Form 10-K405
period 1995-06-30
ZYGO CORP
filed 1995-09-27
CIK 730716

1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1995
Commission file number 0-12944

                                Zygo Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                         06-0864500
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)


Laurel Brook Road, Middlefield, Connecticut                   06455
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (203) 347-8506

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock, $.10 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.* The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

           Aggregate market value at August 31, 1995, was $41,238,450

*Solely for purposes of this calculation affiliates of the registrant have been deemed to include only Canon, Inc., Wesleyan University, the directors and executive officers of the registrant, and members of their immediate families living in their homes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      3,933,136 Shares of Common Stock, $.10 Par Value, at August 31, 1995

The following documents are incorporated by reference in this Form 10-K405.

                                                                    Part of the
                       Document                                    Form 10-K405
                       --------                                    ------------
   1995 Annual Report - (Specified Portions)                      Parts I and II
   Proxy Statement to be used in connection with the
   Registrant's 1995 Annual Meeting of Stockholders -
   (Specified Portions)                                              Part III

                                     PART I

Item 1.  Business

                                   THE COMPANY

         Zygo Corporation (the "Company" or "Zygo"), which was founded in 1970, designs develops, manufactures, and markets high-performance noncontact electro-optical measuring instruments and accessories, and manufactures optical components to precise tolerances both for sale and for use as key elements in its own products. The Company operates in a single business segment, electro-optics, and offers products which fall into two general categories: (1) instruments and accessories and (2) precision optical components. The Company's business strategy is to select market segments which it believes have significant growth potential and in which Zygo can reasonably expect to become a leading manufacturer; to achieve and maintain a leadership position by using distinctive technologies to provide products offering high performance and quality; and to maintain its position through customer-specific applications-oriented engineering and marketing. The Company dedicates substantial resources to research and product development to enable it to compete effectively in its market areas.

         The Company markets and sells its products worldwide through a direct sales force and through independent distributors and sales representatives. The Company's products are sold to a broad range of end users, including major corporations and government facilities. Zygo competes on the basis of product performance, applications engineering, customer support, reputation, and price.

         Almost all of the Company's instruments and accessories have the common characteristic that they employ a laser or white light source to make noncontact measurements. Using light to achieve measurements requires specific techniques. A primary technique used in many of the Company's instruments is the interference of light. There are a number of different generic instruments based on interference of light and therefore called interferometers. These interferometers are used to measure the surface shape, surface roughness or distance and position of an object or to provide information about the object's effect upon light transmitted through it.

         One type or class of interferometric measurement instruments is used by companies and laboratories to measure, align, and inspect optics and optical assemblies. In industries which make or use ultra-precision parts, such as the electronics industry, such measurement products are used to inspect read/write heads, to assemble CD laser pickups, and to examine recording media. To be able to measure parts of various shapes and sizes, it is necessary to offer instruments of various apertures ranging from an instrument with a beam size of almost a meter to an instrument which is effectively a microscope. Zygo has a significant share of the market for such measurement products. Zygo has a number of competitors, with WYKO Corporation (Tucson, Arizona) being the most significant one.

         Another type of interferometer is a distance measuring interferometer system (DMI) which precisely measures linear and angular displacements. There are important and expanding applications for such instrumentation. One is for accurately measuring and controlling -- while they are in motion -- the X, Y, and theta stages in microlithography equipment that is used in making semiconductors and flat-panel video displays. Another is for precisely positioning the write heads of servo track writers used to manufacture hard disks for computers. Zygo's DMI products compete primarily with those of Hewlett-Packard, which, it is estimated, is presently the market leader for such products.

         Optical components are custom optics manufactured to customers' designs and specifications. Zygo's fabrication capabilities include ultra-precision plano, spherical, and precision machining of complex structural shapes. Optical components are sold principally on a competitive bid basis and competition is intense. However, the Company competes primarily in the market for extremely high-precision optical components where reliability, quality, and technical performance are the key criteria in the customer's purchase decision, and where price may be a secondary factor. This industry consists of many optical fabricators with which the Company competes, including Eastman Kodak Co., Bond Optics, Inc., General Optics, Inc., and Continental Optics.

         The   following   table   shows  the  past  three   years  of  relative
contributions of instruments and accessories and precision optical components to consolidated sales.

Percentage of Consolidated Sales

   Year ended June 30,                     1995            1994             1993
   -----------------------------------------------------------------------------
   Instruments and Accessories              84%             78%              73%
   Precision Optical Components             16              22               27
   -----------------------------------------------------------------------------

   Total                                   100%            100%             100%
   =============================================================================

              PRINCIPAL CUSTOMERS AND OPERATIONS BY GEOGRAPHIC AREA

         Information regarding the principal customers of the Company and operations by geographic area for the years ended June 30, 1995, 1994, and 1993, is included in note 10 of Notes to Consolidated Financial Statements on page 20 of the Company's 1995 Annual Report, which note is incorporated herein by reference.

         Export sales constituted approximately 46%, 46%, and 38% of total net sales for fiscal years 1995, 1994, and 1993, respectively. The majority of export sales have been in Japan, Western Europe, and the Pacific Rim. Canon Sales Co., Inc., a subsidiary of Canon Inc. (a major stockholder of the Company), is Zygo's exclusive distributor for sales in Japan. Sales to Canon Inc. and to Canon Sales Co., Inc. accounted for approximately 30%, 32%, and 20% of total Company net sales in fiscal years 1995, 1994, and 1993, respectively. In fiscal 1995 a leading manufacturer of computer disk drives and related hardware and software accounted for approximately 17% of the Company's net sales. In fiscal 1993 sales to the University of Rochester of precision optical components accounted for approximately 12% of the Company's net sales.

                                     BACKLOG

         The Company's backlog at June 30, 1995, and 1994, was approximately $12.9 million and $3.8 million, respectively. The significant increase from the prior year end resulted primarily from strong demand for the Company's instrument products, particularly its distance measuring interferometers used in motion control applications primarily in the semiconductor industry, and the Company's microscope products used in many applications in the disk drive industry, in particular the Company's Automated Air Bearing analysis system which provides fully automated quantified measurement and analysis of read-write heads. Substantially all of the backlog as of June 30, 1995, is expected to be shipped in fiscal year 1996. Historically, cancellation or reduction of orders has not had a significant impact on the Company's results of operations.

                         RESEARCH AND DEVELOPMENT COSTS

         Information regarding the Company's research and development costs is set forth in the Consolidated Statements of Earnings on page 14 of the Company's 1995 Annual Report, which statements are herein incorporated by reference. The Company operates in an industry that is subject to rapid technological change and engineering innovation. Because the Company believes that its ability to compete effectively in its markets depends in part on maintaining its expertise in applying new technologies and developing new products, the Company dedicates substantial resources to research and development. During the second half of fiscal 1995 the Company formed an R&D facility in Simi Valley, California, for the purpose of developing test and measurement instruments for the disk drive industry. The first such product development effort at the new facility is focused on flying height testing. The Company plans to continue spending approximately the same percentage of net sales for research and product development as it did in the last half of fiscal 1995. Development costs associated with applications engineering or customer paid development are included in cost of goods sold, the majority of which relate to research and development contracts with Canon Inc. (See Management's Discussion and Analysis of Results of Operations and Financial Condition on page 10 of the Company's 1995 Annual Report, which information is incorporated herein by reference.)

                         PATENTS, LICENSES, TRADEMARKS,
                           AND PROPRIETARY INFORMATION

         The Company seeks to obtain patents to protect novel features of its products. The Company holds 48 United States patents and 9 foreign patents, and has 7 United States patent applications and 9 foreign patent applications pending. While these patents may enhance the Company's competitive position in certain areas, management believes that the Company also depends upon trade secrets, the innovative skills of its technical personnel, the quality of its products, and its production and marketing skills to maintain its competitive position. The Company believes that no part of its business is materially dependent upon its patents. Zygo, the Zygo logo, and Maxim o3D are registered, and the Company also holds several nonregistered trademarks including Maxim oGP, NewView 100, Growth Potential Interferometer, GPI, and ZMI-1000.

                       RAW MATERIALS AND SOURCES OF SUPPLY

         The Company's manufacturing operations are vertically integrated, with limited reliance on outside vendors for critical parts or services. Most of the components purchased for use in the Company's products are available from more than one supplier. To date, the Company has not experienced a significant production delay from a parts shortage or loss of a single-source component.

                                    EMPLOYEES

         At fiscal year end, the Company employed 210 men and women.

Item 2.  Properties (land and facility owned)

         Company's manufacturing and administrative facility -
             Laurel Brook Road, Middlefield, Connecticut.
             Land Area:  Approximately 13 acres.
             One building - steel frame, cement and concrete construction.
                  100,000 square feet. Condition excellent. Air conditioned; wet sprinklered. Adequate parking.

         The Company also owns 30 acres of undeveloped land adjacent to its principal facility.

Item 3.  Legal Proceedings

         On June 29, 1988, the Company filed suit in the U.S. District Court in Arizona against WYKO Corporation for patent infringement based on the belief that the WYKO 6000 interferometer infringed certain patents owned by Zygo. On March 1, 1993, the United States District Court (District of Arizona) rendered a Memorandum Opinion and Findings of Fact and Conclusions of Law in the matter of the patent suit. The conclusions of the court were that Zygo's patent is valid, the WYKO Model 6000 interferometer infringes the Zygo patent, that WYKO Corporation is liable to Zygo Corporation for any damages suffered as a result of WYKO's infringement of Zygo's patents by making, selling, and using the WYKO Model 6000 interferometer, and that the amount of the monetary judgment and other relief shall be determined following a trial on the issue of damages. The damage phase trial was held from November 29, 1993, through December 6, 1993. The Court rendered its judgment on June 2, 1994, awarding the Company $2,668,710 plus recovery of certain costs to be awarded by the Court which were incurred by the Company in connection with the conduct of the trial and entered a permanent injunction prohibiting further sales of the WYKO Model 6000 interferometers found to infringe. An appeal of the District Court's decision was filed by WYKO on August 9, 1994, with the Court of Appeals for the Federal Circuit located in Washington, D.C. The oral argument of the appeal was heard by the Court of Appeals on March 9, 1995. No ruling has been rendered by the Court of Appeals. The Company has not recorded any gain from the District Court's ruling and will not until a final determination of the award is made.


Item 4.  Submission of Matters to a Vote of Security Holders

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Gary K. Willis - age 50
President and Chief  Executive  Officer of the Company  since August 1993;  from
     February 1992 until August 1993, President and Chief Operating Officer; from October 1990 until January 1992, Independent Consultant; from January 1988 until September 1990, President, Chief Executive Officer and Chairman of The Foxboro Company
Served as executive officer of the Company since February 1992

Mark J. Bonney - age 41
Vice President,  Finance and  Administration  and Chief Financial Officer of the
     Company since March 1993 and Treasurer of the Company since November 1993; from October 1990 until February 1993, Vice President European Operations and Managing Director, Dynapert Limited, a Black & Decker Company; from December 1987 until October 1990, Vice President, Finance and Administration, Dynapert Group, a Black & Decker company
Served as executive officer of the Company since March 1993

Carl A. Zanoni - age 54
Vice President, Research, Development and Engineering of the Company since April
     1992; from February 1989 until March 1992, Vice President, Research and Development, and Chief Scientist of the Company and, from June 1970 until February 1989, Vice President, Engineering of the Company
Served as executive officer of the Company since its inception in 1970

         Of the above executive officers, Mr. Willis and Mr. Zanoni are directors of the Company. Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

          Information required by this item is included on page 23 (Stock Data) and the inside back cover (Shareholder Information) of, and in note 1 on page 17 and note 6 on page 18 in the Notes to Consolidated Financial Statements included in, the Company's 1995 Annual Report and is herein incorporated by reference. The Company's common shares are traded over-the-counter and are quoted on the NASDAQ/National Market. The number of stockholders of record at June 30, 1995, was 509.


Item 6.  Selected Financial Data

          Information required by this item is included on page 9 (Five-Year Summary) of the Company's 1995 Annual Report and is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information required by this item is included on pages 10 through 12 (Management's Discussion and Analysis of Results of Operations and Financial Condition) of the Company's 1995 Annual Report and is herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

          Information required by this item is included on pages 13 through 22 (Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows; Notes to Consolidated Financial Statements; Report of Management; Report of Independent Auditors; and Selected Consolidated Quarterly Financial Data) of the Company's 1995 Annual Report and is herein incorporated by reference.

          The   consolidated   financial   schedules  of  Zygo  Corporation  and
Consolidated Subsidiary are filed as part of Item 14 of this Annual Report on Form 10-K405.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Except for the information concerning executive officers which is set forth in Part I of this report, information required by this item is included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 1995 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.


Item 11.  Executive Compensation

          Information required by this item is included in the Proxy Statement under the caption "Executive Compensation" and is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information required by this item is included in the Proxy Statement under the captions "Election of Board of Directors" and "Principal Stockholders" and is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

          Information required by this item is included in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is herein incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

       1. and 2. Financial Statements and Financial Statement Schedules:

                 An index to the financial statements and financial statement schedules filed is located on page F-1.

       3.        EXHIBITS

       3.(i) Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       3.(ii) By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter "Registration No. 2-87253")*

       4.1 Shareholders Agreement dated October 17, 1983, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer (Exhibit (4)(a) to Registration No. 2-87253)*

       4.2 Lease Agreement dated October 1, 1977, between the Connecticut Development Authority and the Company (Exhibit (4)(b) to Registration No. 2-87253)*

       4.3 First Amendatory Lease Agreement to Lease Agreement dated October 1, 1977, dated May 1, 1981, between the Connecticut Development Authority and the Company (Exhibit (4)(c) to Registration No. 2-87253)*

       4.4 Amendment dated October 11, 1983, between The Connecticut Bank and Trust Company and the Connecticut Development Authority relating to certain of the Company's financial covenants (Exhibit (4)(e) to Registration No. 2-87253)*

       10.1 Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253)*

       10.2 Indenture of Mortgage and Trust dated October 1, 1977, between the Connecticut Development Authority and The Connecticut Bank and Trust Company (Exhibit (10)(h) to Registration No. 2-87253)*

*Incorporated herein by reference.

       10.3 First Supplemental Indenture to Indenture of Mortgage and Trust, dated as of October 1, 1977, relating to Industrial Development Bonds (Zygo Project--1977 Series) dated May 1, 1981, between the Connecticut Development Authority and The Connecticut Bank and Trust Company (Exhibit (10)(1) to Registration No. 2-87253)*

       10.4 Guaranty Agreement dated October 1, 1977, between the Company and The Connecticut Bank and Trust Company (Exhibit (10)(i) to Registration No. 2-87253)*

       10.5 Bond Purchase Agreement dated October 1, 1977, among the Connecticut Development Authority, the Company and The Connecticut Bank and Trust Company (Exhibit (10)(j) to Registration No. 2-87253)*

       10.6 Representation and Indemnity Agreement dated May 1, 1981, between the Connecticut Development Authority, the Company and The Connecticut Bank and Trust Company (Exhibit (10)(k) to Registration No. 2-87253)*

       10.7 Agreement dated May 27, 1975, between the Company and Canon U.S.A., Inc., regarding information sharing and marketing (Exhibit (10)(x) to Registration No. 2-87253)*

       10.8 Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

       10.9 Right of First Refusal agreement between Forman, Zanoni and Laufer and the Company (Exhibit 10.40 to the Company's Annual Report on Form 10-K for its year ended June 30, 1987)*

       10.10 Zygo Corporation Profit Sharing Plan, as amended effective June 30, 1985 (Exhibit 10.35 to the Company's Annual Report on Form 10-K for its year ended June 30, 1985)*

       10.11 First Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.28 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

       10.12 Second Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.29 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

       10.13 Third Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

       10.14 Fourth Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

       10.15     Amended and Restated Zygo Corporation Profit Sharing Plan

       10.16 Canon/Zygo Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*

*Incorporated herein by reference.

       10.17 Employment Agreement dated February 13, 1992, relating to the employment of Gary K. Willis by the Company (Exhibit 10.38 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

       10.18 Amendment, dated August 26, 1993, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.22 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.19 Second Amendment, dated March 10, 1995, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company

       10.20 Stock Purchase Agreement dated March 4, 1992, relating to the purchase of Company Common Stock by Gary K. Willis from Wesleyan University (Exhibit 10.39 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

       10.21 Services Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.26 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.22 Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.23 Services Agreement dated August 26, 1993, between the Company and Sol F. Laufer (Exhibit 10.28 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.24 Non-Competition Agreement dated August 26, 1993, between the Company and Sol F. Laufer (Exhibit 10.29 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.25 Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.26 Employment Agreement dated March 1, 1993, between Mark J. Bonney and the Company (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       10.27 Termination Agreement dated November 30, 1993, covering the termination of the Shareholders' Agreement between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer dated October 17, 1983 (Exhibit 10.33 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

       10.28 Registration Rights Agreement dated November 30, 1993, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, Sol F. Laufer, and the Company (Exhibit 10.34 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

       10.29 Renewal of Line of Credit dated December 1, 1994, between the Company and Shawmut Bank Connecticut, N.A.

*Incorporated herein by reference.

       10.30     Zygo  Corporation   Non-Employee  Director  Stock  Option  Plan
                 ratified and approved by the Company's stockholders on November 17, 1994

       11. For computation of per share earnings see note 1 of the Notes to Consolidated Financial Statements in the 1995 Annual Report included herewith, which note is incorporated herein by reference.

       13. Specified portions of 1995 Annual Report to Stockholders (such portions are furnished solely for the information of the Commission and are not filed herewith, except for those portions expressly incorporated herein by reference.)

       21.       Subsidiaries of Registrant

       23.       Accountants' Consent

       24.       Power of Attorney

 (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


*Incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ZYGO CORPORATION
- ----------------------------------------
              Registrant

By     Mark J. Bonney                                Date     September 26, 1995
- ----------------------------------------
       Mark J. Bonney
       Vice President, Finance
       and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                    Title
              ---------                                    -----

Gary K. Willis                          President, Chief Executive Officer           Date     September 26, 1995
- ------------------------------          and Director
          Gary K. Willis


Mark J. Bonney                          Vice President, Finance and                  Date     September 26, 1995
- ------------------------------          Administration, Treasurer, and Chief
          Mark J. Bonney                Financial and Accounting Officer


Carl A. Zanoni                          Vice President, Research, Develop-           Date     September 26, 1995
- ------------------------------          ment and Engineering and Director
          Carl A. Zanoni


Paul F. Forman*                         Chairman of the Board
(Paul F. Forman)

Michael R. Corboy*                      Director
(Michael R. Corboy)

Seymour E. Liebman*                     Director
(Seymour E. Liebman)

Robert G. McKelvey*                     Director
(Robert G. McKelvey)

Paul W. Murrill*                        Director
(Paul W. Murrill)

Robert B. Taylor*                       Director
(Robert B. Taylor)


*By    Mark J. Bonney                                                                Date     September 26, 1995
- ----------------------------------------
       Mark J. Bonney
       Attorney-in-Fact

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                   Index to Financial Statements and Schedule

Page

*   Independent Auditors' Report

*   Consolidated balance sheets at June 30, 1995, and 1994

* Consolidated statements of earnings for the years ended June 30, 1995, 1994, and 1993

* Consolidated statements of stockholders' equity for the years ended June 30, 1995, 1994, and 1993

* Consolidated statements of cash flows for the years ended June 30, 1995, 1994, and 1993

*   Notes to consolidated financial statements

* Selected consolidated quarterly financial data for the years ended June 30, 1995, and 1994


Consolidated Schedules

F-2           Independent Auditors' Report on Schedule

F-3  VIII -   Valuation and qualifying accounts


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

     *Incorporated herein by reference to Zygo Corporation 1995 Annual Report to Stockholders.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



The Board of Directors
Zygo Corporation:


Under date of August 11, 1995, we reported on the consolidated balance sheets of Zygo Corporation and consolidated subsidiary as of June 30, 1995, and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K405 for the fiscal year ended June 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP


Hartford, Connecticut
August 11, 1995

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1995, 1994, and 1993

                                    Balance                             Balance
                                  at Beginning                          at End
Description                        of Period   Provision   Write-Offs  of Period
- -----------                        ---------   ---------   ----------  ---------

Year Ended June 30, 1995:
  Allowance for Doubtful
    Accounts                        $ 70,981    $ 74,584    $  7,910    $137,655

  Inventory Reserve                 $267,183    $248,576    $ 96,612    $419,147

Year Ended June 30, 1994:
  Allowance for Doubtful
    Accounts                        $ 88,919    $ 32,045    $ 49,983    $ 70,981

  Inventory Reserve                 $190,100    $105,683    $ 28,600    $267,183

Year Ended June 30, 1993:
  Allowance for Doubtful
    Accounts                        $154,975    $ 18,900    $ 84,956    $ 88,919

  Inventory Reserve                 $111,550    $ 78,550    $   --      $190,100

                                  EXHIBIT INDEX

EXHIBIT
 TABLE
 NUMBER
- -------
 10.15     Amended and Restated Zygo Corporation Profit Sharing Plan

 10.19 Second Amendment, dated March 10, 1995, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company

 10.29 Renewal of Line of Credit dated December 1, 1994, between the Company and Shawmut Bank Connecticut, N.A.

 10.30 Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1994

 11. For computation of per share earnings, see note 1 of the Notes to Consolidated Financial Statements in the 1995 Annual Report included herewith, which note is incorporated herein by reference

 13. Specified portions of 1995 Annual Report to Stockholders (such portions are furnished solely for the information of the Commission and are not filed herewith, except for those portions expressly incorporated herein by reference.)

 21.       Subsidiaries of Registrant

 23.       Accountants' Consent

 24.       Power of Attorney