Form 10-K405/A
period 1995-06-30
ZYGO CORP
filed 1995-10-26
CIK 730716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405/A

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

This Form 10-K405/A amends Part IV, Item 14(a) of the Registrant's Annual Report on Form 10-K405 for the Fiscal Year ended June 30, 1995 to include Exhibit 27, the Financial Data Schedule required by Item 601(c) of Regulation S-K and Rule 401 of Regulation S-T.

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

       27.       Financial Data Schedule

 (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


*Incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ZYGO CORPORATION

                                                  By: /s/ Mark J. Bonney
                                                  ------------------------------
                                                         Mark J. Bonney
                                                         Vice President, Finance
                                                         and Administration

Date October 24, 1995