Form 10-Q
period 1995-09-30
ZYGO CORP
filed 1995-10-27
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

                                       or

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                          to
                              ---------------------        ---------------------

Commission File Number 0-12944


                                Zygo Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                 06-0864500
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


Laurel Brook Road, Middlefield, Connecticut           06455
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                 (860) 347-8506
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES X    NO
                                    ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      3,933,886 shares of Common Stock, $.10 Par Value, at October 20, 1995

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)


                                                          For the Three Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------

Net sales                                                $ 11,341      $  5,858
Cost of goods sold                                          6,337         3,454
                                                         --------      --------

         Gross profit                                       5,004         2,404

Selling, general and administrative
     expenses                                               1,960         1,500
Research, development and engineering expenses              1,426           669
                                                         --------      --------

         Operating profit                                   1,618           235
                                                         --------      --------

Other income (expense):
     Interest income                                          101            88
     Interest expense                                        --             (12)
     Miscellaneous expense, net                               (41)          (63)
                                                         --------      --------
                                                               60            13
                                                         --------      --------

Earnings before income taxes                                1,678           248
Income tax expense                                            588            92
                                                         --------      --------

Net earnings                                             $  1,090      $    156
                                                         ========      ========

Net earnings per share                                   $    .23      $    .04
                                                         ========      ========

Weighted average common shares
     and dilutive equivalents
     outstanding                                            4,670         3,971
                                                         ========      ========

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1995, and June 30, 1995
                        (Thousands, except share amounts)

                                                       September 30,  June 30,
              ASSETS                                       1995         1995
                                                         --------     --------

Current Assets:
     Cash and cash equivalents                           $  1,523     $  2,428
     Marketable securities                                  7,342        7,746

     Receivables                                            7,985        6,296

     Inventories:
         Raw materials and manufactured parts               2,863        2,863
         Work in process                                    2,689        2,281
         Finished goods                                       522          499
                                                         --------     --------
             Total inventories                              6,074        5,643
                                                         --------     --------

     Prepaid expenses and taxes                               663          581
     Deferred income taxes                                  1,104        1,043
                                                         --------     --------
           Total current  assets                           24,691       23,737
                                                         --------     --------

Property, plant and equipment, at cost                     17,048       16,644
Less accumulated depreciation                              11,641       11,381
                                                         --------     --------
        Net property, plant and equipment                   5,407        5,263

Other assets, net                                             669          666
                                                         --------     --------

           Total assets                                  $ 30,767     $ 29,666
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                    $  2,325     $  2,515
     Accrued expenses and customer progress
        payments                                            3,667        3,497
     Federal and state income taxes                           667          653
                                                         --------     --------
           Total current liabilities                        6,659        6,665
                                                         --------     --------

Deferred income taxes                                         665          668

Stockholders' Equity:
     Common stock $.10 par value per share:
     10,000,000 shares authorized; 4,037,686
         shares issued (4,030,786 at June 30, 1995)           404          403
     Additional paid-in capital                            10,748       10,726
     Retained earnings                                     12,598       11,508
     Net unrealized loss on marketable securities              (6)          (3)
                                                         --------     --------
                                                           23,744       22,634
     Less treasury stock, at cost; 103,800 shares             301          301
                                                         --------     --------

           Total stockholders' equity                      23,443       22,333
                                                         --------     --------

           Total liabilities and stockholders' equity    $ 30,767     $ 29,666
                                                         ========     ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months ended September 30, 1995, and 1994
                             (Thousands of dollars)


                                                                        1995        1994
                                                                      -------     -------
Cash provided by (used for)
   operating activities:
         Net earnings                                                 $ 1,090     $   156
         Adjustments to reconcile net earnings to cash
           provided by (used for) operating activities:
              Depreciation and amortization                               336         285
              Deferred income taxes                                       (63)       --
              Loss on disposal of assets                                    2          36
              Intangible and other assets                                --          (103)
              Changes in operating accounts:
                  Receivables                                          (1,669)        (22)
                  Inventories                                            (431)       (345)
                  Prepaid expenses                                        (82)         (1)
                  Accounts payable and accrued expenses                    (6)       (309)
                                                                      -------     -------
              Net cash used for operating activities                     (823)       (303)
                                                                      -------     -------
Cash provided by (used for)
   investing activities:
         Additions to property, plant and equipment                      (474)       (412)
         Investment in marketable securities                             --          (496)
         Investment in other assets                                       (31)       --
         Proceeds from maturity of marketable securities                  400         785
                                                                      -------     -------
              Net cash used for investing activities                     (105)       (123)
                                                                      -------     -------
Cash provided by (used for)
   financing activities:
         Repayment of long-term debt                                     --           (44)
         Exercise of employee stock options                                23          13
                                                                      -------     -------
              Net cash provided by (used for) financing activities         23         (31)
                                                                      -------     -------
Net decrease in cash and cash
   equivalents                                                           (905)       (457)
Cash and cash equivalents,
   beginning of year                                                    2,428       2,530
                                                                      -------     -------
Cash and cash equivalents,
   end of quarter                                                     $ 1,523     $ 2,073
                                                                      =======     =======


The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1995, Annual Report on Form 10-K.

The foregoing interim results are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

At September 30, 1995, working capital was $18,032,000, an increase of $960,000 from the amount at June 30, 1995. The Company had cash and cash equivalents of $1,523,000 and marketable securities available-for-sale amounting to $7,342,000 for a total of $8,865,000 at September 30, 1995, a decrease of $1,309,000 from the amount of cash and cash equivalents and marketable securities at June 30, 1995. Receivables increased by $1,689,000, and inventory increased by $431,000 from the amounts at June 30, 1995. The receivables increase was due primarily to the growth in net sales in the first quarter of fiscal 1996, which were $781,000 higher than the fourth quarter of fiscal 1995, and by a delay in collecting a significant amount of receivables until just after the close of the quarter ended September 30, 1995. Inventory increased primarily to support the growth in sales of the Company's electro-optical instruments. Accounts payable increased by $190,000 in the first quarter of 1996 to $2,325,000 principally as a result of the increase in inventories and other costs associated with the growth of the business. As of September 30, 1995, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Results of Operations

Net sales for the three months ended September 30, 1995, amounted to $11,341,000, an increase from net sales in the comparable period in 1994 by $5,483,000 or 93.6%. The increase was primarily attributable to an increase of 134.8% in the net sales of the Company's electro-optical instruments in the three months ended September 30, 1995 from the comparable prior year period, principally as a result of demand from manufacturers of data storage and semiconductor products. The increase in net sales was also positively impacted by higher service revenues, partially offset by lower sales of precision optical components.

Gross profit for the three months ended September 30, 1995, amounted to $5,004,000, an increase of $2,600,000 from gross profit of $2,404,000 for the comparable prior year period. For the three months ended September 30, 1995, gross profit as a percentage of sales amounted to 44.1%, an increase of 3.1 percentage points from gross profit as a percentage of sales of 41.0% for the comparable prior year period. These increases primarily resulted from substantially higher sales volumes of the Company's electro-optical instrument products, which have higher average gross profit margins than the Company's precision optical components, as well as volume-related manufacturing efficiencies.

Selling, general and administrative expenses in the three months ended September 30, 1995, amounted to $1,960,000, an increase of $460,000 from $1,500,000 in the three months ended September 30, 1994. This increase was primarily due to an increase in volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents. As a percentage of sales, selling, general and administrative expenses declined in the three months ended September 30, 1995, to 17.3% as compared to 25.6% in the comparable prior year period.

Research, development, and engineering ("R&D") expenses in the three months ended September 30, 1995, totaled $1,426,000 or 12.6% of sales as compared to $669,000 or 11.4% of sales in the comparable prior year period. The significant increase in R&D expenses primarily resulted from spending on personnel and materials at the Company's R&D facility in Simi Valley, California, which was formed in the quarter ended March 31, 1995. This R&D facility, in conjunction with the Company's Middlefield, Connecticut, personnel, introduced the Pegasus 2000 Flying Height Tester in September 1995.

Operating profit in the three months ended September 30, 1995, was $1,618,000 and increased by $1,383,000 or 588.5% from the comparable three-month period in the year earlier. Higher sales volume coupled with improved gross profit margins, partially offset by higher selling expenses and higher R&D expenses were the primary factors leading to the record operating profitability in the three-month period ended September 30, 1995.

The Company's backlog increased by 151.7% in the quarter ended September 30, 1995, to $13,994,000 from $5,560,000 at September 30, 1994. This record level of backlog was an increase of $1,001,000 or 7.7% from the backlog at June 30, 1995. Significant new orders for the Company's electro-optical instrument systems and accessories was the principal reason for the increase in the backlog from the year earlier period.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 27.  Financial Data Schedule.

(b)    1.     On July 20, 1995, the Company filed a Current Report on Form 8-K, dated July 20, 1995, reporting that its Board of Directors voted to effect a 3-for-2 stock split in the form of a 50% stock dividend, payable on August 21, 1995, to stockholders of record on August 1, 1995. [Item 5 reporting]

       2. On August 23, 1995, the Company filed a Current Report on Form 8-K, dated August 22, 1995, reporting the press release issued by the Company on August 22, 1995, relating to its fourth quarter and full fiscal year 1995 results. [Item 5 reporting]

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Zygo Corporation
                                     -----------------------------------------
                                                (Registrant)



                                           /s/GARY K. WILLIS
                                     -----------------------------------------
                                     Gary K. Willis
                                     President and Chief Executive Officer



                                           /s/MARK J. BONNEY
                                     -----------------------------------------
                                     Mark J. Bonney
                                     Vice President, Finance and Administration,
                                     Treasurer, and Chief Financial Officer

Date:  October 27, 1995

                                  EXHIBIT INDEX

Exhibit   Description                                                     Page
-------   -----------                                                     ----

27 Financial Data Schedule for the quarterly report, on Form 10-Q, period ended September 30, 1995.