Form 10-Q
period 1995-12-31
ZYGO CORP
filed 1996-02-05
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                       to

Commission File Number 0-12944

                                Zygo Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-0864500
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

Laurel Brook Road, Middlefield, Connecticut                           06455
(Address of principal executive offices)                            (Zip Code)


                                 (860) 347-8506
               Registrant's telephone number, including area code

                                       N/A
        (Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X        NO  ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       4,782,636 shares, Common Stock, $.10 Par Value, at January 25, 1996

                                     PART I

Item 1. Financial Statements

Company or group of companies for which report is filed:  Zygo Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                      For the Three Months                  For the Six Months
                                                       Ended December 31,                    Ended December 31,
                                                 ---------------------------           ---------------------------
                                                   1995               1994               1995               1994
                                                 --------           --------           --------           --------
Net sales                                        $ 12,654           $  7,097           $ 23,994           $ 12,955
Cost of goods sold                                  6,859              3,852             13,195              7,306
                                                 --------           --------           --------           --------
         Gross profit                               5,795              3,245             10,799              5,649

Selling, general and administrative
     expenses                                       2,024              1,641              3,985              3,141
Research, development and
     engineering expenses                           1,320                793              2,746              1,462
                                                 --------           --------           --------           --------
         Operating profit                           2,451                811              4,068              1,046
                                                 --------           --------           --------           --------
Other income (expense):
     Interest income                                  142                 88                244                176
     Interest expense                                   0                (11)                 0                (23)
     Miscellaneous, net                               (89)               (44)              (130)              (107)
                                                 --------           --------           --------           --------
                                                       53                 33                114                 46
                                                 --------           --------           --------           --------
Earnings before income taxes                        2,504                844              4,182              1,092
Income tax expense                                    876                311              1,464                403
                                                 --------           --------           --------           --------
Net earnings                                     $  1,628           $    533           $  2,718           $    689
                                                 ========           ========           ========           ========
Net earnings per share                           $    .33           $    .13           $    .57           $    .17
                                                 ========           ========           ========           ========
Weighted average common shares
     and common dilutive equivalents
     outstanding                                    4,879              4,068              4,786              4,019
                                                 ========           ========           ========           ========

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1995, and June 30, 1995
                             (Thousands of dollars)

                                                                                 December 31,            June 30,
                        ASSETS                                                       1995                  1995
                        ------                                                     --------              --------
Current Assets:
    Cash and cash equivalents                                                     $ 27,373              $  2,428
    Marketable securities                                                            7,008                 7,746

    Receivables                                                                      6,080                 6,296

    Inventories:
         Raw materials and manufactured parts                                        3,020                 2,863
         Work in process                                                             3,027                 2,281
         Finished goods                                                                305                   499
                                                                                  --------              --------
                  Total inventories                                                  6,352                 5,643
                                                                                  --------              --------

    Prepaid expenses and taxes                                                         683                   581
    Deferred income taxes                                                            1,093                 1,043
                                                                                  --------              --------
                  Total current  assets                                             48,589                23,737
                                                                                  --------              --------
Property, plant and equipment, at cost                                              16,714                16,644
         Less accumulated depreciation                                             (11,055)              (11,381)
                                                                                  --------              --------
              Net property, plant and equipment                                      5,659                 5,263

Other assets, net                                                                      724                   666
                                                                                  --------              --------
                  Total assets                                                    $ 54,972              $ 29,666
                                                                                  ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                              $  2,300              $  2,515
    Accrued expenses and customer progress
              payments                                                               4,095                 3,497
    Federal and state income taxes                                                    --                     653
                                                                                  --------              --------
                  Total current liabilities                                          6,395                 6,665
                                                                                  --------              --------
Deferred income taxes                                                                  665                   668

Stockholders' Equity:
    Common stock, $.10 par value per share:
         15,000,000 shares authorized; 4,882,686
         shares issued (4,030,786 at June 30, 1995)                                    488                   403
    Additional paid-in capital                                                      33,490                10,726
    Retained earnings                                                               14,226                11,508
    Net unrealized gain (loss) on marketable securities                                  9                    (3)
                                                                                  --------              --------
                                                                                    48,213                22,634
    Less treasury stock, at cost; 103,800 shares                                       301                   301
                                                                                  --------              --------
                  Total stockholders' equity                                        47,912                22,333
                                                                                  --------              --------
                  Total liabilities and stockholders' equity                      $ 54,972              $ 29,666
                                                                                  ========              ========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months ended December 31, 1995, and 1994
                             (Thousands of dollars)

                                                                                     1995                 1994
                                                                                   --------             --------
Cash provided by (used for) operating activities:
         Net earnings                                                              $  2,718             $    689
         Adjustments to reconcile net earnings
           to cash provided by (used for) operating activities:
              Depreciation and amortization                                             684                  582
              Deferred income taxes                                                     (63)                --
              Loss on disposal of assets                                                 98                  209
              Intangible and other assets                                              --                   (162)
              Changes in operating accounts:
                  Receivables                                                           236                 (923)
                  Inventories                                                          (709)                (617)
                  Prepaid expenses and taxes                                           (102)                 184
                  Accounts payable and accrued expenses                                (270)                 487
                                                                                   --------             --------
              Net cash provided by operating activities                               2,592                  449
                                                                                   --------             --------
Cash provided by (used for) investing activities:
         Additions to property, plant and equipment                                  (1,165)                (772)
         Investment in marketable securities                                           (400)              (1,229)
         Investment in other assets                                                     (95)                --
         Proceeds from maturity of marketable securities                              1,160                1,465
         Proceeds from sale of assets                                                     4                    3
                                                                                   --------             --------
             Net cash (used for) investing activities                                  (496)                (533)
                                                                                   --------             --------
Cash provided by (used for) financing activities:
         Repayment of long-term debt                                                   --                   (131)
         Net proceeds from issuance of common stock                                  22,826                 --
         Exercise of stock options                                                       23                   16
                                                                                   --------             --------
             Net cash provided by (used for) financing activities                    22,849                 (115)
                                                                                   --------             --------
Net increase (decrease) in cash and cash equivalents                                 24,945                 (199)
Cash and cash equivalents,
     beginning of year                                                                2,428                2,530
                                                                                   --------             --------
Cash and cash equivalents,
     end of period                                                                 $ 27,373             $  2,331
                                                                                   ========             ========

The interim financial statements furnished herein reflect all adjustments, consisting only of normal closing entries, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's June 30, 1995 Annual Report on Form 10-K.

The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At December 31, 1995, working capital was $42,194,000, an increase of $25,122,000 from $17,072,000 at June 30, 1995. At December 31, 1995, the Company
had cash and cash equivalents of $27,373,000 and marketable securities of $7,008,000 for a total of $34,381,000. The $24,207,000 increase in cash and cash equivalents and marketable securities from the amount at June 30, 1995, was due primarily to the secondary offering of 1,300,000 shares of the Company's common stock, of which 845,000 shares were sold by the Company generating approximately $23 million in net proceeds to the Company. As of December 31, 1995, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Results of Operations

Net sales of $12,654,000 for the three months and $23,994,000 for the six months ended December 31, 1995, increased by $5,557,000 or 78.3% and $11,039,000 or
85.2%, respectively, from the net sales in the comparable prior year periods. The percentages of net sales attributed to electro-optical instruments and accessories amounted to 84.7% and 86.8%, respectively, in the three months and six months ended December 31, 1995. The increases in net sales in both the three-month and six-month periods were principally due to increased demand from manufacturers of data storage and semiconductor products for the Company's instruments and systems. Net sales of the Company's electro-optical instruments and accessories in the three- and six-month periods ended December 31, 1995 increased by 78.5% and 98.3%, respectively, from the same periods the year earlier. Net sales of precision optical components also increased by 77.2% and 29.2%, respectively, for the three months and six months ended December 31, 1995.

Gross profit for the three months and six months ended December 31, 1995, amounted to $5,795,000 and $10,799,000, respectively, an increase of $2,550,000 and $5,150,000 from the comparable prior year periods. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1995, amounted to 45.8% and 45.0%, respectively, an increase of 0.1 and 1.4 percentage points, respectively, from gross profit as a percentage of sales of 45.7% and 43.6%, respectively, for the three months and six months ended December 31, 1994. Gross profit dollars and gross profit as a percentage of sales increased principally due to the increased volume of sales and certain volume-related manufacturing efficiencies.

Selling, general and administrative expenses of $2,024,000 and $3,985,000, respectively, in the three months and six months ended December 31, 1995, increased by $383,000 or 23.3%, and $844,000, or 26.9%, respectively, from the same periods the year earlier. In the three-month and six-month periods ended December 31, 1995, volume-related expenses accounted for 59.0% and 53.1%, respectively, of the total dollar increases from the comparable prior year periods. As a percentage of sales, selling, general and administrative expenses declined in the three months and six months ended December 31, 1995, to 16.0% and 16.6%, respectively, as compared to 23.1% and 24.2%, respectively, in the comparable prior year period.

Research and development expenses amounted to $1,320,000 or 10.4% of sales and $2,746,000 or 11.4% of sales, respectively, for the three months and six months ended December 31, 1995. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $793,000 or 11.2% of sales and $1,462,000 or 11.3% of sales, respectively. The significant increase in R&D expenses primarily resulted from spending on personnel and materials at both the Company's principal R&D center in Middlefield, Connecticut, and its R&D facility in Simi Valley, California, which was formed in the quarter ended March 31, 1995.

Other income in the quarter and six months ended December 31, 1995, amounted to $53,000 and $114,000, respectively, as compared to $33,000 and $46,000, respectively, in the same periods last year. Other income increased primarily due to an increase in interest income relating to the Company's secondary stock offering and the elimination of interest expense, partially offset by miscellaneous expense of a nonrecurring nature.

The Company's backlog at December 31, 1995 was a record level of $16,766,000, an increase of $6,884,000 or 69.7% over the $9,882,000 backlog at December 31, 1994, and an increase of $2,772,000 or 19.8% from the backlog at September 30, 1995. Stronger demand for the Company's electro-optical instrument systems and accessories and precision optical components accounted for the increase in backlog from the year earlier period.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 16, 1995. The following matters were submitted to a vote of the Company's stockholders:

       Proposal No. 1 - Election of Board of Directors
               To elect eight directors for the ensuing year. The following individuals, all of whom were Company directors, immediately prior to the vote, were elected as a result of the following vote:

                                                        For             Against
                                                        ---             -------
               Michael R. Corboy                     3,556,048          12,780
               Paul F. Forman                        3,555,876          12,952
               Seymour E. Liebman                    3,555,876          12,952
               Robert G. McKelvey                    3,555,876          12,952
               Paul W. Murrill                       3,556,048          12,780
               Robert B. Taylor                      3,556,048          12,780
               Gary K. Willis                        3,556,048          12,780
               Carl A. Zanoni                        3,556,048          12,780

       Proposal No. 2 - Adoption of an amendment to the Company's Restated Certificate of Incorporation
               To adopt an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 15,000,000 shares. The amendment to the Company's Articles of Incorporation was adopted, as written in the proxy statement dated October 10, 1995, as a result of the following vote:

                    Votes For                         3,540,679
                    Votes Against                        18,681
                    Abstentions                           9,468

       Proposal No. 3 - Adoption of an amendment to the Company's Amended and Restated Non- Qualified Stock Option Plan
               To adopt an amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Plan from 975,000 to 1,425,000 shares. The amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan was adopted, as written in the proxy statement dated October 10, 1995, as a result of the following vote:

                    Votes For                         2,329,816
                    Votes Against                       211,118
                    Broker Non-Votes                  1,012,395
                    Abstentions                          15,499

       Proposal No. 4 - Approval of the Company's entering into indemnity agreements with its directors and officers
               To approve the Company's entering into indemnity agreements with its directors and officers. The action of the Company's entering into indemnity agreements with its officers and directors was approved, as written in the proxy statement dated October 10, 1995, as a result of the following vote:

                    Votes For                         3,522,006
                    Votes Against                        29,625
                    Abstentions                          17,197

       There were no other matters submitted to a vote of the Company's stockholders.

Item 5. Other Information
               On December 13, 1995, the Company commenced a public offering of 1,300,000 shares of Common Stock, of which 845,000 shares were sold by the Company, and 455,000 shares were sold by certain of the Company's stockholders. The Company generated approximately $23 million in net proceeds, which is expected to be used for working capital associated with expanded sales, research and development and other general corporate purposes, and for potential acquisitions.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibit 27.  Financial Data Schedule.

(b)        The  Company  did not file any reports on  Form 8-K during the period covered by this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              /S/  Zygo Corporation
                                    --------------------------------------------
                                                    (Registrant)

                                               /S/  GARY K. WILLIS
                                    --------------------------------------------
                                    Gary K. Willis
                                    President and Chief Executive Officer

                                               /S/  MARK J. BONNEY
                                    --------------------------------------------
                                    Mark J. Bonney
                                    Vice President, Finance and Administration,
                                    Treasurer, and Chief Financial Officer

Date:  February 5, 1996