Form 10-Q
period 1996-03-31
ZYGO CORP
filed 1996-04-29
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to______________________

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


                                    N/A
        (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO_____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        4,815,186 shares, Common Stock, $.10 Par Value, at April 23, 1996

                                     PART I


Item 1. Financial Statements

Company or group of companies for which report is filed:  Zygo Corporation



                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)


                                                        For the Three Months                For the Nine Months
                                                           Ended March 31,                    Ended March 31,
                                                           ---------------                    ---------------
                                                         1996              1995             1996              1995
                                                         ----              ----             ----              ----
Net sales                                              $14,349          $ 8,718          $ 38,343         $ 21,673
Cost of goods sold                                       7,672            4,615            20,867           11,921
                                                       -------          -------          --------         --------

         Gross profit                                    6,677            4,103            17,476            9,752

Selling, general and administrative
     expenses                                            2,010            1,567             5,995            4,708
Research, development and
     engineering expense                                 1,414            1,043             4,160            2,505
                                                       -------          -------          --------         --------
         Operating profit                                3,253            1,493             7,321            2,539
                                                       -------          -------          --------         --------

Other income (expense):
     Interest income                                       370               95               614              271
     Interest expense                                        -              (11)                -              (34)
     Miscellaneous, net                                    (73)             (52)             (203)            (159)
                                                       -------          -------          --------         --------
         Other income, net                                 297               32               411               78
                                                       -------          -------          --------         --------
Earnings before income taxes                             3,550            1,525             7,732            2,617
Income tax expense                                       1,030              605             2,493            1,008
                                                       -------          -------          --------         --------

Net earnings                                           $ 2,520          $   920           $ 5,239         $  1,609
                                                       =======          =======           =======         ========
Net earnings per share                                 $   .45           $  .21            $ 1.04          $   .39
                                                       =======          =======           =======         ========


Weighted average common shares
     and common dilutive equivalents
     outstanding                                         5,553            4,371            5,034            4,137
                                                         =====            =====            =====            =====

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1996, and June 30, 1995
                             (Thousands of dollars)

                                                                                                    March 31,               June 30,
              ASSETS                                                                                  1996                    1995
              ------                                                                                  ----                    ----
Current Assets:
     Cash and cash equivalents                                                                       $14,533                 $2,428
      Marketable securities                                                                           19,184                  7,746

     Receivables                                                                                       9,701                  6,296

     Inventories:
         Raw materials and manufactured parts                                                          2,977                  2,863
         Work in process                                                                               3,560                  2,281
         Finished goods                                                                                  410                    499
                                                                                                    --------               --------
              Total inventories                                                                        6,947                  5,643

     Prepaid expenses and taxes                                                                        1,431                    581
      Deferred income taxes                                                                            1,099                  1,043
                                                                                                    --------               --------
              Total current  assets                                                                   52,895                 23,737
                                                                                                    --------               --------

Property, plant and equipment, at cost                                                                17,241                 16,644
     Less accumulated depreciation                                                                   (11,143)               (11,381)
                                                                                                    --------               --------
         Net property, plant and equipment                                                             6,098                  5,263

Other assets, net                                                                                        788                    666
                                                                                                    --------               --------

              Total assets                                                                           $59,781                $29,666
                                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                                                $2,507                 $2,515
     Accrued expenses and customer progress payments                                                   5,537                  3,497
     Federal and state income taxes                                                                      654                    653
                                                                                                    --------               --------
              Total current liabilities                                                                8,698                  6,665
                                                                                                    --------               --------

Deferred income taxes                                                                                    665                    668

Stockholders' Equity:
     Common stock, $.10 par value per share:
      15,000,000 shares authorized; 4,918,986
        shares issued (4,030,786 at June 30, 1995)                                                       492                    403
     Additional paid-in capital                                                                       33,479                 10,726
     Retained earnings                                                                                16,747                 11,508
     Net unrealized gain (loss) on marketable securities                                                   1                     (3)
                                                                                                    --------               --------
                                                                                                      50,719                 22,634
     Less treasury stock, at cost; 103,800 shares                                                        301                    301
                                                                                                    --------               --------
              Total stockholders' equity                                                              50,418                 22,333
                                                                                                    --------               --------

              Total liabilities and stockholders' equity                                             $59,781                $29,666
                                                                                                    ========               ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months ended March 31, 1996, and 1995
                             (Thousands of dollars)

                                                                                                         1996                  1995
                                                                                                         ----                  ----
Cash provided by (used for) operating activities:
         Net earnings                                                                                 $  5,239             $  1,609
         Adjustments to reconcile net earnings
           to cash provided by (used for) operating activities:
              Depreciation and amortization                                                              1,020                  937
              Deferred income taxes                                                                        (62)                  --
              Loss on disposal of assets                                                                   183                  241
              Gain on sale of marketable securities                                                         (1)                  --
              Intangible and other assets                                                                   --                 (155)
              Changes in operating accounts:
                  Receivables                                                                           (3,368)              (2,964)
                  Inventories                                                                           (1,304)              (1,932)
                  Prepaid expenses and taxes                                                              (850)                 155
                  Accounts payable and accrued expenses                                                  2,033                2,676
                                                                                                      --------             --------
              Net cash provided by operating activities                                                  2,890                  567
                                                                                                      --------             --------

Cash provided by (used for) investing activities:                                                       (2,019)              (1,036)
         Additions to property, plant and equipment
         Investment in marketable securities                                                           (12,590)              (1,229)
         Investment in other assets                                                                       (131)                  --
         Acquisition of business                                                                           (52)                (100)
         Proceeds from maturity of marketable securities                                                 1,160                1,465
         Proceeds from sale of assets                                                                        4                    3
                                                                                                      --------             --------
              Net cash (used for) investing activities                                                 (13,627)                (897)
                                                                                                      --------             --------

Cash provided by (used for) financing activities:
         Repayment of long-term debt                                                                        --                 (656)
         Net proceeds from issuance of common stock                                                     22,692                   --
         Exercise of stock options                                                                         150                   46
                                                                                                      --------             --------
              Net cash provided by (used for) financing activities                                      22,842                 (610)
                                                                                                      --------             --------

Net increase (decrease) in cash and cash                                                                12,105                 (940)
      equivalents
Cash and cash equivalents,
     beginning of year                                                                                   2,428                2,530
                                                                                                      --------             --------
Cash and cash equivalents,
     end of period                                                                                    $ 14,533             $  1,590
                                                                                                      ========             ========

The interim financial statements furnished above reflect all adjustments, consisting only of normal closing entries, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1995 Annual Report on Form 10-K.

The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At March 31, 1996, working capital was $44,197,000, an increase of $27,125,000 from $17,072,000 at June 30, 1995. At March 31, 1996, the Company had cash and cash equivalents of $14,533,000 and marketable securities of $19,184,000 for a total of $33,717,000. The $23,543,000 increase in cash and cash equivalents and marketable securities from the amount at June 30, 1995, was due primarily to an offering of 1,300,000 shares of the Company's common stock which was completed in December 1995, of which 845,000 shares were sold by the Company generating approximately $23 million in net proceeds to the Company. As of March 31, 1996, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Results of Operations

Net sales of $14,349,000 for the three months and $38,343,000 for the nine months ended March 31, 1996, increased by $5,631,000 (64.6%) and $16,670,000
(76.9%), respectively, from the net sales in the comparable prior year periods. The increases in both the three-month and nine-month periods were principally a result of increased demand for the Company's electro-optical instruments and accessories from manufacturers of data storage and semiconductor products. Net sales of electro-optical instruments and accessories in the three months and nine months ended March 31, 1996 amounted to $12,426,000 (86.6% of total net sales) and $33,258,000 (86.7% of total net sales), respectively, and increased in the three- and nine-month periods by $5,097,000 (69.5%) and $15,422,000 (86.5%), respectively, from the comparable prior year periods. Net sales of precision optical components in the three months and nine months ended March 31, 1996 increased by $534,000 (38.4%) and $1,248,000 (32.5%), respectively, from the same periods the year earlier.

Gross profit for the three months and nine months ended March 31, 1996, amounted to $6,677,000 and $17,476,000, respectively, an increase of $2,574,000 (62.7%)
and $7,724,000 (79.2%), respectively, from the comparable prior year periods. Gross profit, as a percentage of sales, for the quarter and nine months ended March 31, 1996, amounted to 46.5% and 45.6%, respectively, compared to 47.1% and 45% for the three months and nine months ended March 31, 1995. Gross profit dollars increased in both the third quarter and the nine months ended March 31, 1996, from the comparable prior year periods primarily as a result of the increases in the volume of net sales and certain volume-related manufacturing efficiencies.

Selling, general and administrative expenses in the three months and nine months ended March 31, 1996 amounted to $2,010,000 and $5,995,000, respectively. As a percentage of sales, selling, general and administrative expenses amounted to 14.0% and 15.6%, respectively, as compared to 18.0% and 21.7%, respectively, in the comparable prior year periods. Selling, general and administrative expenses increased by $443,000 (28.3%) and $1,287,000 (27.3%), respectively, in the three- and nine-month periods from the three months and nine months ended March 31, 1995. The increases were principally a result of volume-related expenses and necessary infrastructure changes made to support the growth of the business.

Research and development expenses in the three months and nine months ended March 31, 1996, amounted to $1,414,000 and $4,160,000, respectively, an increase of $371,000 (35.6%) and $1,655,000 (66.1%) from the comparable three- and nine-month periods in the prior fiscal year. Research and development expenses as a percentage of sales in the three-and nine-month periods were 9.9% and 10.8%, respectively, as compared to 12.0% and 11.6%, respectively, in the comparable prior year periods. The significant increase in R&D expenses primarily resulted from spending on personnel and materials at both the Company's principal R&D center in Middlefield, Connecticut, and its R&D facility in Simi Valley, California, which was formed in the quarter ended March 31, 1995.

Other income, net, amounted to $297,000 and $411,000, respectively, in the three months and nine months ended March 31, 1996, compared to $32,000 and $78,000, respectively, in the same prior year periods. The increase in other income was primarily due to an increase in interest income resulting from higher cash balances principally as a result of the Company's secondary offering.

The Company's backlog at March 31, 1996 was $18,174,000, an increase of $5,640,000 or 45.0% over the $12,534,000 backlog at March 31, 1995, and an increase of $1,408,000 or 8.4% from the backlog at December 31, 1995. Stronger demand for the Company's electro-optical instruments and accessories of 44.1% accounted for the increase in backlog from the year earlier period.


                                     PART II

Item 5.    Other Information

On April 9, 1996, the Company announced that it had signed a letter of intent providing for the acquisition of NexStar Automation, Incorporated for 250,000 shares of Zygo's common stock. NexStar Automation is engaged in the business of designing, developing, and manufacturing automation parts handling equipment to improve production efficiency and manufacturing yields within the data storage, semiconductor, and medical disposables markets. The proposed acquisition of NexStar is expected to be completed in August 1996.

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



                                              Zygo Corporation
                                     -------------------------------------
                                                 (Registrant)




                                             /s/ GARY K. WILLIS
                                     -------------------------------------
                                                Gary K. Willis
                                     President and Chief Executive Officer




                                             /s/  MARK J. BONNEY
                                     -------------------------------------
                                                  Mark J. Bonney
                                     Vice President, Finance and Administration,
                                        Treasurer, and Chief Financial Officer



Date:  April 26, 1996

                                  EXHIBIT INDEX

Exhibit                            Description                          Page
- -------                            -----------                          ----

27 Financial Data Schedule for the quarterly report on Form 10-Q for the period ended March 31, 1996.