Form 10-Q
period 1996-09-30
ZYGO CORP
filed 1996-11-14
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ____________________

Commission File Number 0-12944

                                Zygo Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-0864500
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

Laurel Brook Road, Middlefield, Connecticut                 06455
-------------------------------------------               ----------
 (Address of principal executive offices)                 (Zip Code)

                                 (860) 347-8506
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)

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

     5,183,670 shares of Common Stock, $.10 Par Value, at November 4, 1996

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                          For the Three Months
                                                         Ended September 30, (1)
                                                       -------------------------
                                                         1996            1995
                                                       --------        --------
Net sales                                              $ 18,443        $ 11,831
Cost of goods sold                                       10,210           6,729
                                                       --------        --------
      Gross profit                                        8,233           5,102

Selling, general and administrative expenses              2,781           2,188
Research, development and engineering expenses            1,380           1,426
Nonrecurring acquisition-related charges                 11,083             --
Amortization of goodwill                                     87             --
                                                       --------        --------
      Operating (loss) profit                            (7,098)          1,488
                                                       --------        --------
Other income (expense):
    Interest income                                         387             102
    Miscellaneous (expense), net                            (27)            (41)
                                                       --------        --------
                                                            360              61
                                                       --------        --------
(Loss) earnings before income taxes                      (6,738)          1,549
Income tax expense                                        1,206             588
                                                       --------        --------
Net (loss) earnings                                    $ (7,944)       $    961
                                                       ========        ========
Net (loss) earnings per share                          $  (1.55)(2)    $   0.20
                                                       ========        ========
Weighted average common shares
 and common dilutive equivalents
 outstanding                                              5,130(2)        4,920
                                                       ========        ========

(1) Both periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.


(2) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average common shares outstanding without common dilutive equivalents. Weighted average common shares and common dilutive equivalents outstanding amounted to 5,930 at September
     30, 1996.

                           CONSOLIDATED BALANCE SHEETS
                    As of September 30, 1996 and June 30,1996
                        (Thousands, except share amounts)

                                                      September 30,    June 30,
ASSETS                                                    1996           1996
                                                      -------------    ---------
Current Assets:
  Cash and cash equivalents                             $  1,751       $ 18,449
  Marketable securities                                   16,155         20,035
  Receivables                                             14,898         10,627
  Inventories:
    Raw materials and manufactured parts                   7,840          3,126
    Work in process                                        3,372          3,558
    Finished goods                                           645            478
                                                        --------       --------
         Total inventories                                11,857          7,162
                                                        --------       --------
  Prepaid expenses and taxes                               1,248            233
  Deferred income taxes                                    2,219          1,506
  Costs in excess of billings                              1,016            252
                                                        --------       --------
         Total current assets                             49,144         58,264
                                                        --------       --------
Property, plant and equipment, at cost                    19,003         17,988
Less accumulated depreciation                            (11,792)       (11,476)
                                                        --------       --------
  Net property, plant and equipment                        7,211          6,512
                                                        --------       --------
Goodwill and other intangible assets                       8,704            600
Other assets, net                                            501            519
                                                        --------       --------
         Total assets                                   $ 65,560       $ 65,895
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      $  4,765       $  4,302
  Accrued expenses and customer progress payments          6,948          5,570
  Federal and state income taxes                           1,318          1,244
                                                        --------       --------
         Total current liabilities                        13,031         11,116
                                                        --------       --------
Deferred income taxes                                      3,291            692

Stockholders' Equity:
  Common stock $.10 par value per share:
  10,000,000 shares authorized: 5,287,470
   shares issued (5,168,986 at June 30, 1996)                529            517
  Additional paid-in capital                              37,911         34,846
  Retained earnings                                       11,116         19,060
  Net unrealized (loss) on marketable securities             (17)           (35)
                                                        --------       --------
                                                          49,539         54,388
   Less treasury stock, at cost; 103,800 shares              301            301
                                                        --------       --------
         Total stockholders' equity                       49,238         54,087
                                                        --------       --------
         Total liabilities and stockholders' equity     $ 65,560       $ 65,895
                                                        ========       ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months ended September 30, 1996, and 1995
                             (Thousands of dollars)

                                                            1996         1995
                                                          --------     --------
Cash provided by (used for)
  operating activities:
    Net (loss) earnings                                   $ (7,944)    $    961
      Adjustments to reconcile net (loss)
        earnings to cash provided by (used
        for) operating activities:
          Depreciation and amortization                        512          336
          Deferred income taxes                                  1          (63)
          Loss or disposal of assets                           122            2
          Nonrecurring in-process R&D                       10,084         --
          Gain on sale of marketable securities                (18)        --
          Intangible and other assets                          326            2
          Changes in operating accounts
            Receivables                                     (2,282)        (979)
            Costs in excess of billings                       (764)        --
            Inventories                                       (962)        (380)
            Prepaid expenses                                  (639)         (79)
            Accounts payable and accrued expenses           (3,439)        (577)
                                                          --------     --------
          Net cash used for operating activities            (5,003)        (777)
                                                          --------     --------
Cash provided by (used for)
  investing activities:
   Additions to property, plant and equipment               (1,145)        (388)
   Investment in marketable securities                        (744)        --
   Investment in other assets                                  (99)         (31)
   Acquisition of business                                 (11,786)        --
   Proceeds from sale of marketable securities               2,897         --
   Proceeds from maturity of marketable securities           1,750          400
   Proceeds from sale of assets                                 17         --
                                                          --------     --------
     Net cash used for investing activities                 (9,110)         (l9)
                                                          --------     --------
Cash provided by (used for)
  financing activities:
    Repayment of long-term debt                             (2,662)         (12)
    Exercise of employee stock options                          77           23
    Other                                                     --            293
                                                          --------      --------
      Net cash provided by (used for) financing
        activities                                          (2,585)         304
                                                          --------      --------
Net decrease in cash and cash equivalents                  (16,698)        (492)
Cash and cash equivalents, beginning of year                18,449        2,428
                                                          --------     --------
Cash and cash equivalents, end of quarter                 $  1,751     $  1,936
                                                          ========     ========


The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1996 Annual Report on Form 10-K including items incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Zygo Corporation ("Zygo" or "the Company") designs, develops, manufactures, and markets high performance noncontact electro-optical measuring instruments, systems and accessories, and optical components to precise tolerances both for sale and for use as key elements in its own products. Utilizing proprietary laser and optical technology combined with advanced software and electronics, Zygo's precision noncontact measuring instruments and systems enable manufacturers in a variety of industries, including data storage, semiconductor, and precision optics, to increase operating efficiencies and production yields by identifying and collecting quantitative data on product defects, both during and after the manufacturing process. Zygo's optical components are used in many applications, including laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems, as well as being an integral part of precision optical instruments.

Through the acquisition of Technical Instrument Company ("TIC"), effective August 8, 1996, Zygo has substantially broadened its product offering. TIC, located in Sunnyvale, California, designs, develops, manufactures, markets, and sells microscopy systems and subsystems, or modules to a variety of industries, including manufacturers of photomasks used in semiconductor and flat panel display manufacturing, manufacturers of components for the data storage industry, biomedical research, and other high technology manufacturing and research applications. The majority of TIC's microscope systems and subsystems employ white light confocal scanning optical microscopy ("CSOM") technology. Over the past several years, TIC has added other imaging systems to its product offering, including laser scanning confocal and atomic force microscopy. Today TIC specializes in integrating imaging modes, viewing accessories, and measurement tools within its microscopy systems and subsystems for customers in a wide variety of high technology fields.

During the quarter ended September 30, 1996, Zygo also completed the acquisition of NexStar Automation, Inc. ("NexStar"), effective September 12, 1996. NexStar designs, develops, manufactures, and markets comprehensive automated system solutions to enable manufacturers in a variety of industries, including the data storage, semiconductor, and medical disposables industries, to enhance operational efficiencies and product yields. NexStar's high speed production solutions reduce downtimes, especially in manufacturing processes adaptable to the manufacture of multiple products differing in size, features, and functionality. NexStar's automated solutions integrate its own proprietary mechanical components and applications software with nonproprietary mechanical, software, and robotics subsystems produced by third parties. NexStar's automated solutions also enhance production control to ensure consistent high quality. NexStar's sophisticated automation products and equipment are utilized in many applications, including data storage media manufacturing, disk drive assembly, semiconductor manufacturing, and packaging and assembly applications in medical disposables production.

As a result of the completion of the acquisitions of TIC and NexStar, Zygo is now better positioned to provide its high technology customers with fully automated solutions to their test and measurement requirements. The Company is integrating the activities of all of its operations and will focus on providing both standalone systems and components as well as fully integrated systems to its customers in the data storage, semiconductor, and other high technology industries.

RESULTS OF OPERATIONS

Net sales in the three months ended September 30, 1996 totaled $18,443,000, an increase of $6,612,000 or 56% from the comparable prior year period. Net sales of the Company's instruments and systems increased by 68% to $13,485,000 and net sales of modules and components increased by 31% to $4,958,000, each from the comparable three months in the prior year. The 56% increase in net sales in the quarter was partially attributable to the inclusion of TIC in the first quarter of fiscal 1997 from August 8, 1996. On a pro forma basis, including the results of TIC for the entire period in both the first quarter of fiscal 1997 and the first quarter of fiscal 1996, the increase in net sales in fiscal 1997 amounted to $5,375,000 or 36%. The results of NexStar are included in the consolidated results for both the first quarter of fiscal 1997 and the comparable quarter in fiscal 1996, since the acquisition of NexStar is accounted for as a pooling-of-interests.

Gross profit for the three months ended September 30, 1996, amounted to $8,233,000 an increase of $3,131,000 from gross profit of $5,102,000 for the comparable prior year period. For the three months ended September 30, 1996, gross profit as a percentage of sales amounted to 44.6%, an increase of 1.5 percentage points from gross profit as a percentage of sales of 43.1% in the comparable prior year period. These increases primarily resulted from the inclusion of TIC from August 8, 1996 and higher sales volumes of the Company's instruments and systems, which have higher average gross profit margins than the Company's components.

Selling, general and administrative expenses in the three months ended September 30, 1996, amounted to $2,781,000, an increase of $593,000 from $2,188,000 in the three months ended September 30, 1995. This increase was primarily due to an increase in volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents and partially due to the impact of including TIC from August 8, 1996. As a percentage of sales, selling, general and administrative expenses declined in the three months ended September 30, 1996, to 15.1% as compared to 18.5% in the comparable prior year period. The decrease in percentage of sales was due to the sales growth.

Research, development, and engineering ("R&D") expenses in the three months ended September 30, 1996, totaled $1,380,000 or 7.5% of sales as compared to $1,426,000 or 12.1% of sales in the comparable prior year period. The decrease in R&D expenses primarily resulted from lower spending on prototype development materials in the three months ended September 30, 1996 as compared to the three month period ended September 30, 1995.

The Company recorded nonrecurring acquisition-related charges amounting to $11,083,400 in the three months ended September 30, 1996. The nonrecurring charges relate to approximately $999,400 of expenses incurred to complete the Company's acquisition of NexStar and the write-off of approximately $10,084,000 of in-process research and development costs in conjunction with the Company's acquisition of TIC.

Excluding the nonrecurring charges, the Company's operating profit in the three months ended September 30, 1996, was $3,985,000 an increase of $2,497,000 or 168% from the $1,488,000 reported in the period ended September 30, 1995. The Company reported an operating loss, including the nonrecurring charges, of $7,098,000 for the three months ended September 30, 1996.

Income tax expense in the three months ended September 30, 1996 totaled $1,206,000 as compared to $588,000 in the comparable prior year period. The Company recorded the $1,206,000 of tax expense despite the loss before taxes of $6,738,000 as a result of the non-tax deductible nature of the $10,084,000 of in-process research and development charge to earnings in the quarter.

Excluding the nonrecurring, acquisition-related charges, the Company reported net income for the first quarter of fiscal 1997 totaling $3,139,000, an increase of $2,178,000 or 227% from the first quarter of fiscal 1996. Earnings per share excluding the nonrecurring charges were $.53, up 165% from $.20 in the first quarter of fiscal 1996 despite a 21% increase in shares outstanding. Including these nonrecurring charges, the Company reported a net loss of $7,944,000 or ($1.55) per share for the quarter.

FINANCIAL CONDITION

At September 30, 1996, working capital was $36,113,000 a decrease of $11,035,000 from the amount at June 30, 1996. The Company had cash and cash equivalents of $1,751,000 and marketable securities amounting to $16,155,000 for a total of $17,906,000 at September 30, 1996, a decrease of $20,578,000 from the amount of cash and cash equivalents and marketable securities at June 30, 1996. The decline in cash, cash equivalents, and marketable securities principally related to the acquisition of Technical Instrument Company, including the payment of $11,700,000 for the cash portion of the purchase price plus the subsequent payment of approximately $2,662,000 of indebtedness of TIC. Receivables increased by $2,282,000 and inventory increased by $962,000 from the amounts at June 30, 1996. The receivables increase was due primarily to the inclusion of accounts receivable at TIC on the September 30, 1996 balance sheet. Inventory increased primarily to support the growth in sales of the Company's instruments and systems. Accounts payable decreased by $2,228,000 in the first quarter of 1997 to $4,765,000 primarily as a result of payments for acquisition-related expenses for both the NexStar and TIC acquisitions, as well as the payment of trade accounts payable which were at higher levels at TIC in anticipation of the acquisition. As of September 30, 1996, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at September 30, 1996 totaled $25,188,000, an increase of $9,961,000 or 65% from September 30, 1995 and an increase of $2,824,000 or 13%
from June 30, 1996. While the Company experienced a lower level of orders in the first quarter for its motion control components used in photolithographic steppers, orders in other segments of the semiconductor industry, in particular the mask sector, and in the data storage and precision optics markets, remained higher when compared to the comparable prior year period. On a pro forma basis, including TIC at September 30, 1996 and 1995, the Company's backlog at September 30, 1996 increased $7,746,000 or 44% from the year earlier.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 27.  Financial Data Schedule.

(b) 1. On August 30, 1996, the Company filed a Current Report on Form 8-K, dated August 19, 1996, reporting the completion of an acquisition of the proprietary products division of Technical Instrument Company by Zygo Corporation.
        [Item 5 reporting]

    2. On September 27, 1996, the Company filed a Current Report on Form 8-K, dated September 12, 1996, reporting the completion of the acquisition of NexStar Automation, Inc. by Zygo Corporation. [Item 5 reporting]

    3. On November 4, 1996, the Company filed an amended Current Report on Form 8-K/A, dated August 19, 1996, reporting interim financial statements and notes of Technical Instrument Company as of June 30, 1996 and for the six-month periods ended June 30, 1996 and 1995 and Consolidated Pro Forma Financial Statements and Notes as of June 30, 1996 and for the year ended June 30, 1996. [Item 5 reporting]

    4. On November 14, 1996, the Company filed an amended Current Report on Form 8-K/A, dated September 12, 1996, reporting Interim Financial Statements and Notes of NexStar Automation, Inc. as of June 30, 1996 and for the six-month periods ended June 30, 1996 and 1995 and Combined Pro Forma Financial Statements and Notes as of June 30, 1996 and for the year ended June 30, 1996.
        [Item 5 reporting]

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZYGO CORPORATION
                                           (Registrant)

                                           /s/ GARY K. WILLIS
                                           ----------------------------------
                                               Gary K. Willis
                                               President and
                                               Chief Executive Officer

                                           /s/ MARK J. BONNEY
                                           ----------------------------------
                                               Mark J. Bonney
                                               Vice President,
                                               Finance and Administration,
                                               Treasurer, and
                                               Chief Financial Officer

Date:  November 14, 1996

                                  EXHIBIT INDEX

Exhibit    Description                                                      Page
-------    -----------                                                      ----
  27 Financial Data Schedule for the quarterly report, on Form 10-Q, for the period ended September 30, 1996.