Form 10-Q
period 1996-12-31
ZYGO CORP
filed 1997-02-13
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission File Number 0-12944

                                Zygo Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   06-0864500
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


Laurel Brook Road, Middlefield, Connecticut                06455
-------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


                                 (860) 347-8506
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                       N/A
-----------------------------------------------------
(Former name, former address, and former fiscal year, if changed from last report)

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

10,436,990 Common Stock, $.10 Par Value, at January 31, 1997, adjusted for stock split

                           PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

Company or group of companies for which report is filed: Zygo Corporation


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                      For the Three Months            For the Six Months
                                                      Ended December 31,(1)          Ended December 31,(1)
                                                      ---------------------          ---------------------
                                                        1996          1995            1996           1995
                                                      -------       -------          -------       -------
Net sales                                             $20,810       $13,479          $39,253       $25,310
Cost of goods sold                                     10,747         7,531           20,957        14,260
                                                      -------       -------          -------       -------

      Gross profit                                     10,063         5,948           18,296        11,050

Selling, general and administrative
  expenses                                              3,292         2,268            6,074         4,456
Research, development and engineering expenses          1,859         1,320            3,239         2,746
Nonrecurring acquisition-related charges                  --            --            11,083           --
Amortization of goodwill                                  145           --               231           --
                                                      -------       -------          -------       -------

      Operating profit (loss)                           4,767         2,360           (2,331)        3,848
                                                      -------       -------          -------       -------
Other income (expense):
   Interest income                                        156           144              543           246
   Miscellaneous (expense), net                           (50)          (89)             (77)         (130)
                                                      -------       -------          -------       -------
                                                          106            55              466           116
                                                      -------       -------          -------       -------

Earnings (loss) before income taxes                     4,873         2,415           (1,865)        3,964
Income tax expense                                      1,774           876            2,980         1,464
                                                      -------       -------          -------       -------

Net earnings (loss)                                   $ 3,099       $ 1,539          $(4,845)      $ 2,500
                                                      =======       =======          =======       =======

Net earnings (loss) per share (2)                     $  0.26       $  0.15          $ (0.47)(3)   $  0.25
                                                      =======       =======          =======       =======
Weighted average common shares and common
   dilutive equivalents outstanding (2)                11,976        10,258           10,333 (3)    10,050
                                                      =======       =======          =======       =======

(1) All periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical
     Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.

(2) Restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend declared on January 23, 1997 and payable on February 27, 1997 to shareholders of record on February 3, 1997.

(3) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average common shares outstanding without common dilutive equivalents.


                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1996
                        (Thousands, except share amounts)

                                                         December 31,   June 30,
ASSETS                                                     1996(1)      1996(1)
------                                                     -------     --------
Current Assets:
   Cash and cash equivalents                               $ 5,081     $ 18,449
   Marketable securities                                    14,013       20,035
   Receivables                                              15,244       10,627
   Inventories:
     Raw materials and manufactured parts                    8,241        3,126
     Work in process                                         4,419        3,558
     Finished goods                                            829          478
                                                           -------      -------
          Total inventories                                 13,489        7,162
                                                           -------      -------
   Prepaid expenses and taxes                                  665          233
   Deferred income taxes                                     2,188        1,506
   Costs in excess of billings                                 877          252
                                                           -------      -------
          Total current assets                              51,557       58,264
                                                           -------      -------
Property, plant and equipment, at cost                      19,705       17,988
Less accumulated depreciation                              (12,177)     (11,476)
                                                           -------      -------
   Net property, plant and equipment                         7,528        6,512
                                                           -------      -------
Goodwill and other intangible assets                         8,163          600
Other assets, net                                            1,078          519
                                                           -------      -------
         Total assets                                      $68,326      $65,895
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                         $ 4,512      $ 4,302
  Accrued expenses and customer progress
    payments                                                 6,575        5,570
  Federal and state income taxes                               706        1,244
                                                           -------      -------
         Total current liabilities                          11,793       11,116
                                                           -------      -------
Deferred income taxes                                        3,291          692

Stockholders' Equity:
   Common stock $.10 par value per share:
   15,000,000 shares authorized; 10,644,590
     shares issued (10,337,972 at June 30, 1996)(2)          1,064          517
   Additional paid-in capital                               38,768       34,846
   Retained earnings                                        13,690       19,060
   Net unrealized gain (loss) on marketable securities          21          (35)
                                                           -------      -------
                                                            53,543       54,388
    Less treasury stock, at cost; 207,600 shares (2)           301          301
                                                           -------      -------
          Total stockholders' equity                        53,242       54,087
                                                           -------      -------
          Total liabilities and stockholders' equity       $68,326      $65,895
                                                           =======      =======

(1) All periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.

(2) Restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend declared on January 23, 1997 and payable on February 27, 1997 to shareholders of record on February 3, 1997.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months ended December 31, 1996, and 1995
                             (Thousands of dollars)

                                                             1996(1)    1995(1)
                                                             -------    -------
Cash provided by (used for) operating activities:
  Net (loss) earnings                                        $(4,845)   $ 2,500
    Adjustments to reconcile net (loss) earnings to cash
      provided by (used for) operating activities:
       Depreciation and amortization                           1,152        702
       Deferred income taxes                                     726        (63)
       Loss on disposal of assets                                141         98
       Nonrecurring acquisition-related costs                 10,084        --
       Gain on sale of marketable securities                     (50)       --
       Intangible and other assets                               386        --
       Changes in operating accounts
         Receivables                                          (2,628)       459
         Costs in excess of billings                            (625)       (79)
         Inventories                                          (2,594)      (789)
         Prepaid expenses                                        (56)      (122)
         Accounts payable and accrued expenses                (4,677)       141
                                                              ------    -------
       Net cash (used for) provided by operating activities   (2,986)     2,847
                                                              ------    -------
Cash provided by (used for) investing activities:
    Additions to property, plant and equipment                (2,062)    (1,210)
    Investment in marketable securities                       (1,605)      (400)
    Investment in other assets                                  (188)       (95)
    Acquisition of business                                  (11,786)       --
    Proceeds from sale of marketable securities                4,848        --
    Proceeds from maturity of marketable securities            2,845      1,160
    Proceeds from sale of assets                                  17          4
                                                             -------    -------
       Net cash used for investing activities                 (7,931)      (541)
                                                             -------    -------
Cash provided by (used for) financing activities:
    Repayment of long-term debt                               (2,662)       --
    Net proceeds from issuance of common stock                   --      22,826
    Exercise of employee stock options                           211         23
                                                             -------    -------
       Net cash (used for) provided by financing activities   (2,451)    22,849
                                                             -------    -------
Net (decrease) increase in cash and cash equivalents         (13,368)    25,155
Cash and cash equivalents, beginning of period                18,449      2,647
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 5,081    $27,802
                                                             =======    =======

(1) All periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.

The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's June 30, 1996 Annual Report on Form 10-K including items incorporated by reference herein.

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

Results of Operations
---------------------
Net sales of $20,810,000 for the three months and $39,253,000 for the six months ended December 31, 1996, increased by $7,331,000 or 54% and $13,943,000 or 55%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems increased by 84% to $15,756,000 and net sales of modules and components increased by 3% to 5,054,000 in the second quarter of fiscal 1997, each from the comparable quarter in fiscal 1996. Net sales of the Company's instruments and systems and net sales of modules and components increased by $12,623,000 or 76% and $1,320,000 or 15%, respectively, for the six months ended December 31, 1996 as compared to the six-month period ended December 31, 1995. The increases in net sales of 54% and 55%, respectively, in the quarter and six months ended December 31, 1996 resulted from increased demand for the Company's instruments and systems by customers in the data storage, semiconductor, and optical manufacturing markets and were partially attributed to the addition of TIC. On a pro forma basis, including TIC in both the three- and six-month periods of fiscal 1997 and 1996, the increase in net sales in the second quarter of fiscal 1997 amounted to $4,620,000 or 29% compared to the second quarter of fiscal 1996 and the increase in the first half of fiscal 1997 amounted to $9,995,000 or 34% compared to the first half of fiscal 1996.

Gross profit for the three months and six months ended December 31, 1996, amounted to $10,063,000 and $18,296,000, respectively, an increase of $4,115,000 and $7,246,000 from the comparable prior year periods. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1996, amounted to 48.4% and 46.6%, respectively, an increase of 4.3 and 2.9 percentage points, respectively, from gross profit as a percentage of sales of 44.1% and 43.7%, respectively, for the three months and six months ended December 31, 1995. Gross profit dollars and gross profit as a percentage of sales increased principally due to the increased volume of systems and optical components and resulting manufacturing efficiencies as well as improved margins on systems due to product mix.

Selling, general and administrative expenses of $3,292,000 and $6,074,000, respectively, in the three months and six months ended December 31, 1996, increased by $1,024,000 or 45%, and $1,618,000, or 36%, respectively, from the same periods the year earlier. The increases in the three-month and six-month periods ended December 31, 1996, were primarily due to the impact of including TIC from August 8, 1996, increased spending on selling and service infrastructure, and volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents. As a percentage of sales, selling, general and administrative expenses declined in the three months and six months ended December 31, 1996, to 15.8% and 15.5%, respectively, as compared to 16.8% and 17.6%, respectively, in the comparable prior year period.

Research, development, and engineering expenses ("R&D") amounted to $1,859,000 or 8.9% of sales and $3,239,000 or 8.3% of sales, respectively, for the three months and six months ended December 31, 1996. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $1,320,000 or 9.8% of sales and $2,746,000 or 10.8% of sales, respectively. The increases in R&D expenses were essentially due to the impact of including TIC from August 8, 1996.

The Company recorded nonrecurring acquisition-related charges in the amount of $11,083,400 in the three months ended September 30, 1996. The nonrecurring charges related to approximately $999,400 of expenses incurred to complete the Company's acquisition of NexStar and the write-off of approximately $10,084,000 of in-process research and development costs in conjunction with the Company's acquisition of TIC.

Operating profit in the three months ended December 31, 1996 amounted to $4,767,000, an increase of $2,407,000 or 102% from the $2,360,000 of operating profit in the comparable prior year period. Excluding the nonrecurring charges, the Company's operating profit in the six months ended December 31, 1996 was $8,752,000, an increase of $4,904,000 or 127% from the $3,848,000 of operating profit in the six months ended December 31, 1995. The Company reported an operating loss, including the nonrecurring charges, of $2,331,000 for the six months ended December 31, 1996.

Income tax expense in the three months ended December 31, 1996 totaled $1,774,000 as compared to $876,000 in the comparable prior period. The Company recorded $2,980,000 of income tax expense in the six months ended December 31, 1996 despite a loss before taxes of $1,865,000 as a result of the non-tax deductible nature of the $10,084,000 of in-process research and development charge to earnings in the quarter ended September 30, 1996.

Net earnings totaled $3,099,000 in the three-month period ended December 31, 1996, an increase of $1,560,000 or 101% from the $1,539,000 reported in the three-month period ended December 31, 1995. The Company reported per share earnings of $.26 in the quarter ended December 31, 1996, an increase of 73% over the per share earnings of $.15 in the comparable quarter in the prior year, both periods adjusted for the 2-for-1 stock split to be effected in February 1997. Excluding nonrecurring charges, net income for the first half of fiscal 1997 totaled $6,238,000, an increase of $3,738,000 or 150% from the first half of fiscal 1996. Earnings per share adjusted for the 2-for-1 stock split, excluding the nonrecurring charges, were $.52, up 108% from $.25 in the first half of fiscal 1996 despite a 19% increase in shares outstanding. The Company reported a net loss, including the nonrecurring charges, of $4,845,000 or ($.47) per share for the first half of fiscal 1997, adjusted for the stock split.

Financial Condition
-------------------
At December 31, 1996, the Company had cash and cash equivalents of $5,081,000 and marketable securities of $14,013,000 for a total of $19,094,000, an increase of $1,188,000 from September 30, 1996. Working capital at December 31, 1996 was $39,764,000, an increase of $3,651,000 or 10% from September 30, 1996 and a decrease of $7,384,000 from June 30, 1996. The increase in working capital in the quarter was principally due to increases in the levels of net inventory, accounts receivable, and cash. When compared to June 30, 1996, the decline in working capital was principally a result of the decline in cash and cash equivalents due to the acquisition of TIC, which included the payment of $11,700,000 for the cash portion of the purchase price plus the subsequent payment of approximately $2,662,000 of indebtedness of TIC. As of December 31, 1996, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at December 31, 1996 totaled a record of $28,980,000, an increase of $11,610,000 or 67% over the $17,370,000 backlog at December 31, 1995, and an increase of $3,792,000 or 15% from the backlog at September 30, 1996. Orders from the semiconductor industry, in particular the mask sector, and orders from the data storage industry, in particular microscope systems, automation systems, and flying height testers, remained higher when compared to the comparable prior year period. On a pro forma basis, including TIC at December 31, 1996 and 1995, the Company's backlog at December 31, 1996 increased $6,958,000 or 32% from the year earlier.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 14, 1996. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1--Election of Board of Directors

         To elect nine directors for the ensuing year. The following individuals, all of whom were Company directors immediately prior to the vote, were elected as a result of the following vote:

                                              For               Against
                                           ---------            -------
             Michael R. Corboy             4,510,070            93,309
             Paul F. Forman                4,509,892            93,487
             Seymour E. Liebman            4,510,220            93,159
             Robert G. McKelvey            4,510,870            92,509
             Paul W. Murrill               4,511,020            92,359
             John R. Rockwell              4,510,217            93,162
             Robert B. Taylor              4,511,015            92,364
             Gary K. Willis                4,510,092            93,287
             Carl A. Zanoni                4,510,092            93,287

     Proposal No. 2--Adoption of an amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan

         To adopt an amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan to extend the termination date from September 3, 1997 to September 3, 2002. The amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan was adopted, as written in the proxy statement dated October 8, 1996, as a result of the following vote:

                  Votes For                  3,852,953
                  Votes Against                626,057
                  Broker Non-Votes             112,531
                  Abstentions                   11,838

     There were no other matters submitted to a vote of the Company's stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27.  Financial Data Schedule.

(b) 1. On January 31, 1997, the Company filed a Current Report on Form 8-K, dated January 23, 1997, reporting the declaration of a 2-for-1 stock split effected in the form of a 100% stock dividend. [Item 5 reporting]

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Zygo Corporation
                                      ------------------------------------------
                                                     (Registrant)


                                          /s/ GARY K. WILLIS
                                     -------------------------------------------
                                     Gary K. Willis
                                     President and Chief Executive Officer


                                          /s/ MARK J. BONNEY
                                     -------------------------------------------
                                     Mark J. Bonney
                                     Vice President, Finance and Administration,
                                     Treasurer, and Chief Financial Officer

Date: February 13, 1997

                                  EXHIBIT INDEX

Exhibit     Description                                                 Page
-------     -----------                                                 ----
27          Financial Data Schedule for the quarterly report on
            Form 10-Q for the period ended December 31, 1996.