Form 10-Q
period 1997-03-31
ZYGO CORP
filed 1997-05-14
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _____________________

Commission File Number 0-12944

                                Zygo Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 06-0864500
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


Laurel Brook Road, Middlefield, Connecticut             06455
-------------------------------------------------------------------------------
(Address of principal executive offices)              Zip Code)


                                 (860) 347-8506
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


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

         10,448,390 shares, Common Stock, $.10 Par Value, at May 2, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Company or group of companies for which report is filed:  Zygo Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (Thousands, except per share amounts)

                                                    For the Three Months         For the Nine Months
                                                     Ended March 31, (1)         Ended March 31, (1)
                                                     -------------------         -------------------
                                                      1997         1996          1997           1996
                                                      ----         ----          ----           ----
Net sales                                        $   22,476    $   15,231    $   61,729      $ 40,541
Cost of goods sold                                   11,381         8,200        32,338        22,460
                                                 ----------    ----------    ----------      --------
        Gross profit                                 11,095         7,031        29,391        18,081

Selling, general and administrative
     expenses                                         3,489         2,331         9,563         6,787
Research, development and engineering expenses        1,815         1,414         5,054         4,160
Nonrecurring acquisition-related charges               --            --          11,083          --
Amortization of goodwill                                140          --             371          --
                                                 ----------    ----------    ----------      --------
        Operating profit                              5,651         3,286         3,320         7,134
                                                 ----------    ----------    ----------      --------
Other income (expense):
     Interest income                                    157           372           700           618
     Miscellaneous (expense), net                       (37)          (73)         (114)         (203)
                                                 ----------    ----------    ----------      --------
                                                        120           299           586           415
                                                 ----------    ----------    ----------      --------
Earnings before income taxes                          5,771         3,585         3,906         7,549
Income tax expense                                    2,078         1,038         5,058         2,502
                                                 ----------    ----------    ----------      --------
Net earnings (loss)                              $    3,693    $    2,547    $   (1,152)     $  5,047
                                                 ==========    ==========    ==========      ========
Net earnings (loss) per share (2)                $     0.31    $     0.22    $    (0.11)(3)  $   0.48
                                                 ==========    ==========    ==========      ========
Weighted average common shares
     and common dilutive equivalents
     outstanding (2)                                 12,105        11,606        10,369 (3)    10,568
                                                 ==========    ==========    ==========      ========

(1) All periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.

(2) Restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend declared on January 23, 1997 and paid on February 27, 1997 to shareholders of record on February 3, 1997.

(3) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average common shares outstanding without common dilutive equivalents.

                          CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1997 and June 30, 1996
                       (Thousands, except share amounts)

                                                                 March 31,   June 30,
ASSETS                                                            1997 (1)   1996 (1)
------                                                            --------   --------
Current Assets:
     Cash and cash equivalents                                   $  5,986   $ 18,449
     Marketable securities                                         12,914     20,035
     Receivables                                                   19,399     10,627
     Inventories:
        Raw materials and manufactured parts                        9,323      3,126
        Work in process                                             3,443      3,558
        Finished goods                                                954        478
                                                                 --------   --------
                    Total inventories                              13,720      7,162
                                                                 --------   --------
     Prepaid expenses and taxes                                       562        233
     Deferred income taxes                                          2,197      1,506
     Costs in excess of billings                                    1,493        252
                                                                 --------   --------
                    Total current assets                           56,271     58,264
                                                                 --------   --------
Property, plant and equipment, at cost                             20,487     17,988
Less accumulated depreciation                                      12,607     11,476
                                                                 --------   --------
        Net property, plant and equipment                           7,880      6,512
                                                                 --------   --------
Goodwill and other intangible assets                                8,059        600
Other assets, net                                                   1,016        519
                                                                 --------   --------
                    Total assets                                 $ 73,226   $ 65,895
                                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $  3,963   $  4,302
     Accrued expenses and customer progress
        payments                                                    7,501      5,570
     Federal and state income taxes                                 1,421      1,244
                                                                 --------   --------
                    Total current liabilities                      12,885     11,116
                                                                 --------   --------
Deferred income taxes                                               3,291        692

Stockholders' Equity:
     Common stock, $.10 par value per share:
     15,000,000 shares authorized; 10,655,990
        shares issued (10,337,972 at June 30, 1996) (2)             1,066        517
     Additional paid-in capital                                    38,895     34,846
     Retained earnings                                             17,382     19,060
     Net unrealized gain (loss) on marketable securities                8        (35)
                                                                 --------   --------
                                                                   57,351     54,388
        Less treasury stock, at cost; 207,600 shares (2)              301        301
                                                                 --------   --------
                    Total stockholders' equity                     57,050     54,087
                                                                 --------   --------
                    Total liabilities and stockholders' equity   $ 73,226   $ 65,895
                                                                 ========   ========

(1) All periods include the results of NexStar Automation, Inc. which is being accounted for as a pooling-of-interests. The results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when the acquisition was effective, since it was accounted for as a purchase.

(2) Restated to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend declared on January 23, 1997 and paid on February 27, 1997 to shareholders of record on February 3, 1997.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months ended March 31, 1997, and 1996
                             (Thousands of dollars)

                                                                               1997 (1)         1996 (1)
                                                                               --------         --------
Cash provided by (used for)
     operating activities:
          Net (loss) earnings                                                  $(1,152)         $ 5,047
          Adjustments to reconcile net (loss) earnings to cash
            provided by (used for) operating activities:
               Depreciation and amortization                                     1,831            1,044
               Deferred income taxes                                               832              (62)
               Loss on disposal of assets                                          191              183
               Nonrecurring acquisition-related costs                           10,084              -
               Gain on sale of marketable securities                               (49)              (1)
               Intangible and other assets                                         406              -
               Changes in operating accounts
                    Receivables                                                 (6,783)          (3,675)
                    Costs in excess of billings                                 (1,241)             -
                    Inventories                                                 (2,825)          (1,393)
                    Prepaid expenses                                                47             (876)
                    Accounts payable and accrued expenses                       (3,585)           2,721
                                                                               -------          -------
               Net cash (used for) provided by operating activities             (2,244)           2,988
                                                                               -------          -------
Cash used for
     investing activities:
          Additions to property, plant and equipment                            (2,956)          (2,088)
          Investment in marketable securities                                   (2,104)         (12,590)
          Investment in other assets                                              (157)            (131)
          Acquisition of business                                              (11,786)             (52)
          Proceeds from sale of marketable securities                            4,849              -
          Proceeds from maturity of marketable securities                        4,345            1,160
          Proceeds from sale of assets                                              18                4
                                                                               -------          -------
               Net cash used for investing activities                           (7,791)         (13,697)
                                                                               -------          -------
Cash provided by (used for)
     financing activities:
          Repayment of long-term debt                                           (2,662)             -
          Net proceeds from issuance of common stock                               -             22,692
          Exercise of employee stock options                                       234              150
                                                                               -------          -------
                Net cash (used for) provided by financing activities            (2,428)          22,842
                                                                               -------          -------
Net (decrease) increase in cash and cash equivalents                           (12,463)          12,133
Cash and cash equivalents, beginning of period                                  18,449            2,647
                                                                               -------          -------
Cash and cash equivalents, end of period                                       $ 5,986          $14,780
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

     The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's June 30, 1997 Annual Report on Form 10-K including items incorporated by reference herein.

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

During the quarter ended September 30, 1996, Zygo also completed the acquisition of NexStar Automation, Inc. ("NexStar"), effective September 12, 1996. NexStar designs, develops, manufactures, and markets comprehensive automated system solutions to enable manufacturers in a variety of industries, including the data storage, semiconductor, and medical disposables industries, to enhance operational efficiencies and product yields. NexStar's high speed production solutions reduce downtimes, especially in manufacturing processes adaptable to the manufacture of multiple products differing in size, features, and functionality. NexStar's automated solutions integrate its own proprietary mechanical components and applications software with nonproprietary mechanical software, and robotics subsystems produced by third parties. NexStar's automated solutions also enhance production control to ensure consistent high quality. NexStar's sophisticated automation products and equipment are utilized in many applications, including data storage media manufacturing, disk drive assembly, semiconductor manufacturing, and packaging and assembly applications in medical disposables production.

The Company is integrating the activities of all of its operations and will focus on providing both standalone systems and components as well as fully integrated systems to its customers in the data storage, semiconductor, and other high technology industries.

Results of Operations
---------------------
Net sales of $22,476,000 for the three months and $61,729,000 for the nine months ended March 31, 1997, increased by $7,245,000 or 48% and $21,188,000 or 52%, respectively, from the net sales in the comparable prior year periods. Net sales of the Companys instruments and systems increased by 87% to $17,006,000 and net sales of modules and components decreased by 11% to $5,470,000 in the third quarter of fiscal 1997, each from the comparable quarter in fiscal 1996. Net sales of the Companys instruments and systems and net sales of modules and components increased by $20,538,000 or 80% and $650,000 or 4%, respectively, for the nine months ended March 31, 1997 as compared to the nine-month period ended March 31, 1996. The increase in net sales in the third quarter ended March 31, 1997 was mostly attributable to the Company's instruments and systems, particularly its interferometric based large aperture and microscope systems. Partially offsetting the increase in net sales were lower net sales of the Company's motion control components which are used in many applications, most notably, in semiconductor photolithography, principally as a result of reduced requirements from the semiconductor industry in the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997. The $7,245,000 increase in net sales in the quarter as compared to the comparable quarter in the prior year was also partially attributed to the addition of TIC in the first quarter of this fiscal year. Including TIC on a pro forma basis in the third quarter of fiscal 1996, the increase in net sales in the third quarter of fiscal 1997, which already included TIC, amounted to $5,630,000 or 33%.

Gross profit for the three months and nine months ended March 31, 1997, amounted to $11,095,000 and $29,391,000, respectively, an increase of $4,064,000 or 58%
and $11,310,000 or 63%, respectively, from the comparable prior year periods. Gross profit, as a percentage of sales, for the quarter and nine months ended March 31, 1997, amounted to 49% and 48%, respectively, compared to 46% and 45% for the three months and nine months ended March 31, 1996. Gross profit dollars and gross profit as a percent of sales increased in both the third quarter and the nine months ended March 31, 1997, from the comparable prior year periods primarily as a result of the increases in the volume of net sales, certain volume-related manufacturing efficiencies, and product mix.

Selling, general and administrative expenses in the three months and nine months ended March 31, 1997 amounted to $3,489,000 and $9,563,000, respectively, an increase of $1,158,000 or 50% and $2,776,000 or 41%, respectively, from the same periods the year earlier. The increases in the three-month and nine-month periods ended March 31, 1997, were primarily due to the impact of including TIC from August 8, 1996, infrastructure additions, and volume-related expenses, such as commissions paid to the Companys direct sales personnel and external sales agents. As a percentage of sales, selling, general and administrative expenses amounted to 16% and 15%, respectively, as compared to 15% and 17%, respectively, in the comparable prior year periods.

Research, development and engineering expenses ("R&D") in the three months and nine months ended March 31, 1997, amounted to $1,815,000 and $5,054,000, respectively, an increase of $401,000 or 28% and $894,000 or 21% from the comparable three- and nine-month periods in the prior fiscal year. The increases in R&D expenses were principally due to the impact of including TIC from August 8, 1996. Research and development expenses as a percentage of sales in the three- and nine-month periods were both 8%, as compared to 9% and 10%, respectively, in the comparable prior year periods.

The Company recorded nonrecurring acquisition-related charges in the amount of $11,083,000 in the three months ended September 30, 1996. The nonrecurring charges related to approximately $999,000 of expenses incurred to complete the Companys acquisition of NexStar and the write-off of approximately $10,084,000 of in-process research and development costs in conjunction with the Companys acquisition of TIC.

Operating profit in the three months ended March 31, 1997 amounted to $5,651,000, an increase of $2,365,000 or 72% from the $3,286,000 of operating profit in the comparable prior year period. Excluding the nonrecurring charges, the Company's operating profit in the nine months ended March 31, 1997 was $14,403,000, an increase of $7,269,000 or 102% from the $7,134,000 of operating profit in the nine months ended March 31, 1996. The Company reported an operating profit, including the nonrecurring charges, of $3,320,000 for the nine months ended March 31, 1997.

Income tax expense in the three months ended March 31, 1997 totaled $2,078,000 as compared to $1,038,000 in the comparable prior period. The Company recorded $5,058,000 of income tax expense in the nine months ended March 31, 1997 on earnings before income taxes of $3,906,000 as a result of the nontax deductible nature of the $10,084,000 of in-process research and development charge to earnings in the quarter ended September 30, 1996.

Net earnings totaled $3,693,000 in the three-month period ended March 31, 1997, an increase of $1,146,000 or 45% from the $2,547,000 reported in the three-month period ended March 31, 1996. The Company reported per share earnings of $.31 in the quarter ended March 31, 1997, an increase of 41% over the per share earnings of $.22 in the comparable quarter in the prior year, both periods adjusted for the 2-for-1 stock split effected in February 1997. Excluding nonrecurring charges, net income for the first nine months of fiscal 1997 totaled $9,931,000, an increase of $4,884,000 or 97% from the first nine months of fiscal 1996. Earnings per share adjusted for the 2-for-1 stock split, excluding the nonrecurring charges, were $.83, up 73% from $.48 in the first nine months of fiscal 1996 despite a 13% increase in shares outstanding. The Company reported a net loss, including the nonrecurring charges, of $1,152,000 or $.11 per share for the first nine months of fiscal 1997, adjusted for the stock split.

The Company's backlog at March 31, 1997 totaled a record of $30,515,000, an increase of $10,333,000 or 51% over the $20,182,000 backlog at March 31, 1996, and an increase of $1,535,000 or 5% from the backlog at December 31, 1996. Stronger demand in each of the Companys product groups accounted for the increase in backlog from the year earlier period. When compared to the quarter ended December 31, 1996, orders from the semiconductor industry for motion control components continued to improve while the mask section remained strong. Orders from the Companys data storage industry customers for microscope systems and flying height testers all were higher in the most recent quarter.

Financial Condition
-------------------
At March 31, 1997, the Company had cash and cash equivalents of $5,986,000 and marketable securities of $12,914,000 for a total of $18,900,000, a decrease of $194,000 from December 31, 1996. Working capital at March 31, 1997 was $43,386,000, an increase of $3,622,000 or 9% from December 31, 1996 and a decrease of $3,763,000 from June 30, 1996. The increase in working capital in the quarter was principally due to increased levels of accounts receivable. When compared to June 30, 1996, the decline in working capital was principally a result of the decline in cash and cash equivalents due to the acquisition of TIC, which included the payment of $11,700,000 for the cash portion of the purchase price plus the subsequent payment of approximately $2,662,000 of indebtedness of TIC. As of March 31, 1997, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Forward Looking Statements
--------------------------
This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by the Company, most notably high technology markets such as data storage and semiconductor, and political developments in countries where the Company conducts business.

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


                                               Zygo Corporation
                                  -------------------------------------------
                                                 (Registrant)



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

Date:  May 14, 1997

                                  EXHIBIT INDEX

Exhibit      Description                                                   Page
-------      -----------                                                   ----
  27         Financial Data Schedule for the quarterly report on
             Form 10-Q for the period ended March 31, 1997.