Form 10-K405
period 1997-06-30
ZYGO CORP
filed 1997-09-16
CIK 730716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1997
Commission file number 0-12944

                                Zygo Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               06-0864500
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

Laurel Brook Road, Middlefield, Connecticut                          06455
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                (860) 347-8506
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                  --------------

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock, $.10 Par Value
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES _X_  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. _______

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.* The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

           Aggregate market value at August 29, 1997, was $254,126,530

*Solely for purposes of this calculation affiliates of the registrant have been deemed to include only Canon, Inc., and the directors and executive officers of the registrant, and members of their immediate families living in their homes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           10,894,990 Shares of Common Stock, $.10 Par Value, at August 29, 1997


The following documents are incorporated by reference in this Form 10-K405.

                                                                 Part of the
                     Document                                   Form 10-K405
                     --------                                   ------------
     1997 Annual Report - (Specified Portions)                 Parts I and II
     Proxy Statement to be used in connection with the
     Registrant's 1997 Annual Meeting of Stockholders -
     (Specified Portions)                                      Part III

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Zygo Corporation, through its divisions and wholly owned subsidiaries, Middlefield, Technical Instrument Company (TIC), and NexStar Automation, Inc. (NexStar) designs, develops, manufactures and markets high performance noncontact electro-optical measuring instruments and systems, automation systems, and components. The Middlefield division also manufactures optical components to precise tolerances both for sale and for use as key elements in its own products. Utilizing proprietary laser and white light optical technology combined with advanced software and electronics, Zygo's precision noncontact measuring instruments and systems enable manufacturers in a variety of high technology industries, including data storage, semiconductor, and precision optics, to increase operating efficiencies and production yields by identifying and collecting quantitative data on product defects, both during and after the manufacturing process. Zygo's interferometric and confocal components are sold directly to OEMs for incorporation into their products. Zygo's optical components are used in many applications, including laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems, as well as being an integral part of precision optical instruments.

         Predominantly all of Zygo's instruments and systems employ either a laser or white light source to make noncontact measurements. Zygo is a leader in interferometric and confocal metrology. Interferometric metrology, utilizing a process called interferometry, whereby a pattern of bright and dark lines (called fringes) results from an optical path difference between a reference and a measurement beam. Zygo's products then analyze these patterns through a series of steps and generate quantitative three-dimensional surface profiles, which are used to determine conformity to dimensional specification and, increasingly, to analyze and enhance manufacturing processes. Interferometric measurement instruments and systems are used by a variety of industries, including by the data storage industry to inspect and analyze the surface of computer hard disks and read/write heads, and by the semiconductor industry for high precision distance measurement and motion control. Confocal Scanning Optical Microscopy ("CSOM") is a key base technology employed in TIC's products. The majority of TIC's microscope systems and subsystems employ white light CSOM technology. In a microscope utilizing white light CSOM imaging, a high-intensity white light illuminates a section of a spinning disk containing pinholes arranged in multiple spiral patterns. Acting as point illumination sources, the pinholes direct light to points on the sample. The reflected light from the sample returns through the same section of the disk. Only light from points on the sample near the focal plane will pass through the pinholes for imaging. Zygo's NexStar Automation unit designs, develops, manufactures, and markets comprehensive automated system solutions to enable manufacturers in a variety of high technology industries, including the data storage, semiconductor, and electronics industries, to enhance operational efficiencies and product yields. NexStar's high speed production solutions reduce downtimes, especially in manufacturing processes adaptable to the manufacture of multiple products differing in size, features, and functionality.

                                   BACKGROUND

         Historically, measurement and inspection instrumentation has consisted of contact profiling devices and visual qualitative inspection systems. Advancing technologies have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and decreased design geometries, not capable of adequately being measured by the devices and systems then being utilized. For example, contact profilers and visual qualitative inspection systems are inadequate for quantitative analysis of critical dimensions such as air bearing surface geometry and pole-tip recession necessary in high volume production of read/write heads.

         The demands on these manufacturers to produce more powerful and smaller products with more precise tolerances have fueled demand for precision noncontact measuring instruments. In fact, high performance, noncontact metrology is an enabling technology for the semiconductor, data storage, and other vital high technology industries. The trend towards miniaturization and tighter tolerances creates new challenges for manufacturers as they are forced to handle, measure, and test ever smaller components. As piece part dimensions and tolerances become smaller, "nano technology scale" precision is necessitated. Disk drive manufacturers, for example, continue to increase drive capacity while reducing the size of drives. For this to happen, the recording head must fly closer to the disk and the head itself must be made smaller and to greater precision.

         In addition, until recently, noncontact measuring instruments have been limited almost exclusively to use by quality control laboratories for off-line inspection on a test basis only. The historical cyclical nature of the semiconductor industry, the data storage industry, and other capital goods sector industries, together with increased competitive forces in these industries, have forced these industries to no longer depend solely on sales growth to fuel financial performance improvement, but rather to focus greater attention on the need to reduce production defects and significantly increase production yields. These pressures on manufacturers to improve productivity and quality have required integration of process control technologies directly into the manufacturing process, allowing manufacturers to test a greater percentage of their components while in production. Instrumentation is increasingly being sought to more accurately measure the conformity of parts to their specifications and detect defects directly on the manufacturing line, and to address other specific needs of the manufacturers to improve production yields. As the data storage industry, semiconductor industry, and other high technology industries are forced to install more sophisticated and difficult to manage and control production and assembly processes, a greater degree of on-line, high precision, surface metrology and defect detection systems is required.

                                THE ZYGO SOLUTION

         Zygo's instruments and systems provide critical productivity enhancement capability to the data storage, semiconductor, and other high technology markets. Zygo has worked closely with leaders of the data storage, semiconductor, and other capital goods sector industries to help these manufacturers meet the ever-increasing production demands of their industries. Utilizing proprietary laser and optical technology combined with advanced software and electronics, Zygo's precision noncontact measuring instruments and systems enable manufacturers in a variety of industries to increase operating efficiencies and product yields by identifying and collecting quantitative data on product defects, both during and after the manufacturing process.

         A wide range of operational features and data analysis capabilities are available on Zygo's measurement instruments. Instrumentation has been designed with maximum flexibility to satisfy a customer's existing needs and to be adaptable to satisfy expansion and growth. Certain measuring devices can be used in either the horizontal or vertical configuration, and on the production line or in the development lab.

         Certain of Zygo's instruments and systems utilize interferometry to accomplish precise measurement of a variety of surface geometries or to control motion and minute movements during the manufacturing process. In interferometry, a pattern of bright and dark lines (fringes) results from an optical path difference between a reference and a measurement beam. Incoming light is split inside an interferometer, one beam going to an internal reference surface and the other to a sample. After reflection, the beams recombine inside the interferometer, undergo constructive and destructive interference, and produce the light and dark fringe pattern. The number, shape, and position of the lines in the fringe patterns can be analyzed to provide quantitative surface structure analysis. Zygo's interferometric instruments and systems utilize highly sophisticated subsystems, including: precision optical components such as beamsplitters, reference optics, and transmission optics; stable and long-life laser or other light sources; piece part positioning stages; high-powered workstations or PCs for processing and analyzing fringe pattern data; and a variety of peripheral components such as monitors and printers.

         Interferometry has certain inherent benefits over other forms of surface and distance measurement as it provides noncontact, quantitative, full field of view, ultra-high resolution surface analysis in three dimensions, which results in higher analysis throughput and lower cost of ownership for the user. Additionally, interferometric metrology is often an enabling technology as dimensions and tolerances of many parts in high technology applications have dimensions below 250 nanometers.

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

         CSOM is a key base technology employed in TIC's products. In a microscope utilizing white light CSOM imaging, a high-intensity white light illuminates a section of a spinning disk containing pinholes arranged in multiple spiral patterns. Acting as point illumination sources, the pinholes direct light to points on the sample. The reflected light from the sample returns through the same section of the disk. Only light from points on the sample near the focal plane will pass through the pinholes for imaging. The advantage of the white light CSOM technology over other forms of imaging systems offering sub-micron definition include: high resolution in real time with no delay for image processing, transverse resolution, and extremely shallow depth-of-field provide precise imaging of sub-half micron structures and lower cost of ownership. CSOM imaging is used for both inspection and metrology measurement in TIC's systems. A laser confocal system employs a laser light source which causes a sample to fluoresce with the resulting light of a shorter wavelength which retraces its path to a pinhole. The fluorescent light is split into two spectral ranges. After an x/y scan the two channels are digitized and stored in the computer as separate images that can be displayed individually or overlaid to create a single color image. This results in high resolution and the ability to display many layers of translucent samples as a live overlay of bright, perfectly registered optical sections. Atomic force microscopy measures the atomic and molecular forces between a sample and an ultra-fine silicon tip mounted on a spring-loaded cantilever. A laser light is focused on the cantilever and measured by a position sensitive detector which converts cantilever deflection into an electrical signal. By keeping the deflection of the cantilever constant, a sensor scans the sample and measures its compensative movement. With no electrical conductivity requirement, virtually any sample can be examined in life size with superior image at fine resolution.

         NexStar's automated solutions integrate its own proprietary mechanical components and applications software with nonproprietary mechanical, software, and robotics subsystems produced by third parties. NexStar's automated solutions also enhance production control to ensure consistent high quality. NexStar's sophisticated automation products and equipment are utilized in many applications, including media manufacturing, disk drive assembly, semiconductor manufacturing, and packaging and assembly applications in medical disposables production.

         To meet the rapidly changing and increasing requirements of manufacturers, Zygo's business is transforming from that of an off-line quality control and quality assurance test and measurement instrument supplier to an on-line production improvement and yield management system provider. Since early 1995, Zygo has introduced several on-line yield improvement systems, including the AAB, NewView 200, KMS 400, automated disk flatness sorter, automated disk thickness sorter, and the Pegasus 2000 Flying Height tester.

                                  ZYGO STRATEGY

         Zygo's objective is to expand its position as a leading worldwide supplier of high performance, noncontact electro-optical measuring, production control, and yield management improvement instruments, systems and accessories that improve the performance, quality, reliability, yield and cost of automated manufacturing processes, and of optical components to precise tolerances. Zygo dedicates substantial resources to research and product development to enable it to compete effectively in its market areas.

         Key elements of Zygo's strategy include:

         Maintain Enhanced Leadership Through Innovative Technical Solutions. By integrating its proprietary electro-optical technologies, proprietary applications software and unique system integration capabilities, Zygo provides leading edge automated optical inspection solutions in the shortest possible time. Zygo's core technologies of optical interferometry, optical metrology, confocal scanning optical metrology, system engineering integration, automation systems expertise, application software, and precision optical component fabrication and coating are directly applied to meet the higher measurement precision, accuracy, resolution, data acquisition and data analysis requirements in the most demanding manufacturing processes of its customers. Throughout its history, Zygo has met its customers' requirements through innovation and invention with 68 United States patents and 9 foreign patents, and has 14 United States patent applications and 7 foreign patent applications pending.

         Focus on New Market Segments. Zygo's products have applications for a wide variety of industries. In the development of these products, Zygo focuses on market segments which it believes have growth potential and in which Zygo can reasonably expect to become a leading manufacturer. Zygo seeks to adapt the noncontact inspection and process control technology it develops for one application to other markets.

         Broaden Customer Relationships. Zygo focuses on establishing the strongest relationship with major industry leaders in its served markets. This is accomplished by working closely with its customers and identifying increasing numbers of applications for automated optical inspection and yield improvement systems. Zygo also focuses on fully integrating its offerings into its customers' manufacturing processes through automated parts handling, enhanced product metrology and defect analysis, and by more complete integration into the customers' workcells by fully integrated process information networking, all geared to improve production. Zygo intends, by forming closer customer alliances, to better understand the evolving needs of its customers and, through the application of innovative technology, to provide high performance, high quality, cost effective solutions to the production improvement requirements in the shortest possible cycle time. Through this solution-sales cycle, which further promotes a closer and longer term partnership relationship between Zygo and its customers, Zygo intends to attain a preferred position with major industry leaders.

         Supply Quality Solutions Rapidly. Zygo seeks to deliver high quality and high reliability system solutions in a minimal cycle time. To this end, Zygo has installed an enterprise-wide total quality process where employee-led teams work to continuously improve the effectiveness and efficiency of its processes while searching out and removing areas of poor quality and waste. Zygo's operations strategy focuses on internally providing those manufacturing services that add unique value in a rapidly changing customer needs environment.

         Provide Uninterrupted Worldwide Service and Support. To support leading customers' continuous manufacturing processes, Zygo ensures optimal operation and reliable performance of its production control equipment through its worldwide customer support service group. Through a worldwide network of service representatives, Zygo provides 24-hour on-demand maintenance services. Its service engineers have a unique skill set, including optical and electrical component repair, software, application and system integration diagnostic and problem solution capabilities.

         Broaden Product Offerings and Markets Through Internal Developments and Acquisitions. Zygo has broadened its product offerings by continuing to internally develop additional products and by aggressively pursuing the acquisition of companies where synergies can be identified. In 1995, Zygo formed a start-up operation in Simi Valley, California, as a way to broaden its product offering and participation in the data storage industry. Zygo has determined that these start-up operations can be an effective alternative to an acquisition when the technology resident in Zygo is complementary to the market knowledge and expertise resident in the individuals hired to manage the start-up. Zygo also maintains an active program of investigating and negotiating potential synergistic acquisitions which extend Zygo's product lines or markets. Zygo believes that its acquisition strategy is an important element of its total business strategy. In 1995, Zygo completed the acquisition of a small manufacturer of high precision laser tubes, which allowed Zygo to bring in-house a technology that is critical to the performance of its motion control products. Early in fiscal 1997, Zygo completed the acquisition of Technical Instrument Company, a manufacturer of confocal microscopy systems and modules, and the acquisition of NexStar Automation, Inc., a manufacturer of automation and parts handling equipment, and subsequent to the close of fiscal 1997, the Company completed the acquisition of Sight Systems, Inc., a manufacturer of precision application-specific vision metrology systems, and Syncotec Neue Technologien und Instrumente GmbH, a manufacturer of confocal modules and other custom metrology products in Germany. Zygo also announced the signing of a letter of intent to purchase Digital Instruments, Inc. and Digital Instruments GmbH, a leading manufacturer of scanning probe microscopes.

                                    PRODUCTS

         Zygo manufactures high performance, noncontact electro-optical measuring instruments and systems and accessories, and optical components to precise tolerances both for sale and for use as key elements in its own products. Zygo operates in a single business segment, electro-optics, and offers products which fall into two general categories: (1) instruments and systems and
(2) modules and components.

Instruments and Systems

         Zygo's product strategy is to develop its instruments and systems utilizing modular designs where entire product families share several, if not all, of the same components, modules and software. Since 1992, Zygo has redesigned all of its instruments and continues to upgrade its software and enhance its products by adding features such as automated stages and parts handling to many of its instruments and systems.

         All of Zygo's instrument products utilize powerful processors that facilitate high speed data acquisition and data analysis. Zygo's interferometric surface analysis microscopes and large aperture surface measurement interferometers utilize Zygo's proprietary MetroPro(R) software, which has a graphical user interface that makes the product very user friendly. The MetroPro(R) software, combined with super high-resolution graphics and pull-down menus, provides the user with engineering solutions without off-line processing. The software allows the user to record, print, and store measurement data locally as well as to distribute the data through networks for process management and further analysis. Zygo's proprietary software provides Zygo with comparative advantage because of its high speed, powerful analysis capability based on proprietary algorithms, easily configurable screens, powerful image analysis modules, and adaptability to new applications.


SURFACE ANALYSIS MICROSCOPES
PRODUCT         PRICE RANGE      TECHNOLOGY                  MEASUREMENT                         APPLICATION
-----------------------------------------------------------------------------------------------------------------------
Maxim*GP           $50K        Interferometric     Roughness; Depths; Coplanarity;      Product and Process Development

NewView 100

NewView 200                    Microscopy                                               On-Line Process

AAB System                                         Micro-shape; Lengths; Widths;

AMS 250              to        Confocal                                                 Control/Product

AMS 350                                                                                 Inspection;

KMS 350

KMS 400            $600K       Microscopy                 Area; Volumes                 QC inspection
-----------------------------------------------------------------------------------------------------------------------

         The surface characteristics of many products in industries such as semiconductor, data storage, fiber optics, and medical implants, and with increased applications in the paper, printing plates, coatings, and pharmaceuticals industries, controls the performance of the product. As a result, surface structure analysis is fundamental to many facets of research and industry. The Zygo Maxim*GP, the fully automated AAB System, and NewView microscopes combine advanced techniques of interferometry, microscopy, and precision translation stages, to enable high precision surface analysis. Unlike visual microscopes, Zygo's instruments provide measurement information as quantitative three-dimensional images, two- and three-dimensional surface maps with colors and shades representing relative heights of surface features, and numeric results. The Maxim*GP is based on phase shifting interferometry to provide very precise, fast measurements of specular ("Mirror-like") or near specular surfaces. The NewView 100 and NewView 200 use scanning white light interferometry to measure nonspecular surfaces.

         TIC's AMS and KMS microscope systems represent the majority of its sales. The KMS group of products are fully automated high-throughput confocal microscopy systems which provide measurement in three axes and real-time observation in color. Nondestructive confocal white light imaging permits measurements which are impossible with other types of critical dimension measurement instrumentation such as scanning electron microscopes. Positioning, measurement, and data collection are easily custom-configured and interface to most networks. The KMS products utilize powerful software which is menu and script-file driven to allow for ease in program generation. The AMS product is a manual version of the KMS which is typically used in development centers for low volume metrology and inspection requirements. The majority of these products are sold to manufacturers to optically transfer these images onto semiconductor wafers. As the demands for finer line width geometry's increases, mask manufacturers must utilize sophisticated metrology and inspection tools as a way to improve their manufacturing yields.

               LARGE APERTURE SURFACE MEASUREMENT INTERFEROMETERS
PRODUCT         PRICE RANGE      TECHNOLOGY                  MEASUREMENT                         APPLICATION
------------------------------------------------------------------------------------------------------------------------
GPI LC            $15K         Large               Flatness; Sphericity;                Product and Process Development;
                                                   Radius of Curvature;
GPI ST             to          Aperture            Optical System                       Off-Line Process Control/Product
                                                   Quality; Transparent Material
GPI XP            $250k        Interferometry      Homogenity                           QC Inspection
------------------------------------------------------------------------------------------------------------------------

         Zygo's interferometers for large surface measurement, the Growth Potential Interferometer ("GPI") family of upgradable instruments, basically consist of enlarged versions of the three-dimensional microscope, designed to perform surface profile analysis on larger surface areas. Each member of the GPI interferometer family is designed to address a specific level of measurement needs. While all GPI models have essentially the same purpose - noncontact measurement of flat or spherical surfaces and transmitted wavefront measurement of optics - they differ widely in operational features and data analysis capabilities. The GPI family of products is used extensively in the optics industry to measure glass or plastic optical components like flats, lenses and prisms, and more recently in a growing number of other situations to measure precision components such as hard disks, bearing and sealing surfaces, polished ceramics, and contact lens molds.

                              FLYING HEIGHT TESTER
PRODUCT            PRICE RANGE                   MEASUREMENT                          APPLICATION
-----------------------------------------------------------------------------------------------------------
Pegasus 2000          $200K                  Read/Write Head Gimbal                  Product Development;

                        to                   Assembly Flying Height             Off-Line Process Control;

                      $250K                                                          QC Inspection
-----------------------------------------------------------------------------------------------------------

         In September 1995, Zygo introduced the Pegasus 2000, a flying height tester. The flying height tester measures the height at which a read/write head flies over the surface of a magnetic disk within the disk drive. The industry demands for increased storage capacity are compelling manufacturers to reduce the flying height, as increased amounts of data can be stored on magnetic heads the closer they fly to the disk. The Pegasus 2000 offers several unique capabilities to the data storage industry. As flying heights are reduced, manufacturers require measurement instruments which can measure at near-contact. Zygo's flying height tester actually increases in accuracy the closer the read/write head flies over the surface of the disk. Additionally, due to significant increases in disk storage requirements, manufacturers require easy-to-use, high throughput testers. The Pegasus 2000 has been designed as a production oriented tester. For example, the system is capable of having a head loaded while a second head is being tested. Also, the tester automatically calibrates the sensor requirements of each head rather than requiring operator inputs.

AUTOMATION SYSTEMS

         NexStar's automated solutions integrate its own proprietary mechanical components and applications software with mechanical, software, and robotics subsystems produced by third parties. NexStar's automated solutions also enhance production control to ensure consistent high quality. NexStar manufactures advanced automation systems to load and unload process equipment, enhance the operation of quality inspection equipment, convey component parts throughout the factory, and assemble complex products. It is usual for such systems to be built to stringent environmental requirements such as cleanroom standards, aseptic medical standards, and for resistance to corrosive conditions. NexStar products and services fall into four general categories: (1) process equipment automation, (2) quality inspection enhancement, (3) material transport, and (4) custom system integration. NexStar's sophisticated automation products and equipment are utilized in many applications, including media manufacturing, disk drive assembly, semiconductor manufacturing, and packaging and assembly applications in medical disposables production.

         The overall growth in high technology fields such as the data storage and semiconductor industries, combined with the need of manufacturers in those industries to produce products that are both smaller and more powerful and have more precise tolerances, has fueled capital expenditures for on-line automation equipment such as NexStar manufactures. In the data storage market, NexStar's focus has been the development of automated solutions used in cleanrooms for media handling, disk drive, and disk cartridge assembly. It has created proprietary components including robotic arms, parts handling, conveyor systems, and disk stack assemblies. Similar solutions have been developed for the semiconductor market. In the medical disposables market, NexStar has manufactured proprietary automated products to assemble disposables, subassemblies, and medical tube coiling devices with flexible designs that permit the handling in a sterile environment of various sizes of corrugated or smooth bore tubing and small diameter catheters and wires.

COMPONENTS

            PRECISION DISTANCE AND ANGLE MEASUREMENT INTERFEROMETERS
PRODUCT            PRICE RANGE                   MEASUREMENT                          APPLICATION
----------------------------------------------------------------------------------------------------------------
ZMI-1000              $15K                 Distance; Angle; Velocity;          Semiconductor and Flat Panel

  and                  to                       Time/Position                     Display Manufacturing;

ZMI-2000              $100K                                                   Product and Process Development;

                                                                                 Precision Machine Tools
----------------------------------------------------------------------------------------------------------------

         Fast, precise control of machine motion is the primary challenge in many production processes. Industries as diverse as semiconductor and flat panel display production and optical component manufacturing require systems to measure the position of a tool relative to a part under fabrication. Zygo's ZMI family of Laser Interferometer systems provides the measurements that control the position of some of the world's most sophisticated machinery. Through the use of a directed laser beam reflecting from the moving portion of the machine, the ZMI-1000 can tell the machine's computer control systems about movements as small as 1.24 nanometers (billionths of a meter). This level of accuracy can be compared to the finest geometries of semiconductors, which are approximately 350 nanometers. Its design also accommodates fast motions and maintains its precision at speeds in excess of a meter per second. Applications for these interferometers include accurately measuring and controlling, while they are in motion, the x, y, and theta stages in photolithography equipment that is used in making semiconductors and flat-panel video displays. Although Zygo sells this instrumentation to a large number of customers, the majority of these interferometers are sold on an OEM basis to Canon. Zygo is Canon's sole-source provider of motion control devices for use in Canon's photolithography systems. These systems perform a critical function in the process of manufacturing semiconductors.

                                CONFOCAL MODULES
PRODUCT            PRICE RANGE                   MEASUREMENT                          APPLICATION
----------------------------------------------------------------------------------------------------------------
ZMI-1000              $15K                 Distance; Angle; Velocity;          Semiconductor and Flat Panel

  and                  to                       Time/Position                     Display Manufacturing;

ZMI-2000              $100K                                                   Product and Process Development;

                                                                                 Precision Machine Tools
----------------------------------------------------------------------------------------------------------------

         TIC's module products include the K-2 Industrial module, the NCM module and the PCM module. The K-2 module provides confocal scanning capability to nearly any modern upright white-light microscope. The product is fitted to the microscope as a replacement for the vertical illuminator and attaches to the microscope stand. The K-2 module provides two confocal modes and one brightfield imaging mode. TIC also offers an optional confocal software package with the K-2 module which makes it possible to precisely layer several two-dimensional confocal images to create an extremely accurate three-dimensional image. The K-2 module is primarily sold to OEMs. The NCM module is a confocal module, similar to the K-2 module, which is incorporated into the Nikon IC-200C microscope. The PCM module was recently developed for an OEM application in the biomedical field. The module utilizes TIC's laser scanning confocal technology where fluorescence is used to analyze the subject. This module is incorporated into an OEM product which is used in research work for analyzing cell structures and DNA. TIC's principal OEM accounts include Nikon, Leica, Reichert, and Nidek.

                          PRECISION OPTICAL COMPONENTS

          COMPONENT(S)                                       APPLICATION
--------------------------------------------------------------------------------
         Flats; Spheres;                             Laser and White Light Based

      Waveplates; Mirrors;                              Optical Instruments;

 Precision Mechanical Components;                        High Power Lasers;

        Aerospace Windows;                                Photolithography;

     Photolithographic Stages                            Military; Research
--------------------------------------------------------------------------------

         Zygo believes it is a world leader in the design and manufacture of highly accurate "cosmetically excellent" surfaces and angles on plano components ranging in size from small prisms to large mirrors, scanners, aerospace windows and laser amplifier disks. Zygo's precision machining capability is used to make complex glass and ceramic parts such as stage mirrors and other lightweight structures. Operations at Zygo's state-of-the-art optical components manufacturing facility include machining, shaping, generating, grinding, polishing, and edging. Zygo utilizes technology that it has developed and incorporated into rotary polishing machines designed and built by Zygo. Zygo's thin film coating capability includes metallic and high-efficiency dielectric coatings for transmissive or reflective applications, in the ultraviolet, visible, and infrared regions of the spectrum. Zygo also applies polarization, beamsplitter, and anti-reflection coatings. Late in fiscal 1997, Zygo was selected by Lawrence Livermore National Laboratory to be a primary supplier of large plano optical components for the National Ignition Facility (NIF), a $1.2 billion Department of Energy project at Livermore to produce the world's largest laser for nuclear fusion research. The contract is another significant step in the NIF program for Zygo and provides for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut, operations for a fixed price of nearly $10 million over an 18-month time period. The contract was funded to slightly in excess of $5.5 million in the fiscal year ended June 30, 1997. Subsequent to the end of fiscal 1997, the Company received an additional $4.3 million of funding. Consistent with similar government contracts, additional appropriations from the U.S. Congress are required prior to the Company's receiving additional funding. While there is no guarantee that the NIF program at Livermore will receive additional governmental funding in future government fiscal years or that the Company's project will be funded by LLNL beyond the initial $10 million, the contract contemplates the completion of the Middlefield NIF facility (fully funded) and provides for additional potential funding covering the increased capacity at the facility as well as pilot production beginning at the conclusion of the facilitization contract. The final aspect of the contract contemplates the negotiation, during the pilot production phase of the contract, of an optical components production contract which is expected to have a value to Zygo of approximately $15 million and cover several years.

         To ensure quality control of its products, Zygo maintains complete control over every facet of manufacturing, from grinding and polishing to mating and assembly. At each stage of production, opticians test and verify the components using sophisticated interferometric measuring instruments designed and manufactured by Zygo. Zygo believes that the production of its precision optical components gives Zygo a distinct competitive advantage over most of its competitors.

PERCENTAGE OF CONSOLIDATED SALES

         The following table shows the past three years of relative contributions of instruments and accessories and precision optical components to consolidated sales.

        Year ended June 30,              1997            1996              1995
        -----------------------------------------------------------------------
        Instruments and Systems           75%             65%               62%
        Modules and Components            25              35                38
        ----------- -----------------------------------------------------------

               Total                     100%            100%              100%
        ===========================================================+===========

COMPETITION

         Although Zygo believes that its products are unique, competitors offer technologies, instrumentation, and systems that are capable of performing certain of the functions performed by Zygo's products. Zygo faces competition from a number of companies in all its markets, some of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, Zygo may compete with the internal development efforts of its current and prospective customers. Zygo believes that its systems and components offer several advantages over competitive products in terms of accuracy, speed, flexibility, cost, and ease of use. Although Zygo has attempted to protect the proprietary nature of such products, it is possible that any of Zygo's products could be duplicated by other companies in the same general market. In addition, there can be no assurances that Zygo would be able to compete with similar products produced by a competitor.

              PRINCIPAL CUSTOMERS AND OPERATIONS BY GEOGRAPHIC AREA

         The growing need for dimensional control to the subnanometer level has created a growing need for Zygo's instruments and systems among both OEMs and end users. Traditionally, Zygo's largest market has been high precision optical components and systems. As the market demands for greater tolerance control in the manufacturing process has increased, particularly in the data storage and semiconductor markets, Zygo has been able to meet these demands with on-the-production-line process and quality control instruments and systems as well as with its off-line quality control instruments. As a result, the data storage and semiconductor industries are now Zygo's largest markets.

         Historically, a relatively limited number of customers have accounted for a substantial portion of Zygo's revenues. In fiscal years 1997, 1996, and 1995, sales to Zygo's top two customers accounted for approximately 25.5%, 50.3%, and 46.8%, respectively, of Zygo's net sales. During these fiscal years, sales to Canon, Zygo's largest customer, accounted for approximately 20.1%, 34.4%, and 29.6 %, respectively, of Zygo's net sales. Canon, one of the original investors in Zygo, is a valuable strategic partner of Zygo and the relationship is important to both companies for many reasons. Sales to Canon include products that Canon uses in its manufacturing facilities, such as Zygo's large aperture surface measurement interferometers, which are used to quantitatively analyze the surface of optics Canon produces for its photolithographic steppers, and Zygo's motion measurement components which are incorporated into Canon's steppers for controlling the x/y stage in that product. Zygo is Canon's sole source for motion control systems. Sales to Canon also include optical components and instruments, systems and accessories sold by Canon as a distributor for certain of the Company's products in Japan. In fiscal 1996 and 1995, Seagate, a leading manufacturer of computer disk drives and related hardware and software, accounted for an additional approximately 15.8% and 17.2%, respectively, of Zygo's net sales. No other customer accounted for greater than approximately 10% of Zygo's net sales in fiscal 1997, 1996, or 1995.

         The following is a representative list of end users of Zygo's products:

                                                                                    INDUSTRIAL SURFACES &
SEMICONDUCTOR                DATA STORAGE                   OPTICS                     MACHINE CONTROL
-------------                ------------                   ------                  --------------------
Canon                    Akashic                       Bausch & Lomb                Anorad
DuPont                   Applied Magnetics             Canon                        Cummins Engine
ESI                      Hitachi                       Corning                      Dover Instruments
ETEC                     Iomega                        Hughes                       General Motors
IBM                      Komag                         Laboratory for               Gerber Scientific
Intel                    Maxtor                        Laser Energetics             Martin Marietta
KLA/Tencor               Quantum                       Lawrence Livermore           National Institute of
Motorola                 Read-Rite                     National Laboratories        Standards & Technology
NEC                      SAE Magnetics                 Melles Griot                 Rank Taylor Hobson
Photronics               Seagate                       Nikon                        Saint-Gobain/Norton
SVG                      Sony                          OCLI                         Sikorsky Aircraft
Sematech                 TDK                           Perkin Elmer                 Stanadyne
Texas Instruments        Toshiba                       Schott Glass                 3-M
Toshiba                                                Vistakon                     TRW
Ultratech Stepper                                      Zeiss

         Zygo sells its products worldwide through a combination of direct sales staff and independent distributors and sales representatives. Zygo maintains a direct sales staff at its headquarters in Middlefield, Connecticut, and in California, Colorado, Georgia, and Washington for domestic sales. International sales are made through more than 10 representatives and distributors, covering sales and service in over 20 countries including Japan, Singapore, Malaysia, South Korea, Taiwan, Philippines, United Kingdom, Germany, Italy, and France.

         The following table sets forth the percentage of Zygo's total sales (including sales delivered through distributors) by location during the past three years:

                                                    YEAR ENDED JUNE 30,
                                            -----------------------------------
                                            1997            1996           1995
                                            ----            ----           ----
        United States                       54.7%           52.6%          53.5%

        Japan                               24.9            34.4           29.9

        Pacific Rim                         14.5             8.3           10.2

        Other (primarily Europe)             5.9             4.7            6.4

         Substantially all of Zygo's export sales are negotiated, invoiced, and paid in United States dollars. International sales and foreign operations are subject to certain inherent risks.

         The selling process for Zygo's products frequently involves participation by sales, marketing, applications specialists, and engineering personnel. Zygo's marketing activities also include participation in international standards organizations, trade shows, publication of articles in trade journals, participation in industry forums, and distribution of sales literature. In addition, Zygo's strategic relationships with customers serve as highly visible references.

         Zygo believes that its strong commitment to service is essential, based on the growing complexity of the equipment used in the manufacturing process by Zygo's customers. At June 30, 1997, Zygo's customer support and service staff consisted of 23 persons. In addition, Zygo's distributors and sales representatives offer a worldwide network for customer support, providing 24-hour on-demand maintenance services. The service engineers are skilled in optical and electrical component repair, software, application and system integration, diagnostic and problem solving capabilities. Zygo also offers training programs and maintenance contracts for its customers.

                                     BACKLOG

         The Company's backlog at June 30, 1997 and 1996, was approximately $38.7 million and $22.4 million, respectively. The significant increase from the prior year end resulted primarily from stronger demand for all of the Company's electro-optical instruments and systems, as well as an increase for custom optical components driven by the contract awarded to Zygo by Lawrence Livermore National Laboratory. The backlog of the Company's instruments and systems at June 30, 1997, increased $8,363,000 (61.3%) from that at June 30, 1996. The backlog of the Company's modules and components increased by $7,928,000 (90.5%) from the year earlier. Substantially all of the backlog as of June 30, 1997, is expected to be shipped in fiscal year 1998. Historically, cancellation or reduction of orders has not had a significant impact on the Company's results of operations.

                         RESEARCH AND DEVELOPMENT COSTS

         Information regarding the Company's research and development costs is set forth in the Consolidated Statements of Earnings on page 15 of the Company's 1997 Annual Report, which statements are herein incorporated by reference. Zygo operates in an industry that is subject to rapid technological change and engineering innovation. Zygo distinguishes its instrument products on the basis of its unique electro-optical sensor technology, its software capability, and its skill in systems integration. Because Zygo believes that its ability to compete effectively with its instruments and systems in its markets depends in part on maintaining its expertise in applying new technologies and developing new products, Zygo dedicates substantial resources to research and development. At June 30, 1997, Zygo employed 60 individuals within its R&D operations, including 18 individuals with advanced degrees of which nine individuals have earned doctoral degrees. As an integral part of Zygo's product development strategy, Zygo has formed technical relationships with several customers. Zygo's strategy is to form close technical working relationships with the leading suppliers in its markets and thereby develop products and systems which have the greatest relevancy to the marketplace in general. In connection with its R&D operations, Zygo also maintains a close working relationship with various research groups and academic institutions in the United States as well as abroad.

         Zygo believes that continued enhancement, development, and commercialization of new and existing products and systems is essential to maintaining and improving its leadership position. Zygo intends to direct its research and development activities in several different areas. For example, Zygo continues to seek to develop products that have greater measurement range and precision to address new markets. Additionally, Zygo intends to continue to add products that are automated in-process instruments and systems. There can be no assurance that these efforts or any other product development efforts of Zygo will be successful in producing products that respond to technological changes or new products introduced by others.

                         PATENTS, LICENSES, TRADEMARKS,
                           AND PROPRIETARY INFORMATION

         Zygo relies on a combination of patent, copyright, trademark, and trade secret laws and license agreements to establish and protect its proprietary rights in its products. Zygo believes, however, that its success depends to a greater extent upon innovation, technological expertise, and distribution strength. Zygo requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of Zygo and to assign to Zygo all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Zygo's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

         Zygo has been awarded 68 United States patents and 9 foreign patents since the Company was founded, and has 14 United States patent applications and 7 foreign patent applications pending. Zygo, the Zygo logo, NexStar, and Sight Systems are registered trademarks of Zygo Corporation. The Company also holds several nonregistered trademarks including AAB System, AMS, GAPii, GPI, Growth Potential Interferometer KMS, Maxim*GP, NewView 100, New View 200, Pegasus 2000, ROBOii, VAC, ZMI-1000, ZMI-2000.

               MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

         Zygo's principal manufacturing activities are conducted at its facilities in Middlefield, Connecticut; Sunnyvale, California; and Longmont, Colorado. Zygo maintains a state-of-the-art optical components manufacturing facility in Middlefield, specializing in the fabrication, polishing and coating of plano (flat) optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in Zygo's instrument and automation products. Zygo's manufacturing activities for its instruments and system products consist primarily of assembling and testing components and subassemblies some of which are supplied from within Zygo and others are supplied by third party vendors and then integrated into Zygo's finished products. Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Zygo also maintains Computer Numerical Control (CNC) metal fabrication equipment for in-house production of strategic metal formed components.

         Certain components and subassemblies incorporated into Zygo's systems are obtained from a single source or a limited group of suppliers. Management routinely monitors single or limited source supply parts, and Zygo endeavors to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although Zygo seeks to reduce its dependence on sole and limited source suppliers, it has not qualified a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on Zygo's results of operations and damage customer relationships. To date, the Company has not experienced a significant production delay from a parts shortage or loss of a single-source component.

         At its Middlefield operations, Zygo also maintains a state-of-the-art fully integrated management information system which includes all business modules (capacity planning, materials requirements planning, order entry, financials, etc.) necessary to manage Zygo's growing operations there. Plans to expand the system to Zygo's other operations are being developed.

                                    EMPLOYEES

         At fiscal year end, Zygo employed 399 men and women, including 233 in manufacturing, 60 in research and development, 46 in sales and marketing, and 23 in customer service. To date, Zygo has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of Zygo's employees are covered by collective bargaining agreements or are members of a union. Zygo has never experienced a work stoppage and believes that its relations with its employees are excellent.

                                SUBSEQUENT EVENTS

         Subsequent to the close of its fiscal 1997, Zygo completed the acquisition of Sight Systems, Inc., a manufacturer of precision application-specific machine vision metrology systems and Syncotec Neue Technologien und Instrumente GmbH, a manufacturer of confocal components and custom metrology tools for the German market. Zygo also announced the signing of a letter of intent to acquire Digital Instruments, Inc. A brief description of these businesses follows:

SIGHT SYSTEMS, INC. ACQUISITION

The Company completed its acquisition of Sight Systems, Inc. ("SSI"), a privately held California-based business, for 287,400 shares of the Company's common stock. The transaction will be accounted for as a pooling-of-interests. SSI is engaged in the business of designing, developing, manufacturing, and marketing application-specific machine vision systems. SSI serves the data storage industry and the semiconductor industry with application-specific vision systems which are primarily used in production by its customers. These vision systems are unique in that they are configured from a vast collection of software and hardware components into a system which meets specific customer requirements. Examples of such applications in the data storage industry where SSI has sold the majority of its systems to date include: pole geometry measurements and gap width on various types of read/write heads, straightness, and measurements of read/write heads mounted on row bars in the manufacturing process.

SSI, located in Newbury Park, California, employs approximately 20 persons. Approximately 50% of SSI's employees are engineers and are actively involved in the design and development of configurable software and hardware components which are customized into vision systems specific to customer needs. SSI operates from a leased building where the manufacturing function is essentially a systems and components integration and assembly function. SSI has a number of suppliers for its hardware components and material availability has not been a problem for SSI.

Sales are conducted on a direct basis to data storage industry customers and through selected representatives, primarily selected for their proximity to key geographic markets. Integration of the sales and marketing teams of Zygo and SSI is intended to be accomplished during fiscal 1998.

SSI's sales in its fiscal year ended December 31, 1996 were approximately $3.5 million.

SYNCOTEC NEUE TECHNOLOGIEN UND INSTRUMENTE GMBH ACQUISITION

On June 30, 1997, TIC and Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a German-based company, completed all necessary legal requirements allowing for the appropriate transfer and registration of a 50 percent ownership interest in Syncotec. The conclusion of this transaction completed commitments made by the former owners of TIC and enabled the Company to release $440,000 of contingent proceeds recorded as a liability at the time of the TIC acquisition by the Company. Effective September 1, 1997, the Company, through TIC, completed the purchase of the remaining 50 percent of Syncotec for approximately $2.0 million (subject to adjustment based on closing book value) in a combination of cash and the Company's common stock.

Syncotec, located in Asslar, Germany, is a small manufacturer of confocal modules and systems principally for the European market. Syncotec has had a long-term relationship with TIC.

Employing approximately 10 persons, the company is focused on designing solutions for local customers for their specific measurement problems utilizing the TIC confocal scanning optical microscopy components, as well as other locally designed hardware and software.

Syncotec occupies a small leased facility in Asslar, near Frankfurt, Germany. Syncotec's sales in its fiscal year ended December 31, 1996 were approximately $2.9 million (DM4.9 million).

DIGITAL INSTRUMENTS, INC. AND DIGITAL INSTRUMENTS GMBH

On July 28, 1997, the Company announced the signing of a letter of intent providing for the Company's acquisition of Digital Instruments, Inc. ("Digital"), a privately held California-based entity that designs, develops, and manufactures high precision measurement products and systems which use scanning probe microscopy imaging and metrology technology. These systems are used in product research and development applications as well as to improve the production efficiency and manufacturing yields within the data storage, semiconductor, and other high technology industries. It is expected that the Company will acquire all the outstanding stock of Digital and an affiliated corporation in exchange for 7,000,000 shares of the Company's common stock. Closing of the transaction will be subject to various conditions, including approval by the stockholders of the Company. The transaction is expected to be accounted for as a pooling-of-interests, and is expected to be completed prior to the end of the calendar year 1997. Digital's revenues for the year ended December 31, 1996 were approximately $50 million.

         The remainder of this 10-K405 does not include any information concerning Sight Systems, Inc., Syncotec, or Digital Instruments, Inc..

ITEM 2.  PROPERTIES

         The Company maintains manufacturing facilities in Middlefield, Connecticut; Sunnyvale, California; and Longmont, Colorado, and maintains its corporate headquarters on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 100,000-square-foot building on approximately 13 acres. This facility is currently being expanded by 35,000 square feet to provide additional optical fabrication capacity and new office area for sales, service, R&D, and administrative personnel. The Company also owns 50 acres of undeveloped land adjacent to its principal facility. TIC maintains its headquarters in a leased 20,000-square-foot building located in a high technology area in Sunnyvale, California. This facility was recently renovated to accommodate the additional manufacturing and office personnel. NexStar's manufacturing activities are carried on from Longmont, Colorado, where it occupies 21,000 square feet within a new leased facility. NexStar moved into the facility in April 1997.

ITEM 3.  LEGAL PROCEEDINGS

         On June 29, 1988, Zygo filed suit in the U.S. District Court in Arizona against WYKO Corporation for patent infringement based on the belief that the WYKO 6000 interferometer infringed certain patents owned by Zygo. On March 1, 1993, the United States District Court (District of Arizona) rendered a Memorandum Opinion and Findings of Fact and Conclusions of Law in the matter of the patent suit. The conclusions of the court were that Zygo's patent is valid, the WYKO Model 6000 interferometer infringes the Zygo patent, that WYKO Corporation is liable to Zygo for any damages suffered as a result of WYKO's infringement of Zygo's patents by making, selling, and using the WYKO Model 6000 interferometer, and that the amount of the monetary judgment and other relief shall be determined following a trial on the issue of damages. The damage phase of the trial was held from November 29, 1993 through December 6, 1993. The Court rendered its judgment on June 2, 1994, awarding Zygo approximately $2.7 million plus recovery of certain costs to be awarded by the Court which were incurred by Zygo in connection with the conduct of the trial and entered a permanent injunction prohibiting further sales of the WYKO Model 6000 interferometers found to infringe. An appeal of the District Court's decision was filed by WYKO on August 9, 1994 with the Court of Appeals for the Federal Circuit located in Washington, D.C. The oral argument of the appeal was heard by the Court of Appeals on March 9, 1995. On April 1, 1996, the Court of Appeals rendered an Opinion Announcing Judgment of the Court. The appellate court affirmed-in-part and reversed-in-part the District Court's earlier findings and remanded the case to the District Court for a redetermination of the damage award. In its Opinion, the appellate court reversed the District Court's opinion that certain WYKO units infringed the Zygo patent on the basis of the doctrine of equivalents, upheld the validity of Zygo's patent, and affirmed the District Court's opinion that the original WYKO model 6000 infringed Zygo's patent. Zygo has not recorded any gain from the District Court's earlier ruling and will not until a final determination of the award is made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

GARY K. WILLIS - age 52
President and Chief Executive Officer of the Company since August 1993; from
     February 1992 until August 1993, President and Chief Operating Officer Served as executive officer of the Company since February 1992

AHMAD AKRAMI - age 38
Vice President of the Company since August 1997; President of NexStar
     Corporation, a wholly-owned subsidiary of the Company since September 1996; President NexStar Automation, Inc. from January 4, 1993 to September 1996, consultant from October 1992 to January 1993; President of TechniStar Corporation from March 1989 until October 1992
Elected an executive officer of the Company in August 1997 subsequent to the end of fiscal 1996

WILLIAM H. BACON - age 48
Vice President, Director of Corporate Quality of the Company since January 1996;
     from November 1993 until January 1996, Director of Total Quality of the Company; from June 1987 until November 1993, Manager of Instrument Manufacturing Engineering of the Company
Served as executive officer of the Company since January 1996

MARK J. BONNEY - age 43
Vice President, Finance and Administration and Chief Financial Officer of the
     Company since March 1993 and Treasurer of the Company since November 1993; from October 1990 until February 1993, Vice President European Operations and Managing Director, Dynapert Limited, a Black & Decker Company
Served as executive officer of the Company since March 1993

FRANCIS E. LUNDY - age 59
Vice President of the Company since August 1997; President Technical Instrument
     Company from January 1985 to August 1996
Elected an executive officer of the Company in August 1997 subsequent to the end of fiscal 1996

ROBERT A. SMYTHE - age 46
Vice President, Director of Sales and Marketing of the Company since January
     1996; from June 1993 until January 1996, Director of Sales and Marketing of the Company; and from April 1992 until June 1993, served as Manager, Industry Marketing of the Company
Served as executive officer of the Company since January 1996

CARL A. ZANONI - age 56
Vice President, Research, Development and Engineering of the Company since
     April 1992
Served as executive officer of the Company since its inception in 1970

         Of the above executive officers, Mr. Willis and Mr. Zanoni are directors of the Company. Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Information required by this item is included on page 27 (Stock Data) and page 28 (Stockholder Information) and in note 1 on page 18 and note 13 on page 21 in the Notes to Consolidated Financial Statements included in, the Company's 1997 Annual Report and is herein incorporated by reference. The Company's common shares are traded over-the-counter and are quoted on the NASDAQ/National Market. The number of stockholders of record at June 30, 1997, was 514.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this item is included on page 9 (Five-Year Summary) of the Company's 1997 Annual Report and is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is included on pages 10 through 13 (Management's Discussion and Analysis of Results of Operations and Financial Condition) of the Company's 1997 Annual Report and is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is included on pages 14 through 27 (Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows; Notes to Consolidated Financial Statements; Report of Management; Report of Independent Auditors; and Selected Consolidated Quarterly Financial Data) of the Company's 1997 Annual Report and is herein incorporated by reference.

         The consolidated financial schedules of Zygo Corporation and Consolidated Subsidiaries are filed as part of Item 14 of this Annual Report on Form 10-K405.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for the information concerning executive officers which is set forth in Part I of this report, information required by this item is included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 1997 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.

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

       3.        EXHIBITS

       3.(i) Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       3.(ii) Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

       3.(iii) By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter "Registration No. 2-87253")*

       4.1 Shareholders Agreement dated October 17, 1983, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer (Exhibit (4)(a) to Registration 2-87253)*

       10.1 Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit
                 (10)(b) to Registration No. 2-87253)*

       10.2 Agreement dated May 27, 1975, between the Company and Canon U.S.A., Inc., regarding information sharing and marketing (Exhibit (10)(x) to Registration No. 2-87253)*

       10.3 Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

       10.4 Zygo Corporation Profit Sharing Plan, as amended effective June 30, 1985 (Exhibit 10.35 to the Company's Annual Report on Form 10-K for its year ended June 30, 1985)*

*Incorporated herein by reference.

         10.5 First Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.28 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

         10.6 Second Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.29 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

         10.7 Third Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

         10.8 Fourth Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

         10.9 Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1995)*

         10.10 Canon/Zygo Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*

         10.11 Employment Agreement dated February 13, 1992, relating to the employment of Gary K. Willis by the Company (Exhibit 10.38 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

         10.12 Amendment, dated August 26, 1993, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.22 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

         10.13 Second Amendment, dated March 10, 1995, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.19 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

         10.14 Stock Purchase Agreement dated March 4, 1992, relating to the purchase of Company Common Stock by Gary K. Willis from Wesleyan University (Exhibit 10.39 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

         10.15 Services Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.26 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

         10.16 Amendment Agreement dated as of December 31, 1996, between the Company and Paul F. Forman.

         10.17 Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

         10.18 Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

*Incorporated herein by reference.

         10.19 Employment Agreement dated March 1, 1993, between Mark J. Bonney and the Company (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

         10.20 Amendment, dated March 12, 1996, to the Employment Agreement dated March 1, 1993, between Mark J. Bonney and the Company (Exhibit 10.21 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

         10.21 Termination Agreement dated November 30, 1993, covering the termination of the Shareholders' Agreement between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol
                  F. Laufer dated October 17, 1983 (Exhibit 10.33 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

         10.22 Registration Rights Agreement dated November 30, 1993, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, Sol F. Laufer, and the Company (Exhibit 10.34 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

         10.23 Renewal of Line of Credit dated June 3, 1997, between the Company and Fleet Bank Connecticut, N.A.

         10.24 Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1994 (Exhibit 10.30 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

         10.25 Agreement and Plan of Merger, dated as of August 7, 1996, by and among the Company, Technical Instrument Company, Zygo Acquisition Corporation, Francis E. Lundy, the Lundy 1996 Charitable Trust, The Sherman Family Living Trust, Frank J. Scheufele Trust, David Lytle, and Inspectron Development Partners L.P., a California Limited Partnership (Exhibit 2 to the Company's Current Report on Form 8-K dated August 19,
                  1996)*

         10.26 Employment Agreement, dated August 7, 1996, between Technical Instrument Company and Francis E. Lundy (Exhibit 10.27 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

         10.27 Acquisition Agreement, dated August 12, 1996, among the Company, NX Acquisition Corporation, and NexStar Automation, Incorporated (Exhibit 2 to the Company's Current Report on Form 8-K dated September 27, 1996)*

         10.28 Employment Agreement, dated September 12, 1996, between NexStar Corporation and Ahmad Akrami (Exhibit 10.29 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

         10.29 Acquisition Agreement dated August 19, 1997, by and among Zygo Corporation, Sight Systems, Inc., and the Shareholders of Sight Systems, Inc.

         10.30 Stock Purchase Agreement dated September 1, 1997, between Technical Instrument Company and Syncotec Neue Technologien und Instrumente GmbH

         10.31 Subcontract B335188 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated May 9, 1997

*Incorporated herein by reference.

         10.32 Agreement between Zygo Corporation and Dacon Corporation covering an addition to the Company's Middlefield, Connecticut, facilities (Project 1774) and the N.I.F. Manufacturing Renovation (Project 1842) dated April 7, 1997

         10.33 Employment Agreement dated August 19, 1997, between Sight Systems, Inc. and David Grant

         11. For computation of per share earnings see note 1 of the Notes to Consolidated Financial Statements in the 1997 Annual Report included herewith, which note is incorporated herein by reference

         13. Specified portions of 1997 Annual Report to Stockholders (such portions are furnished solely for the information of the Commission and are not filed herewith, except for those portions expressly incorporated herein by reference.)

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

       ZYGO CORPORATION
---------------------------------
          Registrant

By /s/ Mark J. Bonney                                    Date September 16, 1997
---------------------------------                             ------------------
      Mark J. Bonney
      Vice President, Finance
      and Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title
       ---------                     -----

/s/ Gary K. Willis         President, Chief Executive    Date September 16, 1997
-------------------------  Officer and Director               ------------------
    Gary K. Willis


/s/ Mark J. Bonney         Vice President, Finance and   Date September 16, 1997
-------------------------  Administration, Treasurer,         ------------------
    Mark J. Bonney         and Chief Financial Officer


/s/ Carl A. Zanoni         Vice President, Research,     Date September 16, 1997
-------------------------  Development and Engineering        ------------------
    Carl A. Zanoni         and Director


 Paul F. Forman*           Chairman of the Board
-------------------------
    (Paul F. Forman)


 Michael R. Corboy*        Director
-------------------------
    (Michael R. Corboy)


 Seymour E. Liebman*       Director
-------------------------
    (Seymour E. Liebman)


 Robert G. McKelvey*       Director
-------------------------
    (Robert G. McKelvey)


 Paul W. Murrill*          Director
-------------------------
    (Paul W. Murrill)


 John R. Rockwell*         Director
-------------------------
    (John R. Rockwell)


 Robert B. Taylor*         Director
-------------------------
    (Robert B. Taylor)

*By /s/  Mark J. Bonney                                  Date September 16, 1997
-------------------------                                     ------------------
      Mark J. Bonney
      Attorney-in-Fact

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

*        Independent Auditors' Report

*        Consolidated balance sheets at June 30, 1997, and 1996

* Consolidated statements of earnings for the years ended June 30, 1997, 1996, and 1995

* Consolidated statements of stockholders' equity for the years ended June 30, 1997, 1996, and 1995

* Consolidated statements of cash flows for the years ended June 30, 1997, 1996, and 1995

*        Notes to consolidated financial statements

* Selected consolidated quarterly financial data for the years ended June 30, 1997, and 1996

Consolidated Schedules

F-2      Independent Auditors' Report on Schedule

F-3      VIII -   Valuation and qualifying accounts

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

*Incorporated herein by reference to Zygo Corporation 1997 Annual Report to
 Stockholders.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Zygo Corporation:

Under date of August 8, 1997, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 1997, and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997 as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K405 for the fiscal year ended June 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP



Hartford, Connecticut
August 8, 1997

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                               Balance                              Balance
                             at Beginning                           at End
Description                   of Period    Provision   Write-Offs  of Period
-----------                   ---------    ---------   ----------  ---------

YEAR ENDED JUNE 30, 1997*:
  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                  $  733,000  $   15,146  $   20,146  $  728,000

  INVENTORY RESERVE           $1,321,850  $  395,500  $  239,900  $1,477,450

Year Ended June  30, 1996**:
  Allowance for Doubtful
    Accounts                  $  137,655  $  153,402  $   24,057  $  267,000

  Inventory Reserve           $  419,147  $  581,253  $   85,350  $  915,050

Year Ended June 30, 1995:
  Allowance for Doubtful
    Accounts                  $   70,981  $   74,584  $    7,910  $  137,655

  Inventory Reserve           $  267,183  $  248,576  $   96,612  $  419,147




*Includes opening balances of TIC corporation purchased August 8, 1996
  Allowance for Doubtful
    Accounts                                $466,000

  Inventory Reserves                        $406,800

**1996 restated to include NexStar activity 1996

                                  EXHIBIT INDEX

      EXHIBIT
       TABLE                                                        FORM 10-K405
       NUMBER                                                        PAGE NUMBER
       ------                                                        -----------

        10.16 Amendment Agreement dated as of December 31, 1996, between the Company and Paul F. Forman.

        10.23 Renewal of Line of Credit dated June 3, 1997, between the Company and Fleet Bank

        10.29 Acquisition Agreement dated August 19, 1997, by and among Zygo Corporation, Sight Systems, Inc., and the Shareholders of Sight Systems, Inc.

        10.30 Stock Purchase Agreement dated September 1, 1997, between Technical Instrument Company and Syncotec Neue Technologien und Instrumente GmbH

        10.31   Subcontract B335188 between The Regents of The
                University of California Lawrence Livermore National Laboratory and Zygo Corporation dated May 9, 1997

        10.32   Agreement between Zygo Corporation and Dacon
                Corporation covering an addition to the Company's
                Middlefield, Connecticut, facilities (Project 1774) and the N.I.F. Manufacturing Renovation (Project 1842) dated April 7, 1997

        10.33 Employment Agreement dated August 19, 1997, between Sight Systems, Inc. and David Grant

        11. For computation of per share earnings, see note 1 of the Notes to Consolidated Financial Statements in the 1997 Annual Report included herewith, which note is incorporated herein by reference

        13.     Specified portions of 1997 Annual Report to
                Stockholders (such portions are furnished solely for the information of the Commission and are not filed herewith, except for those portions expressly incorporated herein by reference.)

        21.     Subsidiaries of Registrant

        23.     Accountants' Consent

        24.     Power of Attorney

        27.     Financial Data Schedule