Form 10-Q
period 1997-09-30
ZYGO CORP
filed 1997-11-14
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

                                       or

(  )   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from _______________________ to ______________________

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

     10,914,422 shares of Common Stock, $.10 Par Value, at November 7, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                        For the Three Months
                                                       Ended September 30, (1)
                                                       -----------------------
                                                         1997          1996
                                                        -------      -------
Net sales                                               $24,316      $18,443
Cost of good sold                                        12,851       10,210
                                                        -------      -------

         Gross profit                                    11,465        8,233

Selling, general and administrative expenses              3,928        2,781
Research, development and engineering expenses            2,445        1,380
Nonrecurring acquisition-related charges                  1,585       11,083
Failed merger costs                                         335            0
Amortization of goodwill and other intangibles              142           87
                                                        -------      -------

         Operating profit (loss)                          3,030       (7,098)
                                                        -------       ------
Other income (expense):
         Interest income                                    285          387
         Miscellaneous (expense), net                       (21)         (27)
                                                        -------       ------
                                                            264          360
                                                        -------       ------

Earnings (loss) before income taxes                       3,294       (6,738)
Income tax expense                                        1,596        1,206
                                                        -------       ------

Net earnings (loss)                                     $ 1,698      $(7,944)
                                                        =======      =======

Net earnings (loss) per share                           $   .14      $  (.77)(2)
                                                        =======      =======

Weighted average common shares
   and common dilutive equivalents outstanding           12,241       10,260(2)
                                                        =======      =======

(1) The period ended September 30, 1997 includes the results of Sight Systems, Inc. from July 1, 1997 which is being accounted for as an immaterial pooling-of-interests. The results of Syncotec Neue Technologien und Instrumente GmbH are included in the consolidated results of the Company from September 1, 1997 when the acquisition of the remaining 50% was completed, and the results of Technical Instruments Company are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective, since both were accounted for as purchases.

(2) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average common shares outstanding without common dilutive equivalents.

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1997 and June 30, 1997
                        (Thousands, except share amounts)

ASSETS                                                   September 30,  June 30,
------                                                        1997        1997
                                                         -------------  -------
Current Assets:
     Cash and cash equivalents                              $13,231     $10,981
     Marketable securities                                   10,855      12,766
     Receivables                                             18,765      20,730
     Inventories:
         Raw materials and manufactured parts                 8,879       7,435
         Work in process                                      4,168       3,248
         Finished goods                                         922         973
                                                            -------     -------
              Total inventories                              13,969      11,656
                                                            -------     -------
     Costs in excess of billings                              3,103       2,082
     Prepaid expenses and taxes                                 412         590
     Deferred income taxes                                    2,311       2,205
                                                            -------     -------
              Total current assets                           62,646      61,010
                                                            -------     -------

Property, plant and equipment, at cost                       24,141      21,865
Less accumulated depreciation                                13,489      12,691
                                                            -------     -------
     Net property, plant and equipment                       10,652       9,174
                                                            -------     -------
Goodwill and other intangible assets, net                     8,911       7,818
Other assets                                                    318         797
                                                            -------     -------
              Total assets                                  $82,527     $78,799
                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                       $ 5,734     $ 4,659
     Accrued expenses and customer progress payments          6,288       8,246
     Federal and state income taxes                           1,025         472
                                                            -------     -------
              Total current liabilities                      13,047      13,377
                                                            -------     -------

Deferred income taxes                                         3,448       3,014

Stockholders' Equity:
     Common stock, $.10 par value per share:
     15,000,000 shares authorized; 11,122,022
     shares issued (10,765,940 at June 30, 1997)              1,112       1,077
     Additional paid-in capital                              41,540      40,210
     Retained earnings                                       23,646      21,405
     Currency translation effects                                15           0
     Net unrealized gain on marketable securities                20          17
                                                            -------     -------
                                                             66,333      62,709
     Less treasury stock, at cost; 207,600 shares               301         301
                                                            -------     -------
              Total stockholders' equity                     66,032      62,408
                                                            -------     -------
              Total liabilities and stockholders' equity    $82,527     $78,799
                                                            =======     =======

                                       -3-

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1997 and 1996
                             (Thousands of dollars)

                                                                                1997             1996
                                                                                ----             ----
Cash provided by (used for)
     operating activities:
         Net earnings (loss)                                                  $ 1,698         $ (7,944)
         Adjustments to reconcile net earnings (loss) to cash
          provided by (used for) operating activities:
              Depreciation and amortization                                       805              512
              Deferred income taxes                                                 0                1
              Loss on disposal of assets                                           68              122
              Nonrecurring in-process R&D                                         879           10,084
              Gain on sale of marketable securities                               (20)             (18)
              Intangible and other assets                                          --              326
              Changes in operating accounts:
                  Receivables                                                   2,790           (2,282)
                  Costs in excess of billings                                  (1,021)            (764)
                  Inventories                                                  (1,838)            (962)
                  Prepaid expenses                                                183             (639)
                  Accounts payable and accrued expenses                        (2,064)          (3,439)
                                                                              -------          -------
              Net cash provided by (used for) operating activities              1,480           (5,003)
                                                                              -------          -------
Cash provided by (used for)
     investing activities:
         Additions to property, plant and equipment                            (2,026)          (1,145)
         Investment in marketable securities                                     (509)            (744)
         Investment in other assets                                              (156)             (99)
         Acquisition of business                                               (1,268)         (11,786)
         Proceeds from sale of marketable securities                                0            2,897
         Proceeds from maturity of marketable securities                        2,400            1,750
         Proceeds from sale of assets                                               0               17
         Cash acquired from acquisitions                                        2,059                0
                                                                              -------          -------
              Net cash provided by (used for) investing activities                500           (9,110)
                                                                              -------          -------
Cash provided by (used for)
     financing activities:
         Repayment of long-term debt                                                0           (2,662)
         Exercise of employee stock options                                       270               77
                                                                              -------          -------
              Net cash provided by (used for) financing activities                270           (2,585)
                                                                              -------          -------
Net increase (decrease) in cash and cash equivalents                            2,250          (16,698)
Cash and cash equivalents, beginning of year                                   10,981           18,449
                                                                              -------          -------
Cash and cash equivalents, end of quarter                                     $13,231          $ 1,751
                                                                              =======          =======


The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 Annual Report on Form 10-K including items incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Zygo Corporation, through its divisions and wholly owned subsidiaries, Middlefield, Technical Instrument Company ("TIC"), and NexStar Automation, Inc. ("NexStar"), designs, develops, manufactures, and markets high performance noncontact electro-optical measuring instruments and systems, automation systems, and components. The Middlefield division also manufactures optical components to precise tolerances both for sale and for use as key elements in its own products. Utilizing proprietary laser and white light optical technology combined with advanced software and electronics, Zygo's precision noncontact measuring instruments and systems enable manufacturers in a variety of high technology industries, including data storage, semiconductor, and precision optics, to increase operating efficiencies and production yields by identifying and collecting quantitative data on product defects, both during and after the manufacturing process. Zygo's interferometric and confocal components are sold directly to OEMs for incorporation into their products. Zygo's optical components are used in many applications, including laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems, as well as being an integral part of precision optical components.

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

The Company completed its acquisition of Sight Systems, Inc. ("SSI"), effective August 19, 1997, a privately held business located in Newbury Park, California. SSI is engaged in the business of designing, developing, manufacturing, and marketing application-specific machine vision systems. SSI serves the data storage industry and the semiconductor industry with application-specific vision systems which are primarily used in production by its customers. These vision systems are unique in that they are configured from a vast collection of software and hardware components into a system which meets specific customer requirements. Examples of such applications in the data storage industry where SSI has sold the majority of its systems to date include: pole geometry measurements and gap width on various types of read/write heads, straightness, and measurements of read/write heads mounted on row bars in the manufacturing process.

The Company also completed the acquisition of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a German-based company, effective September 1, 1997. Zygo, prior to this acquisition, previously owned 50% of Syncotec as a result of Zygo's acquisition of TIC in August 1996. Syncotec, located in Asslar, Germany, designs, develops, manufactures, and markets high precision metrology systems and components which incorporate TIC's confocal scanning optical microscopy technology for European customers to improve their production efficiency and manufacturing yields.

The acquisitions of both SSI and Syncotec will enhance the Company's ability to provide yield improvement to the high technology market. The Company continues to integrate the activities of all of its operations and is focused on providing both standalone systems and components as well as fully integrated systems to its customers in the data storage, semiconductor, and other high technology industries.

                                       -5-
Results of Operations
---------------------

Net sales in the three months ended September 30, 1997 totaled $24,316,000, an increase of $5,873,000 or 32% from $18,443,000 in the three months ended September 30, 1996. Net sales of the Company's instruments and systems increased by 28% to $17,242,000 and net sales of its modules and components increased by 43% to $7,078,000, each from the comparable three months in the prior year. The 32% increase in net sales in the quarter was partially attributable to the inclusion of SSI in the first quarter of fiscal 1998 from July 1, 1997 and Syncotec from September 1, 1997, the effective date of that acquisition. On a pro forma basis, including the results of SSI and Syncotec for the entire period in both the first quarter of fiscal 1998 and the first quarter of fiscal 1997, and including the results of TIC for the period July 1, 1996 to August 8, 1996, the effective date of that acquisition, the increase in net sales in the first quarter of fiscal 1998 would have amounted to $2,463,000 or 11%.

Gross profit for the three months ended September 30, 1997, amounted to $11,465,000, an increase of $3,232,000 from gross profit of $8,233,000 for the comparable prior year period. For the three months ended September 30, 1997, gross profit as a percentage of sales amounted to 47.2%, an increase of 2.6 percentage points from gross profit as a percentage of sales of 44.6% in the three months ended September 30, 1996. The increases in gross profit and gross profit as a percentage of sales were primarily due to increased sales volume over the comparable prior year quarter, improved manufacturing efficiencies, and the inclusion of SSI from July 1, 1997 and Syncotec from September 1, 1997. Partially offsetting these increases were lower gross profit margins on revenue generated by the National Ignition Facility ("NIF") contract.

Selling, general and administrative expenses in the three months ended September 30, 1997, amounted to $3,928,000, an increase of $1,147,000 from $2,781,000 in the three months ended September 30, 1996. This increase was primarily due to an increase in product marketing and volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents and infrastructure additions, and partially due to the impact of including TIC for the full quarter and SSI from July 1, 1997. As a percentage of sales, selling, general and administrative expenses increased in the three months ended September 30, 1997, to 16.2% as compared to 15.1% in the comparable prior year period.

Research, development, and engineering ("R&D") expenses in the three months ended September 30, 1997, totaled $2,445,000 or 10.1% of sales, as compared to $1,380,000 or 7.5% of sales in the comparable prior year period. The increase in R&D expenses primarily resulted from increased spending on new product development and the inclusion of TIC for the full three months ended September 30, 1997 and SSI from July 1, 1997.

The Company recorded nonrecurring acquisition-related charges amounting to $1,920,000 in the three months ended September 30, 1997. The nonrecurring charges related to $707,000 of expenses incurred to complete the Company's acquisition of SSI and the write-off of $878,000 of in-process research and development costs in conjunction with the Company's acquisition of Syncotec. Also included in the nonrecurring charges were costs amounting to $335,000 for expenses relating to its merger discussions with Digital Instruments, Inc. ("DI") which were terminated in October 1997.

Excluding the nonrecurring charges, the Company's operating profit in the three months ended September 30, 1997, was $4,950,000 an increase of $965,000 or 24% from the $3,985,000 reported in the period ended September 30, 1996. The Company reported an operating profit, including the nonrecurring charges, of $3,030,000 for the three months ended September 30, 1997, as compared to an operating loss of $7,098,000, which included nonrecurring acquisition-related charges of $11,083,000.

The Company reported net income for the first quarter of fiscal 1998, excluding the nonrecurring acquisition-related charges, totaling $3,618,000, an increase of $479,000 or 15% from net income excluding nonrecurring charges of $3,139,000 in the first quarter of fiscal 1997. Earnings per share excluding the nonrecurring charges were $.30, up 15% from $.26 in the first quarter of fiscal 1997 despite a 3% increase in shares outstanding. Including the nonrecurring charges, the Company reported net income of $1,698,000 or $.14 per share for the quarter as compared to a net loss in the comparable prior year period of $7,944,000 or $(0.77) per share.

Financial Condition
-------------------

At September 30, 1997, working capital was $49,599,000, an increase of $1,966,000 from the amount at June 30, 1997. The Company had cash and cash equivalents of $13,231,000 and marketable securities amounting to $10,855,000 for a total of $24,086,000 at September 30, 1997, an increase of $339,000 from the amount of cash and cash equivalents and marketable securities at June 30, 1997. Receivables decreased by $2,790,000 and inventory increased by $1,838,000 from the amounts at June 30, 1997. The receivables decrease was due primarily to aggressive collection of accounts receivable in the first quarter of fiscal 1998. Inventory increased primarily to support the growth in sales of the Company's instruments and systems. Accounts payable increased by $868,000 in the first quarter of fiscal 1998 to $5,734,000 primarily as a result of nonrecurring expenses relating to both the SSI and Syncotec acquisitions and nonrecurring charges relating to its merger discussions with DI, as well as trade accounts payable on higher levels of inventories needed to support increased production volume. As of September 30, 1997, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Despite some softness in orders in the first quarter for its instruments and systems due to normal seasonality, the Company's backlog at September 30, 1997 totaled a record $43,765,000, an increase of $18,577,000 or 74% from September 30, 1996 and an increase of $5,077,000 or 13% from June 30, 1997. The backlog of the Company's instrument and systems at September 30, 1997 increased by $2,017,000 or 9% from that at June 30, 1997. The backlog of the Company's modules and components increased by $3,060,000 or 18% from the quarter earlier primarily as a result of the Company's receiving additional funding of approximately $4.5 million in the quarter from the University of California's Lawrence Livermore National Laboratory ("LLNL") in conjunction with the Department of Energy's construction of the National Ignition Facility.

Forward Looking Statements
--------------------------

This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by the Company, most notably high technology markets such as data storage and semiconductor, and economic and political developments in countries where the Company conducts business.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27.  Financial Data Schedule.

(b) 1. On July 29, 1997, the Company filed a Current Report on Form 8-K, dated July 28, 1997, reporting that the Company had signed a letter of intent providing for Zygo's acquisition of Digital Instruments, Inc. [Item 5 reporting]

     2. On August 29, 1997, the Company filed a Current Report on Form 8-K, dated August 19, 1997, reporting the completion of the acquisition of Sight Systems, Inc. by Zygo Corporation. [Item 5 reporting]

                                    SIGNATURE

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

Date:  November 14, 1997

                                  EXHIBIT INDEX

Exhibit    Description                                                      Page
-------    -----------                                                      ----
27 Financial Data Schedule for the quarterly report, on Form 10-Q, for the period ended September 30, 1997.