Form 10-Q
period 1997-12-31
ZYGO CORP
filed 1998-02-12
CIK 730716

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1997

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ (Amended by Exch Act Rel No. 312905. Eff 4/26/93)
Commission File Number 0-12944

                                Zygo Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             06-0864500
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed from last report)


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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       YES          NO
                                                ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           10,928,547 Common Stock, $.10 Par Value at February 2, 1998

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                 For the Three Months         For the Six Months
                                                Ended December 31, (1)      Ended December 31, (1)
                                                ----------------------      ----------------------

                                                   1997        1996           1997        1996
                                                   ----        ----           ----        ----
Net sales                                         $27,277     $20,810        $51,593     $39,253
Cost of good sold                                  15,701      10,747         28,552      20,957
                                                  -------     -------        -------     -------

      Gross profit                                 11,576      10,063         23,041      18,296

Selling, general and administrative expenses        3,620       3,292          7,548       6,074
Research, development and engineering expenses      2,465       1,859          4,910       3,239
Nonrecurring acquisition-related charges                0           0          1,585      11,083
Failed merger costs                                     0           0            335           0
Amortization of goodwill and other intangibles        196         145            338         231
                                                  -------     -------        -------     -------

      Operating profit (loss)                       5,295       4,767          8,325      (2,331)
                                                  -------     -------        -------     -------
Other income (expense):
      Interest income                                 240         156            525         543
      Miscellaneous (expense), net                   (135)        (50)          (156)        (77)
                                                  -------     -------        -------     -------
                                                      105         106            369         466
                                                  -------     -------        -------     -------

Earnings (loss) before income taxes                 5,400       4,873          8,694      (1,865)
Income tax expense                                  1,711       1,774          3,307       2,980
                                                  -------     -------        -------     -------

Net earnings (loss)                                 3,689       3,099          5,387      (4,845)
                                                  =======     =======        =======     =======

Earnings per common share (4):
      Basic                                       $   .34     $   .30        $   .50     $  (.47)(3)
                                                  =======     =======        =======     =======
      Diluted                                     $   .30     $   .26        $   .44     $  (.47)(3)
                                                  =======     =======        =======     =======
Weighted average number of shares:
      Basic (2)                                    10,921      10,405         10,816      10,333
                                                  =======     =======        =======     =======
      Diluted (2)                                  12,338      11,976         12,275      10,333(3)
                                                  =======     =======        =======     =======

--------------

(1) The results of Sight Systems, Inc. which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec was completed; and the results of Technical Instrument Co. are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective, since both of Syncotec and TIC were accounted for as purchases.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,417,000 and 1,571,000 in the three months ended December 31, 1997 and 1996, respectively, and 1,459,000 in the six months ended December 31, 1997.

(3) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

(4) The net earnings per common share have been restated as a result of the adoption of Statement of Financial Accounting Standards No 128, Earnings per Share.

                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1997 and June 30, 1997
                        (Thousands, except share amounts)

ASSETS                                                 December 31,     June 30,
------                                                     1997           1997
                                                       ------------     --------
Current Assets:
   Cash and cash equivalents                             $16,815        $10,981
   Marketable securities                                   8,466         12,766
   Receivables                                            20,571         20,730
   Inventories:
      Raw materials and manufactured parts                 9,079          7,435
      Work in process                                      4,126          3,248
      Finished goods                                         789            973
                                                         -------        -------
           Total inventories                              13,994         11,656
                                                         -------        -------
   Costs in excess of billings                             2,472          2,082
   Prepaid expenses and taxes                                280            590
   Deferred income taxes                                   2,311          2,205
                                                         -------        -------
           Total current assets                           64,909         61,010
                                                         -------        -------

Property, plant and equipment, at cost                    26,622         21,865
Less accumulated depreciation                             14,062         12,691
                                                         -------        -------
   Net property, plant and equipment                      12,560          9,174
                                                         -------        -------
Goodwill and other intangible assets, net                  8,814          7,818
Other assets                                                 366            797
                                                         -------        -------
           Total assets                                  $86,649        $78,799
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                      $ 6,663        $ 4,659
   Accrued expenses and customer progress payments         6,577          8,246
   Federal and state income taxes                              3            472
                                                         -------        -------
           Total current liabilities                      13,243         13,377
                                                         -------        -------

Deferred income taxes                                      3,448          3,014

Stockholders' Equity:
   Common stock, $.10 par value per share:
   15,000,000 shares authorized; 11,136,147
   shares issued (10,765,940 at June 30, 1997)             1,114          1,077
   Additional paid-in capital                             41,785         40,210
   Retained earnings                                      27,335         21,405
   Currency translation effects                                7              0
   Net unrealized gain on marketable securities               18             17
                                                         -------        -------
                                                          70,259         62,709
   Less treasury stock, at cost; 207,600 shares              301            301
                                                         -------        -------
           Total stockholders' equity                     69,958         62,408
                                                         -------        -------
           Total liabilities and stockholders' equity    $86,649        $78,799
                                                         =======        =======

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1997 and 1996
                             (Thousands of dollars)


                                                           1997           1996
                                                           ----           ----
Cash provided by (used for)
   operating activities:
      Net earnings (loss)                                $ 5,387        $(4,845)
      Adjustments to reconcile net earnings (loss)
        to cash provided by (used for) operating
        activities:
         Depreciation and amortization                     1,652          1,152
         Deferred income taxes                                 0            726
         Loss on disposal of assets                          232            141
         Nonrecurring in-process R&D                         879         10,084
         Gain on sale of marketable securities               (70)           (50)
         Intangible and other assets                           0            386
         Changes in operating accounts:
            Receivables                                      984         (2,628)
            Costs in excess of billings                     (390)          (625)
            Inventories                                   (1,859)        (2,594)
            Prepaid expenses                                 315            (56)
            Accounts payable and accrued expenses         (1,847)        (4,677)
                                                         -------        -------
         Net cash provided by (used for) operating
           activities                                      5,283         (2,986)
                                                         -------        -------
Cash provided by (used for)
  investing activities:
      Additions to property, plant and equipment          (4,684)        (2,062)
      Investment in marketable securities                 (2,704)        (1,605)
      Investment in other assets                            (345)          (188)
      Acquisition of business                             (1,268)       (11,786)
      Proceeds from sale of marketable securities          2,208          4,848
      Proceeds from maturity of marketable securities      4,805          2,845
      Proceeds from sale of assets                             0             17
      Cash acquired from acquisitions                      2,059              0
                                                         -------        -------
         Net cash provided by (used for) investing
           activities                                         71         (7,931)
                                                         -------        -------
Cash provided by (used for)
  financing activities:
      Repayment of long-term debt                              0         (2,662)
      Exercise of employee stock options                     480            211
                                                         -------        -------
         Net cash provided by (used for) financing
           activities                                        480         (2,451)
                                                         -------        -------
Net increase (decrease) in cash and cash equivalents       5,834        (13,368)
Cash and cash equivalents, beginning of year              10,981         18,449
                                                         -------        -------
Cash and cash equivalents, end of quarter                $16,815        $ 5,081
                                                         =======        =======

The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 Annual Report on Form 10-K including items incorporated by reference herein.

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

The Company, via its wholly owned subsidiary, Technical Instrument Company, completed the acquisition of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a German-based company, effective September 1, 1997. Zygo, prior to this acquisition, completed all necessary legal requirements allowing for appropriate transfer and registration of its original 50 percent ownership on June 30, 1997. Syncotec, located in Asslar, Germany, designs, develops, manufactures, and markets high precision metrology systems and components which incorporate TIC's confocal scanning optical microscopy technology for European customers to improve their production efficiency and manufacturing yields.

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

Results of Operations
---------------------

Net sales of $27,277,000 for the three months and $51,593,000 for the six months ended December 31, 1997, increased by $6,467,000 or 31% and $12,340,000 or 31%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems increased by 8.5% to $17,093,000 and net sales of modules and components, which includes revenues recorded on the NIF optics facility contract with Lawrence Livermore National Laboratory, increased by 101.5% to $10,184,000 in the second quarter of fiscal 1998, each from the comparable quarter in fiscal 1997. Net sales of the Company's instruments and systems and net sales of modules and components increased by $6,347,000 or 23% and $5,993,000 or 53%, respectively, for the six months ended December 31, 1997 as compared to the six-month period ended December 31, 1996. On a pro forma basis, including the net sales of all acquired businesses in both the second quarter and half-year periods of fiscal 1998 and fiscal 1997, the increase in net sales in the second quarter of fiscal 1998 amounted to $4,769,000 or 21% compared to the second quarter of fiscal 1997 and the increase in the first half of fiscal 1998 amounted to $7,232,000 or 16% compared to the first half of fiscal 1997.

Gross profit for the three months and six months ended December 31, 1997, amounted to $11,576,000 and $23,041,000, respectively, an increase of $1,513,000 and $4,745,000 from the comparable prior year periods. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1997, amounted to 42.4% and 44.7%, respectively, a decrease of 6.0 and 1.9 percentage points, respectively, from gross profit as a percentage of sales of 48.4% and 46.6%, respectively, for the three months and six months ended December 31, 1996. While gross profit dollars increased due to sales volume increases, gross profit as a percentage of sales decreased principally due to the impact of the NIF facility project with its generally lower margins, the effects of product mix, and the underutilization of certain fixed manufacturing costs, primarily in the Company's Longmont, Colorado, facility.

Selling, general and administrative expenses of $3,620,000 and $7,548,000, respectively, in the three months and six months ended December 31, 1997, increased by $328,000 or 10%, and $1,474,000 or 24%, respectively, from the same periods the year earlier. The increases in the three-month and six-month periods ended December 31, 1997, were primarily due to the impact of increased spending on selling and service infrastructure, and volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents, partially offset by lower administrative expenses of certain variable expense items. As a percentage of sales, selling, general and administrative expenses declined in the three months and six months ended December 31, 1997, to 13.3% and 14.6%, respectively, as compared to 15.8% and 15.5%, respectively, in the comparable prior year period.

Research, development and engineering expenses ("R&D") amounted to $2,465,000 or 9.0% of sales and $4,910,000 or 9.5% of sales, respectively, for the three months and six months ended December 31, 1997. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $1,859,000 or 8.9% of sales and $3,239,000 or 8.3% of sales, respectively. The Company's increase in R&D expenses primarily resulted from increased spending on new product development, particularly engineering resources, and the inclusion of Syncotec from September 1997 and SSI from July 1997.

Results of operations for the six-month period ended December 31, 1997 includes $1,920,000 of nonrecurring acquisition-related charges recorded in the three months ended September 30, 1997. These nonrecurring charges consisted of $707,000 of expenses incurred to complete the Company's acquisition of SSI, the write-off of $878,000 of in-process research and development costs in conjunction with the Company's acquisition of Syncotec, and $335,000 of expenses relating to the Company's failed merger discussions with Digital Instruments, Inc. which were terminated in October 1997. In the three months ended September 30, 1996 the Company recorded acquisition-related charges amounting to $11,083,000 relating to its acquisitions of TIC and NexStar.

Operating profit in the three months ended December 31, 1997 amounted to $5,295,000, an increase of $528,000 or 11% from the $4,767,000 of operating profit in the comparable prior year period. Excluding the nonrecurring charges for both periods, the Company's operating profit in the six months ended December 31, 1997 was $10,245,000, an increase of $1,493,000 or 17% from the $8,752,000 of operating profit in the six months ended December 31, 1996. Including the nonrecurring charges for both periods, the Company reported an operating profit of $8,325,000 for the six months ended December 31, 1997 as compared with an operating loss of $2,331,000 in the comparable prior year period.

Net earnings totaled $3,689,000 in the three-month period ended December 31, 1997, an increase of $590,000 or 19% from the $3,099,000 reported in the three-month period ended December 31, 1996. The Company reported diluted per share earnings of $.30 in the quarter ended December 31, 1997, an increase of 15% over diluted per share earnings of $.26 in the comparable quarter in the prior year. Excluding nonrecurring charges, net income for the first half of fiscal 1998 totaled $7,307,000, an increase of $1,069,000 or 17% from the first half of fiscal 1997. Diluted earnings per share for the first half of fiscal 1998, excluding the nonrecurring charges, were $.60, up 15% from $.52 in the first half of fiscal 1997. Including the nonrecurring charges, the Company reported net earnings of $5,387,000 or $.44 per share for the first half of fiscal 1998, as compared to a net loss in the comparable prior period of $(4,845,000) or $(.47) per share.

The Company has adopted the requirements of Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share." The statement replaces the presentation of primary earnings per share with basic earnings per common share and fully diluted earnings per share, with diluted earnings per common share. The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,417,000 and 1,571,000 in the three months ended December 31, 1997 and 1996, respectively, and 1,459,000 in the six months ended December 31, 1997. As per generally accepted accounting principles, the computation of the net loss per common share for the six months ended December 31, 1996 is based on the weighted average basic shares outstanding.

Financial Condition
-------------------

At December 31, 1997, working capital was $51,666,000, an increase of $4,033,000 from the amount at June 30, 1997 and $2,067,000 from September 30, 1997 levels. The Company at December 31, 1997 had cash and cash equivalents of $16,815,000 and marketable securities of $8,466,000 for a total of $25,281,000, an increase of $1,195,000 from September 30, 1997. The increase in working capital in the quarter was principally due to increases in the levels of accounts receivable due to higher sales levels and of cash, while reductions in tax liabilities were largely offset by increased payable levels. When compared to June 30, 1997, the increase in working capital was principally a result of an increase in cash and cash equivalents and, to a lesser extent, in inventories, due to growth in sales. During the year, the Company has primarily utilized cash flow from operations to fund its capital plan [and the cash portion of the purchase price of acquiring Syncotec.] Capital expenditures increased 127% to $4,684,000 for the six months ended December 31, 1997, as compared to the same period in the prior year, primarily due to the building addition under construction at the Company's Middlefield, Connecticut, location. As of December 31, 1997, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at December 31, 1997 totaled $36,006,000, an increase of 24% from the backlog at December 31, 1996. While the Company had anticipated a decline in its backlog from the record $43,765,000 at September 30, 1997 due to revenue recognized on the NIF optics facility program, the softness in two major market sectors, semiconductor and data storage, resulted in a more significant decline than planned. Management is particularly concerned with the Asian currency crisis and the resultant uncertainty in demand for data storage and semiconductor components which has led customers in those sectors to hold back their capital spending plans affecting orders for Zygo equipment.

This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on certain issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the Company's reports on Form 10-K and 10-Q and other materials on file with the Securities and Exchange Commission.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 13, 1997. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1 -- Election of Board of Directors
         To elect nine directors for the ensuing year. The following individuals, all of whom were Company directors immediately prior to the vote, were elected as a result of the following vote:

                                              For              Against
                                              ---              -------
             Michael R. Corboy             9,003,530           245,655
             Paul F. Forman                9,003,364           245,821
             Seymour E. Liebman            9,003,868           245,317
             Robert G. McKelvey            9,003,779           245,406
             Paul W. Murrill               9,003,773           245,412
             John R. Rockwell              9,003,730           245,455
             Robert B. Taylor              9,003,853           245,332
             Gary K. Willis                9,003,868           245,317
             Carl A. Zanoni                9,003,779           245,406

     Proposal No. 2 -- Adoption of an amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan
         To adopt an amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan from 2,850,000 to 3,350,000. The amendment to the Company's Amended and Restated Non-Qualified Stock Option Plan was adopted, as written in the proxy statement dated October 8, 1997, as a result of the following vote:

                  Votes For                  7,047,715
                  Votes Against              2,173,503
                  Abstentions                   27,967

     There were no other matters submitted to a vote of the Company's stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 27.  Financial Data Schedule.

(b) 1. On October 20, 1997, the Company filed a Current Report on Form 8-K, dated October 8, 1997 reporting the termination of merger discussion with Digital Instruments, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Zygo Corporation
                                     ------------------------------
                                                    (Registrant)



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

Date:  February 12, 1998

                                  EXHIBIT INDEX

Exhibit     Description                                                    Page
-------     -----------                                                    ----
  27        Financial Data Schedule for the quarterly report on
            Form 10-Q for the period ended December 31, 1997.