Form 10-Q
period 1998-03-31
ZYGO CORP
filed 1998-05-08
CIK 730716

================================================================================

                                   FORM 10-Q.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

(Mark One)

    [X]         Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


                                       or


    [ ]         Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


           For the transition period from ____________ to ____________

               (Amended by Exch Act Rel No. 312905. Eff 4/26/93)


                         Commission File Number 0-12944


                                   ----------


                                ZYGO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                       06-0864500
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


Laurel Brook Road, Middlefield, Connecticut                         06455
-------------------------------------------                       ----------
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

        10,978,047 Shares of Common Stock, $.10 Par Value at May 1, 1998

================================================================================

                                      PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Thousands, except per share amounts)


                                                          For the Three Months        For the Nine Months
                                                           Ended March 31,(1)         Ended March 31,(1)
                                                         ---------------------       ---------------------
                                                          1998          1997          1998          1997
                                                         -------       -------       -------       -------
Net sales .............................................  $26,901       $22,476       $78,494       $61,729
Cost of goods sold ....................................   14,345        11,381        42,897        32,338
                                                         -------       -------       -------       -------
   Gross profit .......................................   12,556        11,095        35,597        29,391

Selling, general and administrative expenses ..........    4,776         3,489        12,324         9,563
Research, development and engineering expenses ........    2,596         1,815         7,507         5,054
Nonrecurring acquisition-related charges ..............     --            --           1,585        11,083
Failed merger costs ...................................     --            --             335          --
Amortization of goodwill and other intangibles ........      197           140           535           371
                                                         -------       -------       -------       -------
   Operating profit ...................................    4,987         5,651        13,311         3,320
                                                         -------       -------       -------       -------
Other income (expense):
   Interest income ....................................      272           157           797           700
   Miscellaneous (expense), net .......................     (144)          (37)         (300)         (114)
                                                         -------       -------       -------       -------
                                                             128           120           497           586
Earnings before income taxes ..........................    5,115         5,771        13,808         3,906
Income tax expense ....................................    1,579         2,078         4,886         5,058
                                                         -------       -------       -------       -------
Net earnings (loss) ...................................  $ 3,536       $ 3,693       $ 8,922       $(1,152)
                                                         =======       =======       =======       =======
Earnings per common share (4):
   Basic (2) ..........................................  $   .32       $   .35       $   .82       $  (.11)
                                                         =======       =======       =======       =======
   Diluted (2) ........................................  $   .29       $   .31       $   .73       $  (.11)(3)
                                                         =======       =======       =======       =======
Weighted average number of shares:
   Basic ..............................................   10,939        10,444        10,857        10,369(3)
                                                         =======       =======       =======       =======
   Diluted ............................................   12,192        12,105        12,248        10,369(3)
                                                         =======       =======       =======       =======
-------------

(1)  The results of Sight Systems, Inc., which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und
     Instrumente GmbH are included from September 1, 1997 when the acquisition of the remaining 50% of
     Syncotec was completed; and the results of Technical Instrument Co. are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective, since both of
     Syncotec and TIC were accounted for as purchases.

(2)  The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,253,000 and 1,661,000 in the three months ended March 31, 1998 and 1997, respectively, and 1,391,000 in the nine months ended
     March 31, 1998.

(3)  As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

(4)  The net earnings per common share have been restated as a result of the adoption of Statement of
     Financial Accounting Standards No 128, Earnings per Share.


                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)


                                                            March 31,   June 30,
                                                              1998        1997
                                                            --------    --------
ASSETS

Current Assets:
   Cash and cash equivalents ............................   $ 20,545    $ 10,981
   Marketable securities ................................      8,277      12,766
   Receivables ..........................................     21,688      20,730
   Inventories:
       Raw materials and manufactured parts .............     10,607       7,435
       Work in process ..................................      3,257       3,248
       Finished goods ...................................        950         973
                                                            --------    --------
            Total inventories ...........................     14,814      11,656
                                                            --------    --------
   Costs in excess of billings ..........................      1,737       2,082
   Prepaid expenses and taxes ...........................        202         590
   Deferred income taxes ................................      2,312       2,205
                                                            --------    --------
            Total current assets ........................     69,575      61,010
                                                            --------    --------
Property, plant and equipment, at cost ..................     29,333      21,865
Less accumulated depreciation ...........................     14,445      12,691
                                                            --------    --------
   Net property, plant and equipment ....................     14,888       9,174
                                                            --------    --------
Goodwill and other intangible assets, net ...............      8,706       7,818
Other assets ............................................        436         797
                                                            --------    --------
            Total assets ................................   $ 93,605    $ 78,799
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .....................................   $  7,393    $  4,659
   Accrued expenses and customer progress payments ......      7,752       8,246
   Federal and state income taxes .......................      1,332         472
                                                            --------    --------
            Total current liabilities ...................     16,477      13,377
                                                            --------    --------
Deferred income taxes ...................................      3,448       3,014

Stockholders' Equity:
   Common stock, $.10 par value per share:
     15,000,000 shares authorized; 11,163,147
     shares issued (10,765,940 at June 30, 1997) ........      1,116       1,077
   Additional paid-in capital ...........................     41,988      40,210
   Retained earnings ....................................     30,871      21,405
   Currency translation effects .........................        (12)          0
   Net unrealized gain on marketable securities .........         18          17
                                                            --------    --------
                                                              73,981      62,709
     Less treasury stock, at cost; 207,600 shares .......        301         301
                                                            --------    --------
            Total stockholders' equity ..................     73,680      62,408
                                                            --------    --------
            Total liabilities and stockholders' equity ..   $ 93,605    $ 78,799
                                                            ========    ========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1998 and 1997
                             (Thousands of dollars)


                                                             1998        1997
                                                            -------    --------
Cash provided by (used for)
  operating activities:
    Net earnings (loss) .................................   $ 8,922    $ (1,152)
    Adjustments to reconcile net earnings (loss) to cash
     provided by (used for) operating activities:
       Depreciation and amortization ....................     2,536       1,831
       Deferred income taxes ............................         0         832
       Loss on disposal of assets .......................       206         191
       Nonrecurring in-process R&D ......................       879      10,084
       Gain on sale of marketable securities ............       (70)        (49)
       Intangible and other assets ......................      --           406
       Changes in operating accounts:
         Receivables ....................................      (133)     (6,783)
         Costs in excess of billings ....................       345      (1,241)
         Inventories ....................................    (2,680)     (2,825)
         Prepaid expenses ...............................       393          47
         Accounts payable and accrued expenses ..........     1,522      (3,585)
                                                            -------    --------
       Net cash provided by (used for)
         operating activities............................    11,920      (2,244)
                                                            -------    --------
Cash provided by (used for)
  investing activities:
    Additions to property, plant and equipment ..........    (7,678)     (2,956)
    Investment in marketable securities .................    (3,480)     (2,104)
    Investment in other assets ..........................      (512)       (157)
    Acquisition of business .............................    (1,268)    (11,786)
    Proceeds from sale of marketable securities .........     2,208       4,849
    Proceeds from maturity of marketable securities .....     5,765       4,345
    Proceeds from sale of assets ........................         0          18
    Cash acquired from acquisitions .....................     2,059        --
                                                            -------    --------
       Net cash provided by (used for)
         investing activities............................    (2,906)     (7,791)
                                                            -------    --------
Cash provided by (used for)
  financing activities:
    Repayment of long-term debt .........................      --        (2,662)
    Exercise of employee stock options ..................       550         234
                                                            -------    --------
       Net cash provided by (used for)
         financing activities............................       550      (2,428)
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents ....     9,564     (12,463)
Cash and cash equivalents, beginning of year ............    10,981      18,449
                                                            -------    --------
Cash and cash equivalents, end of quarter ...............   $20,545    $  5,986
                                                            =======    ========

The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 Annual Report on Form 10-K including items incorporated by reference therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Zygo Corporation, through its divisions and wholly owned subsidiaries, Middlefield, Technical Instrument Company ("TIC"), Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), Sight Systems, Inc. ("SSI"), and NexStar Automation, Inc. ("NexStar"), designs, develops, manufactures, and markets high performance noncontact electro-optical measuring instruments and systems, automation systems, and components. These business units were renamed during the quarter ended March 31, 1998 to reflect the completed integration of the core business and several recent acquisitions as follows:

           Formerly                      New
           --------                      ---
           Middlefield                   Zygo Advanced Metrology Systems
           TIC and Syncotec              Zygo Advanced Imaging Systems
           SSI                           Zygo Vision Systems
           NexStar                       Zygo Automation Systems

Zygo, in addition to its instruments and systems products, also manufactures optical components to precise tolerances both for sale and for use as key elements in its own products. Utilizing proprietary laser and white light optical technology combined with advanced software and electronics, Zygo's precision noncontact measuring instruments and systems enable manufacturers in a variety of high technology industries, including data storage, semiconductor, and precision optics, to increase operating efficiencies and production yields by identifying and collecting quantitative data on product defects, both during and after the manufacturing process. Zygo's interferometric and confocal components are sold directly to OEMs for incorporation into their products. Zygo's optical components are used in many applications, including laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems, as well as being an integral part of precision optical components.

Predominantly all of Zygo's instruments and systems employ either a laser or white light source to make noncontact measurements. Zygo is a leader in interferometric and confocal metrology. Interferometric metrology, utilizing a process called interferometry, whereby a pattern of bright and dark lines (called fringes) results from an optical path difference between a reference and a measurement beam. Zygo's products then analyze these patterns through a series of steps and generate quantitative three-dimensional surface profiles, which are used to determine conformity to dimensional specification and, increasingly, to analyze and enhance manufacturing processes. Interferometric measurement instruments and systems are used by a variety of industries, including by the data storage industry to inspect and analyze the surface of computer hard disks and read/write heads, and by the semiconductor industry for high precision distance measurement and motion control. Confocal Scanning Optical Microscopy ("CSOM") is a key base technology employed in Zygo's confocal metrology Systems. The majority of Zygo's mask metrology microscope systems and subsystems employ white light CSOM technology. In a microscope utilizing white light CSOM imaging, a high-intensity white light illuminates a section of a spinning disk containing pinholes arranged in multiple spiral patterns. Acting as point illumination sources, the pinholes direct light to points on the sample. The reflected light from the sample returns through the same section of the disk. Only light from points on the sample near the focal plane will pass through the pinholes for imaging.

The Company, via its wholly owned subsidiary, Technical Instrument Company, completed the acquisition of Syncotec, a German-based company, effective September 1, 1997. Zygo, prior to this acquisition completed all necessary legal requirements allowing for appropriate transfer and registration of its original 50 percent ownership on June 30, 1997. Syncotec, located in Asslar, Germany, which is part of the Advanced Imaging Systems business, designs, develops, manufactures, and markets high precision metrology systems and components which incorporate confocal scanning optical microscopy technology for European customers to improve their production efficiency and manufacturing yields.

The Company completed its acquisition of SSI, effective August 19, 1997, a privately held business located in Newbury Park, California. SSI, now Zygo Vision Systems, designs, develops, and manufactures application-specific machine vision systems. Zygo serves the data storage industry and the semiconductor industry with application-specific vision systems which are primarily used in production by its customers. These vision systems are unique in that they are configured from a vast collection of software and hardware components into a system which meets specific customer requirements. Examples of such applications in the data storage industry where Zygo has sold the majority of its systems to date include: pole geometry measurements and gap width on various types of read/write heads, straightness, and measurements of read/write heads mounted on row bars in the manufacturing process.

Zygo Automation Systems designs, develops, manufactures, and markets comprehensive automated system solutions to enable manufacturers in a variety of high technology industries, including the data storage, semiconductor, and electronics industries, to enhance operational efficiencies and product yields. Zygo's high speed production solutions reduce downtimes, especially in manufacturing processes adaptable to the manufacture of multiple products differing in size, features, and functionality.

Also effective in the third quarter of 1998, Zygo reorganized its worldwide sales, service, and applications support infrastructure into a single organization handling all of the Zygo products and services from several sales/service offices around the United States and in Singapore.

RESULTS OF OPERATIONS

Net sales of $26,901,000 for the three months and $78,494,000 for the nine months ended March 31, 1998, increased by $4,425,000 or 20% and $16,765,000 or 27%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems increased by 6% to $18,106,000 and net sales of modules and components increased by 61% to $8,795,000 in the third quarter of fiscal 1998, each from the comparable quarter in fiscal 1997. Net sales of the Company's instruments and systems and net sales of modules and components increased by $7,447,000 or 17% and $9,318,000 or 56%, respectively, for the nine months ended March 31, 1998 as compared to the nine-month period ended March 31, 1997. The increase in net sales in the third quarter ended March 31, 1998 was largely attributable to the Company's modules and components which includes revenues recorded on the NIF optics facility contract with Lawrence Livermore National Laboratory. The Company's instruments and systems sales gains compared to the prior year were principally from its interferometric microscopes and large aperture systems. Also impacting the sales growth in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, were the acquisitions of Sight Systems, Inc. ("SSI") and Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") completed in the first quarter of fiscal 1998, which collectively added approximately $1.8 million in net sales.

Net sales increases for the nine months ended March 31, 1998 were primarily the result of incremental revenues of custom optical components, including the contribution from the NIF program, the acquisitions of SSI and Syncotec completed earlier in fiscal 1998, and growth in the Company's interferometric systems sales. Sales of automation systems and confocal mask metrology systems have been negatively impacted by the slowdown in the data storage and semiconductor industries, respectively, and, accordingly, declined slightly in the nine months ended March 31, 1998 from the comparable prior year period.

Gross profit for the three months and nine months ended March 31, 1998, amounted to $12,556,000 and $35,597,000, respectively, an increase of $1,461,000 or 13%
and $6,206,000 or 21%, respectively, from the comparable prior year periods. Gross profit, as a percentage of sales, for the quarter and nine months ended March 31, 1998, amounted to 46.7% and 45.3%, respectively, compared to 49.4% and 47.6% for the three months and nine months ended March 31, 1997. While gross profit dollars increased due to sales volume increases, gross profit as a percentage of sales decreased principally due to the impact of the NIF facility project with its generally lower margins, the effects of product mix, and the underutilization of certain fixed manufacturing costs, primarily in the Company's Longmont, Colorado, Automation Systems facility.

Selling, general and administrative expenses in the three months and nine months ended March 31, 1998 amounted to $4,776,000 and $12,324,000 respectively, an increase of $1,287,000 or 37% and $2,761,000 or 29%, respectively, from the same periods the year earlier. The Company also added to its infrastructure in Sales, Service and Marketing with a number of initiatives, including manpower additions to its direct sales and service group, the addition of an office in Singapore, and the introduction of several new products, most notably, the MESA interferometer. Quarter and year-to-date costs were also impacted by volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents. As a percentage of sales, selling, general and administrative expenses in the three months and nine months ended March 31, 1998 amounted to 17.8% and 15.7%, respectively, as compared to 15.5% and 15.5%, respectively, in the comparable prior year periods.

Research, development and engineering expenses ("R&D") in the three months and nine months ended March 31, 1998, amounted to $2,596,000 and $7,507,000, respectively, an increase of $781,000 or 43% and $2,453,000 or 49% from the comparable three- and nine-month periods in the prior fiscal year. During the quarter, the Company incurred expenses relating to the consolidation of its Flying Height Test Division and Vision Systems operations into a new facility in Newbury Park, California. The Company also continued to add research and development resources at all locations in order to support new product development. These efforts, combined with the inclusion of Syncotec from September 1997 and SSI from July 1997, accounted for the increases. Research and development expenses as a percentage of sales in the three- and nine-month periods were 9.7% and 9.6%, as compared to 8.1% and 8.2%, respectively, in the comparable prior year periods.

Results of operations for the nine-month period ended March 31, 1998 includes $1,920,000 of nonrecurring acquisition-related charges recorded in the three months ended September 30, 1997. These nonrecurring charges consisted of $707,000 of expenses incurred to complete the Company's acquisition of SSI, the write-off of $878,000 of in-process research and development costs in conjunction with the Company's acquisition of Syncotec, and $335,000 of expenses relating to the Company's failed merger discussions with Digital Instruments, Inc. which were terminated in October 1997. In the three months ended September 30, 1996 the Company recorded acquisition-related charges amounting to $11,083,000 relating to its acquisitions of TIC and NexStar.

Operating profit in the three months ended March 31, 1998 amounted to $4,987,000, a decrease of $664,000 or 12% from the $5,651,000 of operating profit in the comparable prior year period. Excluding the nonrecurring charges for both periods, the Company's operating profit in the nine months ended March 31, 1998 was $15,231,000, an increase of $828,000 or 6% from the $14,403,000 of operating profit in the nine months ended March 31, 1997. Including the nonrecurring charges for both periods, the Company reported an operating profit of $13,311,000 for the nine months ended March 31, 1998 as compared with an operating profit of $3,320,000 in the comparable prior year period.

Net earnings totaled $3,536,000 in the three-month period ended March 31, 1998, a decrease of $157,000 or 4% from the $3,693,000 reported in the three-month period ended March 31, 1997. The Company reported diluted per share earnings of $.29 in the quarter ended March 31, 1998, a decrease of 6% from diluted per share earnings of $.31 in the comparable quarter in the prior year. Excluding nonrecurring charges, net income for the nine-month period of fiscal 1998 totaled $10,842,000, an increase of $911,000 or 9% from fiscal 1997. Diluted earnings per share for the nine months of fiscal 1998, excluding the nonrecurring charges, were $.89, up 7% from the $.83 in fiscal 1997. Including the nonrecurring charges, the Company reported net earnings of $8,922,000 or $.73 per share for fiscal 1998, as compared to a net loss in the comparable prior year of $(1,152,000) or $(.11) per share.

The Company has adopted the requirements of Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share." The statement replaces the presentation of primary earnings per share with basic earnings per common share and fully diluted earnings per share, with diluted earnings per common share. The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,253,000 and 1,661,000 in the three months ended March 31, 1998 and 1997, respectively, and 1,391,000 in the nine months ended March 31, 1998. As per generally accepted accounting principles, the computation of the net loss per common share for the nine months ended March 31, 1997 is based on the weighted average basic shares outstanding.

FINANCIAL CONDITION

At March 31, 1998, the Company had cash and cash equivalents of $20,545,000 and marketable securities of $8,277,000 for a total of $28,822,000, an increase of $3,541,000 from December 31, 1997. Working capital at March 31, 1998 was $53,098,000, an increase of $1,432,000 or 3% from December 31, 1997 and an increase of $5,465,000 from June 30, 1997. The increase in working capital in the quarter was principally due to increased levels of cash and marketable securities partially offset by accrued tax liability increases. Quarterly increases in receivables and inventory balances were largely offset by trade payable/accrued liability increases. When compared to June 30, 1997, the increase in working capital was principally a result of the increases in cash and cash equivalents and, to a lesser extent, in inventories, due to growth in sales.

During the year, the Company has primarily utilized cash flow from operations to fund its capital plan (and the cash portion of the purchase price of acquiring Syncotec). Capital expenditures increased by 160% to $7,678,000 for the nine months ended March 31, 1998, as compared to the same period in the prior year, primarily due to the recently completed 35,000-square-foot building addition at the Company's Middlefield, Connecticut, location. As of March 31, 1998, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Backlog at March 31, 1998 totaled $31,024,000, an increase of $509,000 or 1.7% from the backlog of $30,515 000 at March 31, 1997, a $7,664,000 decrease from the backlog of $38,688,000 at June 30, 1997 which included approximately $5,000,000 of NIF-related backlog, and a decrease of $4,982,000 from the backlog of $36,006,000 at December 31, 1997 which included approximately $4,100,000 of NIF-related backlog. The change in backlog was expected due to the revenues recorded under the NIF contract, the weakness in the data storage and semiconductor market segments, and attempts to reduce the lead times of the Company's various instruments and systems.

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


                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27. Financial Data Schedule.

(b) 1. None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ZYGO CORPORATION
                                          (Registrant)


                                          /s/ GARY K. WILLIS
                                          --------------------------------------
                                          Gary K. Willis
                                          President and Chief Executive Officer


                                          /s/ MARK J. BONNEY
                                          --------------------------------------
                                          Mark J. Bonney
                                          Vice President, Finance and
                                            Administration, Treasurer, and
                                            Chief Financial Officer


Date:  May 8, 1998

                                  EXHIBIT INDEX


Exhibit                            Description                              Page
-------                            -----------                              ----

  27 Financial Data Schedule for the quarterly report on Form 10-Q for the period ended March 31, 1998.