Form 10-K405
period 1998-06-30
ZYGO CORP
filed 1998-09-25
CIK 730716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1998

Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________________________ to____________________

                         Commission file number 0-12944


                                ZYGO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        06-0864500
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                Laurel Brook Road, Middlefield, Connecticut 06455
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (860) 347-8506
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code:)


           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      None


     Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                          Common Stock, $.10 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K405. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.* The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

           Aggregate market value at August 31, 1998, was $84,471,062

*Solely for purposes of this calculation affiliates of the registrant have been deemed to include only Canon Inc., and the directors and executive officers of the registrant, and members of their immediate families living in their homes.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      11,078,172 Shares of Common Stock, $.10 Par Value, at August 31, 1998

     Documents incorporated by reference: Specified portions of the registrant's Proxy Statement related to the registrant's 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Report.

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors." Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

     Zygo Corporation ("Zygo" or "the Company") is a world leader in metrology, process control, and yield enhancement solutions for high precision manufacturing industries. The Company's products are based on its core competencies in high precision measurement including interferometry, confocal scanning optical microscopy ("CSOM"), application specific vision metrology, systems integration, automated piece parts handling, and precision optical components. Over the past five years, the Company has refocused its mission and transformed itself from an off-line measurement and test instrument supplier, primarily serving the research and development laboratory and quality control laboratory markets, to an on-line process control company with the mission of improving the yields of precision products manufactured by its customers by offering application specific solutions. Zygo has been broadening its ability to provide productivity enhancing solutions through in-house development of leading-edge technological innovations and through synergistic add-on acquisitions.

     The Company has a successful track record in commercializing its product innovations. Since 1992, the Company has introduced over 10 new products and an extensive number of customer-specific applications. The Company received R&D magazine's R&D 100 awards and Photonics Spectra magazine's Photonics Circle of Excellence awards for its NewView 100, Pegasus 2000, ZMI 2000, and MESA product introductions in 1994, 1996, 1997, and 1998, respectively, and has expanded its product applications to end industries which have not historically used noncontact metrology products such as those which use machined parts extensively.

     In addition to continued in-house product innovation, the Company has broadened its yield enhancement capabilities through four synergistic acquisitions of companies with complementary technologies in the last two years. In August, 1996, the Company acquired the proprietary products division of Technical Instrument Company ("TIC"), a Sunnyvale, California-based company that designed, manufactured, and marketed confocal microscope systems and other precision optical instrument systems and components. In September 1996, the Company merged with NexStar Automation ("NexStar") of Longmont, Colorado, which developed automated manufacturing systems for the data storage and semiconductor markets. In August 1997, the Company completed its merger with Sight Systems, Inc. ("SSI"), a Newbury Park, California-based vision metrology company. SSI served the data storage industry and the semiconductor industry with application-specific vision systems, which are primarily used in or on the production line of customers. The Company acquired Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a company located in Asslar, Germany, in September 1997. Syncotec was a small manufacturer of confocal modules and systems principally for the European market. Syncotec had a long-term relationship with TIC and was focused on designing solutions for local customers for their specific measurement problems utilizing the TIC confocal scanning optical microscopy components, as well as other locally designed hardware and software.

     Each of these acquired companies is now fully integrated into Zygo with a cohesive singular strategy. In January 1998, the Company reorganized its sales, marketing and customer services organization from a product and operating unit specific focus to an industry specific focus. In June 1998, the Company further integrated its operations with a comprehensive reorganization aimed at centralized functional control of Research, Development and Engineering activities as well as all operations activities. As this integration has been completed, each of the Company's operations has been renamed. The Company's core business unit located in Middlefield, Connecticut, and home of the interferometric based products as well as the optical components business is now known as Zygo Advanced Metrology Systems. The Company's Sunnyvale, California (TIC), and Asslar, Germany (Syncotec), operations expanded the Company's confocal expertise and bring a dominant position in the mask industry as well as an entry point to the European market. These operations are now known as Zygo Advanced Imaging Systems. The Newbury Park, California (SSI), operation, which added vision metrology to the Company's product line that can be coupled with Zygo's interferometry and/or confocal scanning microscopy ("CSOM") products and other technologies to form customer-specific applications solutions, is now known as Zygo Vision Systems. Finally, the Longmont, Colorado (NexStar), operation allows the combined organization to integrate Zygo's traditional metrology products into an automated system which can be placed directly into a customer's production line, and is now known as Zygo Automation Systems.

     The following chart illustrates the combined strengths of the current Zygo structure and demonstrates the strategic thrust of the Company which is to improve the yields of its customers manufacturing processes by providing application specific solutions for customers' precision manufacturing needs.

                          INTEGRATED CORE COMPETENCIES

                                                                   AUTOMATED
                                                                   METROLOGY
   SENSOR                 APPLICATION  SPECIFIC ENGINEERING        SOLUTIONS

===============         ============     ===================     ===============

                                                                     YIELD
      HIGH                                      PARTS            PRODUCTIVITY
    PRECISION     +       ANALYSIS    +        HANDLING      =     ENHANCING
    METROLOGY             SOFTWARE            AUTOMATION           SOLUTIONS

===============         ============     ===================    ================
  |                             |        |                 |
  -------------------------------        -------------------
   INTERFEROMETRY - MIDDLEFIELD          SYSTEMS INTEGRATION =
   CSOM - SUNNYVALE & ASSLAR             LONGMONT
   VISION -  NEWBURY PARK


                                INDUSTRY OVERVIEW

     Manufacturers in high precision industries are radically redesigning processes in order to compete more effectively in an increasingly competitive marketplace. These changes are being necessitated by (i) decreasing product geometries (ii) increasing complexity of manufacturing processes (iii) shortened product life cycles (iv) declining product prices and (v) intensified global competition. These pressures on manufacturers to improve productivity and quality have required integration of high precision metrology and process control technologies directly into the manufacturing process in order to increase yields and quality control. High performance, noncontact metrology is an enabling technology for the semiconductor, data storage, optical manufacturing, and other high precision manufacturing industries.

     Advancing technologies have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and decreased design geometries, not capable of adequately being measured by the devices and systems historically utilized. For example, contact profilers and visual qualitative inspection systems are inadequate for quantitative analysis of critical dimensions such as air bearing surface geometry and pole-tip recession necessary in high volume production of read/write heads. Additionally, precision machined part tolerances now required in high performance automotive engines are approaching dimensions that require manufacturers to implement sophisticated metrology and inspection tools.

     The trend towards miniaturization and tighter tolerances creates new challenges for manufacturers as they are forced to handle, measure, and test ever-smaller components. As piece part dimensions and tolerances become smaller, "nano technology scale" precision is necessitated. Disk drive manufacturers, for example, continue to increase drive capacity while reducing the size of drives. Recording heads are flying closer to the disk and the head itself is being made smaller and to greater precision.

     Because on-line process control and yield improvement metrology solutions are enabling factors for manufacturers of precision components, the growth for yield enhancement solutions has outpaced the growth of the overall capital equipment market. Shortened product lifecycles, increased competition, and declining product prices in these industries, have forced these manufacturers to no longer depend solely on sales growth to fuel financial performance improvement, but rather to focus greater attention on the need to reduce production defects and significantly increase production yields. In the data storage and automotive markets, on-line automated metrology solutions are at an early stage of penetration, as manufacturers are being required to measure critical dimensions and surface topography of smaller parts to tighter tolerances.

                                    STRATEGY

     Zygo's objective is to expand its position as a leading worldwide supplier of high performance, process control, and yield management improvement instruments, systems and accessories that improve the performance, quality, reliability, yield, and cost of automated manufacturing processes. Zygo dedicates substantial resources to research and product development to enable it to compete effectively in its market areas. Key elements of Zygo's strategy include:

o    MAINTAIN ENHANCED LEADERSHIP THROUGH INNOVATIVE TECHNICAL SOLUTIONS

     Zygo's core competencies in high precision measurement, including interferometry, confocal scanning optical microscopy, application-specific vision metrology, systems integration, automated piece parts handling, and precision optic components are directly applied to meet the higher measurement precision, accuracy, resolution, data acquisition and data analysis requirements in the most demanding manufacturing processes of its customers. Throughout its history, Zygo has met its customers' requirements through innovation and invention, with 77 United States patents and 12 foreign patents, and 19 United States patent applications and 69 foreign patent applications pending.

o    FOCUS ON NEW MARKET SEGMENTS

     Zygo is focused on expanding its presence in new high precision manufacturing market segments where yield improvement process control solutions are enabling technologies. For example, the Company's recently introduced MESA system has broadened the capabilities of large aperture products and now allows manufacturers of precision machined parts to use interferometry to measure the surface topography of their parts. Zygo's history of innovation is across products and technologies, and the Company is integrating nano-metrology products with expertise in application specific vision systems and automated discrete parts handling. Examples include Zygo's automated mask handling system, which incorporates motion control and precision parts handling with optical components and robotics and the Company's reticle inspection system which utilizes parts handling robotics and optical microscopy. The combination of several of the Company's core technologies results in automated precision metrology and process control solutions that can be placed directly in the production line.

o    BROADEN CUSTOMER RELATIONSHIPS

     Zygo's strategy is to form close technical and strategic relationships with leading companies in its targeted end markets. This is accomplished by working closely with its customers to provide high precision metrology and process control solutions integrated directly into the manufacturing process. Zygo has developed significant brand-name recognition among leading users of microfabrication technology, and several of its customers are repeat purchasers of multiple product families across technological platforms. Zygo intends, by forming closer customer alliances, to better understand the evolving needs of its customers and, through the application of innovative technology, to provide high performance, high quality, cost effective solutions to the production improvement requirements in the shortest possible cycle time. Through this solution-sales cycle, which further promotes a closer and longer term partnership relationship between Zygo and its customers, Zygo strives to attain a preferred position with major industry leaders.

o    SUPPLY QUALITY SOLUTIONS RAPIDLY

     Zygo seeks to deliver high quality and high reliability system solutions in a minimal cycle time. To this end, Zygo has installed an enterprise-wide total quality process where employee-led teams work to improve the effectiveness and efficiency of its processes while searching out and removing areas of poor quality and waste. Zygo's operations strategy focuses on internally providing those manufacturing service that add value in a rapidly changing customer needs environment.

o    PROVIDE UNINTERRUPTED WORLDWIDE SERVICE AND SUPPORT

     To support its customers' continuous manufacturing processes, Zygo intends to ensure optimal operation and reliable performance of its production control equipment through its worldwide customer support service group. Through a worldwide network of service representatives, Zygo provides 24-hour on-demand maintenance services. Its service engineers have a unique skill set, including optical and electrical component repair, software, application and system integration diagnostic and problem solution capabilities.

                            PRODUCTS AND APPLICATIONS

     Zygo manufactures high performance, noncontact metrology instruments and systems and accessories, and optical components to precise tolerances both for sale and for use as key elements in its own products. The Company's products are based on its six core competencies: (i) interferometry, (ii) confocal scanning,
(iii) optical metrology, (iv) application specific vision metrology, (v) systems integration and automated piece parts handling, and (vi) precision optical component fabrication.

     Zygo's product strategy is to apply its high precision automated metrology systems to its customers' production lines in order to improve yields and increase productivity. The Company's products employ such features as automated parts handling, auto-focus, and automated parts alignment, thereby removing the operator from the measurement process and improving throughput and product yields. The Company's instruments and systems utilize modular designs where entire product families share several, if not all, of the same components, modules, and software. Since 1992, Zygo has redesigned all of its instruments and continues to upgrade its software capabilities.

     Since its inception, Zygo has been broadening its ability to provide productivity enhancing solutions through in-house development of leading-edge technological innovations and through synergistic add-on acquisitions. The Company has integrated all of these acquisitions, and has now augmented its existing interferometry and optical expertise with a broad array of high precision metrology capabilities. The Company now offers confocal scanning microscopy expertise and holds a dominant position in the mask industry. The addition of vision metrology to its product line provides the Company with additional growth potential. The addition of systems integration and parts handling capabilities allows Zygo to integrate its core metrology products into an automated system, which can be placed directly into a customer's production line.

     All of Zygo's instrument products utilize powerful processors that facilitate high-speed data acquisition and data analysis. Zygo's interferometric surface analysis microscopes and large aperture surface measurement interferometers utilize Zygo's proprietary MetroPro(R) software, which has a graphical user interface that makes the product very user friendly. The MetroPro(R) software, combined with super high-resolution graphics and pull-down menus, provides the user with engineering solutions with on-line processing. The software allows the user to record, print, and store measurement data locally as well as to distribute the data through networks for process management and further analysis. Zygo's proprietary software provides Zygo with a high speed, powerful analysis capability based on proprietary algorithms, easily configurable screens, powerful image analysis modules, and adaptability to new applications.

                            ZYGO'S PRODUCT OFFERINGS

==========================================================================================================
CORE COMPETENCIES          MEASUREMENT/APPLICATION                              PRODUCT
-----------------          -----------------------                              --------

Interferometry             Surface Analysis Microscopy                          Maxim(o)GP, NewView, AAB
                           Large-Aperture Surface Analysis                      GPI family, MESA
                           Flying Height Test                                   Pegasus 2000
                           Precision Distance/Angle/Motion Measurement          ZMI family

Confocal Scanning          Surface Analysis Microscopy                          AMS, KMS family
  Optical Metrology        Confocal Modules - OEM                               K-2, K-3, NCM, PCM

Vision Metrology           Application Specific Vision Systems                  GAPii, ROBOii

Automatic Handling         Application Specific Automation Systems              Systems integration,
                                                                                production line automation

Optical Components         Optical Instruments; Zygo's own products             Flats, Spheres, Waveplates,
                                                                                Mirrors
==========================================================================================================

The following chart shows the relative contributions of instruments and systems and modules and components to consolidated sales for fiscal 1998:

                     [GRAPHIC REPRESENTATION OF PIE CHART]

                     Modules and Components ..........35%
                     Instruments and Systems .........65%

          =====================================================
          INSTRUMENTS & SYSTEMS:   Maxim(o)GP, NewView, AAB
                                   GPI family, MESA,
                                   Pegasus 2000
                                   AMS, KMS family
                                   GAPii, ROBOii
                                   Systems integration,
                                   Production line automation

          MODULES & COMPONENTS:    ZMI family
                                   K-2, K-3, NCM, PCM
                                   Optical Components
          =====================================================

INTERFEROMETRY

    Interferometry has certain inherent benefits over other forms of surface and distance measurement as it provides noncontact, quantitative, full field of view, ultra-high resolution surface analysis in three dimensions, which results in higher analysis throughput and lower cost of ownership for the user. Additionally, interferometric metrology is often an enabling technology as dimensions and tolerances of many parts in high technology applications have dimensions below 250 nanometers. In interferometry, a pattern of bright and dark lines (fringes) results from an optical path difference between a reference and a measurement beam. Incoming light is split inside an interferometer, one beam going to an internal reference surface and the other to a sample. After reflection, the beams recombine inside the interferometer, undergo constructive and destructive interference, and produce the light and dark fringe pattern. The number, shape, and position of the lines in the fringe patterns can be analyzed to provide quantitative surface structure analysis. Zygo's products analyze the patterns through a series of steps and generate quantitative three-dimensional surface profiles, which are used to determine conformity to dimensional specification and, increasingly, to analyze and enhance manufacturing processes. Zygo's interferometric instruments and systems utilize highly sophisticated subsystems, including: precision optical components such as beamsplitters, reference optics, and transmission optics; stable and long-life laser or other light sources; piece part positioning stages; high-powered workstations or PCs for processing and analyzing fringe pattern data; and a variety of peripheral components such as monitors and printers.

Surface Analysis Systems

     The surface characteristics of many products in industries such as semiconductor, data storage, fiber optics, and medical implants, and with increased applications in the precision machining, paper, printing plates, coatings, and pharmaceuticals industries, controls the performance of the product. As a result, surface structure analysis is fundamental to many facets of research and industry. The Zygo Maxim(o)GP, the fully automated AAB System, and NewView microscopes combine advanced techniques of interferometry, microscopy, and precision analysis algorithms in an automated package, to enable high precision surface analysis. Unlike visual microscopes, Zygo's instruments provide measurement information as quantitative three-dimensional images, two- and three-dimensional surface maps with colors and shades representing relative heights of surface features, and quantitative results.

     The Maxim(o)GP platform provides general purpose noncontact surface profiling microscopy, providing low-cost area profiling and quantification of surface details. It is based on phase shifting interferometry to provide very precise, fast measurements of specular (mirror-like) or near specular surfaces.

     Applications of the Maxim(o)GP include measurements of pole-tip recession, air-bearing-surface geometry, and disk surface texture in the data storage industry as well as measurement of wafer texture and microroughness, depth characterization of laser ablation markings, and surface topography of micromachined devices and sensors in the semiconductor/microelectronic industry.

     Based on the Maxim(o)GP, the read/write head surface inspection systems developed by the Company include production fixturing, five-axis computer-controlled stage positioning, and high-speed image processing. These systems provide automated, noncontact quantitative measurement and analysis of all critical parameters of ABS geometry on magnetic read/write heads used in computer hard disk drives. On the production line, these systems verify ABS design compliance with high-speed quantitative measurement of all critical head parameters while real-time SPC charts monitor process control.

     The NewView microscopes use scanning white light interferometry to measure nonspecular surfaces and build ultra-high Z resolution images. Patented Frequency Domain Analysis and workstation power then combine for next-generation 3D surface structure analysis, eliminating the trade-off between range and resolution. The NewView 100 was introduced in 1994, while an enhanced and automated version, the NewView 200, was introduced in 1997. In 1998, the Company introduced NewView 5000, which substantially increased the measurement capabilities and the robustness of the system. The product has a wide array of applications across a diverse group of industries including data storage, semiconductor, automotive, medical, and materials sciences.

Large Aperture Surface Analysis Systems

     Zygo's interferometers for large surface metrology are the Growth Potential Interferometer ("GPI") and MESA families of upgradable instruments, which consist of enlarged versions of the three-dimensional microscope, designed to perform surface profile analysis on larger surface areas. Each member of the GPI interferometer family is designed to address a specific level of measurement needs. While all GPI models have essentially the same purpose--noncontact measurement of flat or spherical surfaces and transmitted wavefront measurement of optics--they differ widely in operational features and data analysis capabilities. The GPI family of products is used extensively in the optics industry to measure glass or plastic optical components like flats, lenses and prisms, and more recently in a growing number of other situations to measure precision components such as hard disks, bearing and sealing surfaces, polished ceramics, and contact lens molds.

     Introduced in 1997, the MESA is the latest member of the large aperture systems family, and is a patented, revolutionary, and fundamental advancement in interferometry technology. The MESA utilizes defraction gradings to artificially extend the equivalent wavelength of the instrument's light source to measure surfaces that have roughness and departures 20x greater than those surfaces presently measurable by existing interferometer technology. It is designed to provide Zygo's customers with the ability to measure rougher, nonspecular surfaces, factors which in the past have prevented the Company from measuring a great number of parts, such as those used in many precision machined parts applications. The MESA accomplishes these revolutionary capabilities without sacrificing any of the advantages of previous technology, including the ability to utilize high speed noncontact interferometry and to produce a full-field wide aperture view. Additionally, the MESA is production-line robust as it is not sensitive to vibrations and is capable of a wide range of working distances allowing the customer flexibility in placement of the MESA system. The Company commenced shipping the MESA in February 1998. Additionally, the Company successfully combined the MESA with automation and began shipping an automated disk flatness system to the data storage industry in June 1998.

Flying Height Testers

     In September 1995, Zygo introduced the Pegasus 2000, a dynamic flying height tester used to measure the height at which a read/write head flies ("flying height") over the surface of a magnetic disk within the disk drive. The Pegasus 2000 offers several unique capabilities to the data storage industry. As flying heights are reduced, manufacturers require measurement instruments, which can measure at near-contact. Zygo's flying height tester actually increases in accuracy the closer the read/write head flies over the surface of the disk. Additionally, due to significant increases in disk storage requirements, manufacturers require easy-to-use, high throughput testers. The Pegasus 2000 has been designed as a production oriented tester capable of having a head loaded while a second head is being tested. Also, the tester automatically calibrates the sensor requirements (n&k) of each head rather than requiring operator inputs.

Precision Distance, Angle, and Motion Measurement Interferometers

     Fast, precise control of machine motion is the primary challenge in many production processes and for major equipment manufacturers. Industries as diverse as semiconductor, flat panel display production, and optical component manufacturing require systems to measure the position of a tool relative to a part under fabrication. Zygo's ZMI family of Laser Interferometer systems provides the measurements that control the position of some of the world's most sophisticated machinery. Through the use of a directed laser beam reflecting from the moving portion of the machine, the ZMI product line can tell the machine's computer control systems about movements as small as 1.24 nanometers (billionths of a meter). This level of accuracy can be compared to the finest geometries of semiconductors, which are approximately 350 nanometers. Its design also accommodates fast motions and maintains its precision at speeds in excess of a meter per second. Applications for these interferometers include accurately measuring and controlling, while they are in motion, the x, y, and theta stages in photolithography equipment that is used in making semiconductors and flat-panel video displays. Zygo sells the ZMI in a number of different applications. A large number are sold on an OEM basis into the semiconductor photolithography market. Additionally, the Company provides these sophisticated motion control systems to manufacturers of memory repair systems, wafer sawing systems, and mask making systems.

CONFOCAL SCANNING OPTICAL MICROSCOPY

     Confocal Scanning Optical Microscopy ("CSOM") is a key base technology employed in Zygo's confocal systems. In a microscope utilizing white light CSOM imaging, a high-intensity white light illuminates a section of a spinning disk containing pinholes arranged in multiple spiral patterns. Acting as point illumination sources, the pinholes direct light to points on the sample. The reflected light from the sample returns through the same section of the disk. Only light from points on the sample near the focal plane will pass through the pinholes for imaging. The advantages of white light CSOM technology over other forms of imaging systems offering submicron definition include high resolution in real time with no delay for image processing, transverse resolution, and extremely shallow depth of field. These provide precise imaging of sub-half micron structures and lower cost of ownership. CSOM imaging is used for both inspection and metrology measurement in Zygo's systems. These systems utilize both white light and laser light sources. Scanning white light technology was patented by Stanford University and TIC. Additionally, Zygo manufactures laser confocal systems which employ a laser light source which causes a sample to fluoresce with the resulting light of a shorter wavelength which retraces its path to a pinhole. The fluorescent light is split into two spectral ranges. After an x/y scan the two channels are digitized and stored in the computer as separate images that can be displayed individually or overlaid to create a single color image. This results in high resolution and the ability to display many layers of translucent samples as a live overlay of bright, perfectly registered optical sections.

Surface Analysis Microscopes

     The KMS and AMS product lines constitute the majority of Zygo's confocal scanning microscopy sales, and they hold dominant market share of the mask metrology market. The KMS group of products is fully automated high-throughput confocal scanning metrology systems, which provide measurement in three axes and real-time observation in color. Nondestructive confocal white light imaging permits measurements, which are impossible with other types of critical dimension measurement instrumentation such as scanning electron microscopes. Positioning, measurement, and data collection are easily custom-configured and interface to most networks. The KMS and AMS products utilize powerful software, which is menu and script-file driven to allow for ease in program generation. The majority of these products are sold to mask manufacturers in the semiconductor industry. As the demands for finer line width geometry's increases, mask manufacturers must utilize sophisticated metrology and inspection tools as a way to improve their manufacturing yields.

Confocal Modules

     Zygo's confocal module products include the K-2 and K-3 Industrial modules, the NCM module, and the PCM module. The K-2 and K-3 modules provide confocal scanning capability to nearly any modern upright white-light microscope. These products are fitted to the microscope as a replacement for the vertical illuminator and attach to the microscope stand. The modules provide two confocal modes and one brightfield imaging mode. Zygo also offers an optional confocal software package with the K-2 and K-3 modules which makes it possible to precisely layer several two-dimensional confocal images to create an accurate three-dimensional image. The K-2 and K-3 modules are primarily sold to OEMs. The NCM module is a confocal module, similar to the K-2 module, which is incorporated into a Nikon white light microscope. The PCM module was recently developed for an OEM application in the biomedical field. The module utilizes laser scanning confocal technology where fluorescence is used to analyze the subject. This module is incorporated into an OEM product which is used in research work for analyzing cell structures and DNA. Zygo's principal OEM accounts include Nikon, Leica, and Olympus.

VISION METROLOGY

     Zygo's application specific vision metrology systems measure the space between points in a two-dimensional x/y coordinate. The Company serves the data storage industry and the semiconductor industry with application-specific vision systems, which are primarily used in production by its customers. These vision systems are configured from a vast collection of software and hardware components into a system, which meets specific customer requirements. Examples of such applications in the data storage industry where the Company has sold the majority of its systems to date include: pole geometry measurements and gap width on various types of read/write heads, straightness, flaw detection, and measurements of read/write heads mounted on row bars in the manufacturing process.

AUTOMATION SYSTEMS

     Zygo's automated solutions integrate its own proprietary mechanical components and applications software with mechanical, software, and robotics subsystems produced by third parties. Zygo's automated solutions also enhance production control to ensure consistent high quality. The Company manufactures advanced automation systems to load and unload process equipment, enhance the operation of quality inspection equipment, convey component parts throughout the factory, and assemble complex products. It is usual for such systems to be built to stringent environmental requirements such as cleanroom standards and for resistance to corrosive conditions. The Company's sophisticated automation products and equipment are utilized in many applications, including media manufacturing, disk drive assembly, semiconductor manufacturing, precision machining, and packaging and assembly applications. During fiscal 1998, the automation system unit has redirected its efforts to incorporate Zygo metrology solutions and to fully automated yield improvement solutions, such as the automated disk flatness system and its automated disk thickness/sorting system. Additionally, the Company is focused on several critical OEM opportunities in the semiconductor capital equipment market.

OPTICAL COMPONENTS

     Zygo believes it is a world leader in the design and manufacture of highly accurate "cosmetically excellent" surfaces and angles on plano components ranging in size from small prisms to large mirrors, scanners, aerospace windows, and laser amplifier disks. Zygo's precision machining capability is used to make complex glass and ceramic parts such as stage mirrors and other lightweight structures. The Company receives ongoing business from maintenance programs and commercial activities, and, most importantly, it manufactures optics for its own products. Zygo considers this point a strategic core competence and a differentiating capability for its instruments. Operations at Zygo's state-of-the-art optical components manufacturing facility include machining, shaping, generating, grinding, polishing, and edging. The Company utilizes technology that it has developed and incorporated into rotary polishing machines designed and built by Zygo. The Company's thin film coating capability includes metallic and high-efficiency dielectric coatings for transmissive or reflective applications in the ultraviolet, visible, and infrared regions of the spectrum. Zygo also applies polarization, beamsplitter, and antireflection coatings.

     During fiscal 1997, Zygo was selected by Lawrence Livermore National Laboratory ("LLNL") to be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"), a $1.2 billion Department of Energy project at Livermore to produce the world's largest laser for nuclear fusion research. The contract was another significant step in the NIF program for Zygo and provided for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut, operations for a fixed price of nearly $10 million over an 18-month time period. This facilitation contract was nearly completed in fiscal 1998. The Company expects additional contracts from LLNL for pilot production beginning at the conclusion of the facilitation contract. An additional aspect of the contract contemplates the negotiation, during the pilot production phase of the contract, of an optical component production contract.

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

PATENTS

     Zygo relies on a combination of patent, copyright, trademark, and trade secret laws and license agreements to establish and protect its proprietary rights in its products. Zygo believes, however, that its success depends to a greater extent upon innovation, technological expertise, and distribution strength. The Company has been awarded 77 United States patents and 12 foreign patents since the Company was founded, and has 19 United States patent applications and 69 foreign patent applications pending. Zygo, the Zygo logo, and Sight Systems are registered trademarks of Zygo Corporation. The Company also holds several nonregistered trademarks including AAB System, AMS, GAPii, GPI, Growth Potential Interferometer, KMS, MaximoGP, MESA, NewView 100, NewView 200, NewView 5000, Pegasus 2000, ROBOii, ZMI 1000, and ZMI 2000.

RESEARCH AND DEVELOPMENT

     Zygo operates in an industry that is subject to rapid technological change and engineering innovation. The Company distinguishes its instrument products on the basis of its electro-optical sensor technology, its software capability, and its skill in systems integration. Zygo dedicates substantial resources to research and development. At June 30, 1998, the Company employed 82 individuals within its R&D and engineering operations, including 18 individuals with advanced degrees, of which nine individuals have earned doctoral degrees.

     As an integral part of Zygo's product development strategy, it has formed technical relationships with several customers. The Company's strategy is to form close technical working relationships with the leading suppliers in its markets and thereby develop products and systems, which have the greatest relevancy to the marketplace in general. In connection with its R&D operations, Zygo also maintains a close working relationship with various research groups and academic institutions in the United States as well as abroad. Zygo believes that continued enhancement, development, and commercialization of new and existing products and systems is essential to maintaining and improving its leadership position.

                              CUSTOMERS AND MARKETS

     The growing need for dimensional control to the subnanometer level has created a growing need for Zygo's instruments and systems among both OEMs and end-users of microfabrication technology. As the market demands for greater tolerance control in the manufacturing process have increased, particularly in the data storage and semiconductor markets, Zygo has been able to meet these demands with on-the-production-line yield improvement instruments and systems as well as with its off-line quality control instruments. The Company's installed base of high precision metrology systems exceeds 6,000.

                           ZYGO'S REVENUES BY INDUSTRY
                                   FISCAL 1998

                     [GRAPHIC REPRESENTATION OF PIE CHART]

                 INDUSTRIAL/RESEARCH           OPTICS (INCLUDING NIF)
                 SEMICONDUCTOR                 DATA STORAGE

     Sales to the semiconductor industry in fiscal year 1998 constituted approximately 35% of the Company's revenues. A large portion of sales to this sector is motion control systems to OEMs for the photolithography process, wafer repair, sawing systems, and mask making systems. Approximately 20% of the Company's sales are confocal microscopes to the mask sector. As the semiconductor industry requires 300 mm wafers, it is expected to also require larger masks with smaller feature sizes demanding more sophisticated and precise metrology equipment.

     Sales to the data storage industry in fiscal year 1998 constituted approximately 26% of the Company's revenues. The demand for increasing disk drive areal density dictates that flying heights are decreasing and that head designs and tolerances are becoming more and more critical. As a result, the majority of sales to the data storage industry are interferometric and vision metrology microscopes and systems which provide complete measurement and analysis of all critical head parameters. The remainder of data storage sales apply to the manufacturing of disks and generally constitutes automation products which are beginning to be coupled with other metrology solutions. All sales to the data storage industry are to end-users.

     Approximately 25% of the Company's fiscal year 1998 sales are to industrial companies and research institutions. The Company anticipates growth opportunity exist in its sales to the industrial market, as products such as the NewView, ZMI and GPI family, and new product introductions, such as the MESA, expand its capability to sell to the precision machining and automotive sectors. Specifically, the Company sees significant penetration of the Tier 1 suppliers to the automotive industry as performance engines require parts machined to tighter and tighter tolerances. The Company also maintains close working relationships with various research groups and academic institutions. Finally, the Company dominates the sale of confocal modules to photography and imaging companies such as Canon, Olympus, Nikon, and Leica on an OEM basis.

     The remainder of the Company's sales is to precision optics manufacturers, including NIF. Virtually all testing of optical components and systems is done with Zygo's GPI family of interferometers which have a variety of applications including aircraft windows, stages for high precision equipment, and optics for Zygo's own equipment. The Company maintains key relationships with major optics research organizations as evidenced by its relationship and significant contract with the National Ignition Facility, referred to earlier.

     Several of Zygo's customers purchase multiple product family types and multiple technology platforms and employ Zygo's solutions at multiple facilities worldwide. The following is a representative list of end-users of Zygo's products (* denotes an OEM customer and ** denotes both OEM and end-user.):

                      SELECTED ZYGO CUSTOMERS BY END MARKET

                                                                                  Industrial Surfaces,
      Semiconductor              Data Storage          Optics                   Machine Control, & Other
      -------------              ------------          ------                   ------------------------
Canon**                        Applied Magnetics    Bausch & Lomb               Anorad
DuPont Photomasks              HMT                  Berliner Glass              Catepillar
ESI*                           Hitachi              Canon                       Cummins Engine
ETEC**                         Iomega               Corning                     Delphi Saginaw Steering
IBM                            Komag                Hughes                        Systems (GMC)
Intel                          Maxtor               Laboratory for              Dover Instruments*
Leica*                         Quantum                Laser Energetics          General Motors
Motorola                       Read-Rite            Lawrence Livermore          Gerber Scientific
NEC                            SAE Magnetics          National Laboratories     Martin Marietta
Phototronics                   Seagate              Melles Griot                National Institute of
Seimens                        Sony                 OCLI                          Standards & Technology
SVG**                          StorMedia            Perkin Elmer                Nikon*
Sematech                       TDK                  Schott Glass                Olympus*
Taiwan Mask Co.                Toshiba              Vistakon                    Saint-Gobain/Norton
Taiwan Semicon. Mask                                Zeiss                       Sikorsky Aircraft
Texas Instruments                                                               Stanadyne
Toshiba                                                                         3M
Ultratech Stepper**                                                             TRW
United Microelectronics Co.

     In fiscal years 1998, 1997, and 1996, sales to Zygo's top customer, Canon Inc., accounted for approximately 18%, 20%, and 34%, respectively, of Zygo's net sales. Sales to the Lawrence Livermore National Laboratories accounted for 13% of the Company's sales in 1998 including those related to the facilitation contract. No other single customer accounted for more than 10% of Zygo's sales in fiscal 1998.

     Canon Inc. is both an important customer and a highly valued strategic partner. Canon was one of the founding investors in Zygo and continues to own approximately 11% of the Company. Sales to Canon include products that Canon uses in its manufacturing facilities, such as Zygo's large aperture surface measurement interferometers, which are used to quantitatively analyze the surface of optics Canon produces for its photolithographic steppers, and Zygo's motion measurement components which are incorporated into Canon's steppers for controlling the x/y stage in that product. Zygo is Canon's primary source for motion control systems. Sales to Canon also include optical components and instruments, systems and accessories sold by Canon's semiconductor sales group as a distributor for certain of the Company's products in Japan. In this respect, the Company benefits from Canon's significant Japanese presence and highly technical sales force.

                                     BACKLOG

     Backlog at June 30, 1998, was $24,410,000 compared to $38,688,000 at June 30, 1997, a decrease of $14,278,000 (36.9%). The backlog of the Company's instruments and systems at June 30, 1998, decreased by $8,481,000 (39.0%) from that at June 30, 1997, principally as a result of a weak demand from customers in the data storage and semiconductor industries. The backlog of the Company's modules and components decreased by $5,797,000 (35.0%) from the year earlier primarily as a result of the Company's progress in its NIF facilitation contract which accounted for $8,887,000 of revenue in 1998.

                                MARKETING & SALES

     The Company's core marketing strategy is to establish and solidify strategic relationships with leading OEMs and end-users in targeted end-markets. The selling process for Zygo's products is performed through Zygo's worldwide sales organization and frequently involves participation by sales, marketing, applications specialists, and engineering personnel. Zygo's marketing activities also include participation in international standards organizations, trade shows, publication of articles in trade journals, participation in industry forums, and distribution of sales literature. In addition, Zygo's strategic relationships with customers serve as highly visible references.

     Sales to the Company's OEM customers are usually through direct sales personnel. Zygo's sales and marketing staff and engineers work closely with the OEM to design high value-added subsystems to be integrated into the OEM's product. These subsystems often contain multiple metrology technologies, are highly customized, and provide a differentiated advantage for the OEM. While these sales generally take a long time to develop and deliver, the result is a long-term relationship as a sole-source supplier.

     Sales to end-users are also broadly organized on an industry applications approach allowing the Company to understand the process problem and offer a specific, value-added solution. The Company's industry orientation allows it to understand the problem then bring to bear sales, marketing, applications, and engineering personnel to solve the problem on a multi-technology and multi-site basis. End-users build partnering relationships with the Company, often sharing roadmaps with Zygo of where they are taking their processes.

     Zygo sells its products worldwide through a combination of direct sales staff and independent distributors and sales representatives, which are organized along industry lines. It maintains a direct sales force to target the U.S. and employs sales representatives to cover all international accounts. Zygo maintains a direct sales staff at its headquarters in Middlefield, Connecticut, and in California and Colorado, for domestic sales. International sales are made through more than 10 representatives and distributors, covering sales and service in over 20 countries including Japan, Singapore, Malaysia, Philippines, Taiwan, South Korea, Germany, United Kingdom, France, and Italy. In Singapore, the Company has recently opened a sales and applications office to better support its distributor and significant installed base in the Pacific Rim.

     The following table sets forth the percentage of Zygo's total sales (including sales delivered through distributors) by billing location during the past three years:

                                                 Year Ended June 30,
                                          -------------------------------
                                          1998          1997         1996
                                          ----          ----         ----
United States .........................   56.0%         54.7%        52.6%
Japan .................................   22.8          24.9         34.4
Pacific Rim ...........................   11.6          14.5          8.3
Other (primarily Europe) ..............    9.6           5.9          4.7

     All of Zygo's export sales are negotiated, invoiced, and paid in United States dollars.

CUSTOMER SUPPORT

     Zygo believes that its strong commitment to service is essential, based on the growing complexity of the equipment used in the manufacturing process by Zygo's customers. More importantly, as Zygo's products are on customer production lines, uptime of Zygo's products is critical considering the effect on the customers' production efficiency. At June 30, 1998, Zygo's domestic customer support and service staff consisted of 29 persons. Outside of the U.S., Zygo's distributors and sales representatives offer a worldwide network for customer support, providing 24-hour-on-demand maintenance services. The service engineers are skilled in optical and electrical component repair, software, application and system integration, diagnostics, and problem solving capabilities.

     Zygo offers its customers three main types of service programs including priority support, extended warranty, and preventive maintenance, and it will also customize a program to meet specific customer needs. These service programs include emergency service scheduling, software upgrades, preventative maintenance visits, and charges for parts, labor, and travel. To minimize downtime, the Company has available spare parts kits designed to ensure availability and emergency delivery. Finally, the Company can supply customers with upgrades for nearly all of its systems.

     Zygo also offers testing services for a fee to customers, which require extra precision, an alternative metrology resource, a third party opinion/certification, or extended metrology capabilities. This service provides an economical way for customers to measure and/or certify their samples with Zygo's precision, noncontact, surface and optical measuring instruments. When customers need the accuracy and NIST-traceability of Zygo precision surface and optical measuring instruments, but do not have the volume to justify a purchase, Zygo's Testing & Certification Services provides an excellent, cost-effective solution. The Company's facility has state-of-the-art equipment for testing the microroughness of precision surfaces, flying height of magnetic heads, air bearing surface geometry of magnetic heads, optical components and systems, surface angles, reflective and anti-reflective coatings, and specular surfaces of all kinds.

     Zygo also offer absolute calibration of spheres and flats, as well as large aperture plano surfaces. To assist customers in establishing and maintaining a routine calibration program, the Company often automatically notifies customers when the next certification is due.

TRAINING AND SEMINARS

     In addition to its customer support network, Zygo also offers training programs and maintenance contracts for its customers for a fee. Zygo's Customer Education and Training seminars offer training in the areas of interferometry, optical testing, surface metrology, and 3D microscopy, and can be customized to suit the attendees particular needs. Customer opticians, QC inspectors, technicians and engineers, and managers generally attend the classes and receive the training necessary to reduce the variability of measurements, solve chronic testing problems due to issues such as alignment and environment, increase throughput of production teams, automate systems setup and data recording, and prevent bottlenecks in the QC department. Classes can be held at Zygo's Middlefield, Connecticut, or Sunnyvale, California, locations or the customer's.

     All Zygo training courses integrate lab sessions with the classroom content. While the classes are not restricted to Zygo customers, attendees use Zygo interferometers to set up and measure surfaces as well as explore many of the features and functions of MetroPro(R). In this respect, classes also serve as a sales tool as attendees experience the user-friendly setup and performance of Zygo products.

               MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

     Zygo's principal manufacturing activities are conducted at its facilities in Middlefield, Connecticut; Newbury Park and Sunnyvale, California; Longmont, Colorado; and Asslar, Germany. Zygo maintains a state-of-the-art optical components manufacturing facility in Middlefield, specializing in the fabrication, polishing, and coating of plano (flat) optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in Zygo's instrument and automation products. Zygo's manufacturing activities for its instruments and system products consist primarily of assembling and testing components and sub assemblies, some of which are supplied from within Zygo and others are supplied by third party vendors and then integrated into Zygo's finished products. Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Zygo also maintains Computer Numerical Control (CNC) metal fabrication equipment for in-house production of strategic metal formed components.

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

     At its Middlefield operations, Zygo also maintains a state-of-the-art fully integrated management information system which includes all business modules (capacity planning, materials requirements planning, order entry, financials, etc.) necessary to manage Zygo's growing operations there. Plans to expand the system to Zygo's other operations are being developed. All of Zygo's domestic operations are connected by a wide area network which provides full network services including shared databases, electronic mail, and the ability to interchange files containing writing material software code and engineering drawings. Zygo's Longmont, Colorado, operations are presently installing a fully integrated state-of-the-art management information system. Additionally, to facilitate effective communications, Zygo's Middlefield, Longmont, and Sunnyvale operations have recently installed state-of-the-art video conferencing equipment.

     The Company has built a significant Total Quality Management ("TQM") process, which is headed by the Vice President of Corporate Quality. The TQM program is characterized by a 7-step problem solving process whereby employees identify areas of waste, establish teams, and apply the process to eliminate the root cause of the problem. The TQM program, which is completely voluntary for employees, was instrumental in the Company obtaining ISO 9001 certification at its Middlefield facility where it was originally launched and enjoys a 75% employee participation. This program is currently being initiated in the other Zygo facilities.

                                    EMPLOYEES

     At June 30, 1998, Zygo employed 441 persons. Subsequent to the end of the year, as a result of certain economic conditions and their impact on the data storage and semiconductor industries, the Company announced staff reductions approaching 10% of the workforce. Additional announced actions included salary and wage freezes and reduction in certain discretionary spending areas.

     Zygo historically has had excellent employee relations and offers competitive salaries and a comprehensive benefits program including companywide profit sharing, which has resulted in low employee turnover. None of the Company's employees are covered by collective bargaining agreements. Zygo has never experienced a work stoppage and believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company maintains manufacturing facilities in Middlefield, Connecticut; Sunnyvale, California; and Longmont, Colorado, and maintains its corporate headquarters on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 135,500-square-foot building on approximately 13 acres. In 1998, this facility was expanded by 35,500 square feet to provide additional optical fabrication capacity and a new office area for sales, service, R&D, and administrative personnel. The Company also owns 50 acres of undeveloped land adjacent to its principal facility. Advanced Imaging Systems maintains its headquarters in a leased 20,000-square-foot building located in a high technology area in Sunnyvale, California. Automation Systems' manufacturing activities are carried on from Longmont, Colorado, where it occupies 21,000 square feet within a new leased facility. Automation Systems moved into the facility in April 1997.

                                           SQUARE FEET
                                      ----------------------           OWNED/
     OPERATION/LOCATION               MANUFACTURING    TOTAL          LEASE/EXP.
     ------------------               -------------   -------         ----------
Corporate Headquarters                   80,000       135,500          Owned
  and Advanced Metrology Systems
Middlefield, Connecticut

Automation Systems                       10,000        21,000          Leased
Longmont, Colorado                                                   31-Mar-00

Zygo - Laser Technology                       0         1,452          Leased
Watsonville, California                                              14-Apr-00

Advanced Imaging Systems                  8,000        20,000          Leased
Sunnyvale, California                                                31-Oct-00

Vision Systems                            8,000        12,240          Leased
Newbury Park, California                                              2-Feb-03

Advanced Imaging Systems                  1,500         4,000          Leased
Asslar, Germany                                                      31-Aug-03

Zygo Singapore                                0         2,350          Leased
                                                                      1-Mar-01
                                        -------       -------
Total                                   107,500       196,542
                                        =======       =======

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

GARY K. WILLIS - AGE 53 - PRESIDENT AND CEO

     Mr. Willis has served as President and Chief Executive Officer of the Company since August 1993. From February 1992 to August 1993, Mr. Willis served as President and Chief Operating Officer of the Company. Previously, Mr. Willis spent 15 years with The Foxboro Company, most recently as President, Chairman and CEO.

Mr. Willis has served as an executive officer of the Company since February 1992 and is a director of the Company.


AHMAD AKRAMI - AGE 39 - VICE PRESIDENT MARKETING, SALES AND CUSTOMER SERVICE

     Mr. Akrami has served as Vice President Marketing, Sales and Customer Service of the Company since June 1998. Mr. Akrami served as Vice President and General Manager Zygo Automation Systems (formerly NexStar Automation) from August 1997 to June 1998. From January 1993 to August 1997 Mr. Akrami was President of NexStar Automation, which merged with Zygo in September 1996.

Mr. Akrami has served as an executive officer of the Company since August
1997.


WILLIAM H. BACON - AGE 48 - VICE PRESIDENT CORPORATE QUALITY

     Mr. Bacon has served as Vice President, Corporate Quality of the Company since January 1996. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality of the Company and also served as Manager of Instrument Manufacturing Engineering of the Company from June 1987 to November 1993.

Mr. Bacon has served as an executive officer of the Company since January 1996.


MARK J. BONNEY - AGE 44 - VICE PRESIDENT OPERATIONS

     Mr. Bonney has served as Vice President of Operations since June 1998. Previously Mr. Bonney served as Vice President, Finance and Administration and Chief Financial Officer of the Company from March 1993 and Treasurer of the Company from November 1993 until June 1998. Additionally, Mr. Bonney served as General Manager of the Company's Advanced Metrology Systems operation from January 1998 until June 1998.

Mr. Bonney has served as an executive officer of the Company since March 1993.


DAVID GRANT - AGE 35 - VICE PRESIDENT AND GENERAL MANAGER ZYGO VISION SYSTEMS

     Mr. Grant has served as Vice President of the Company since August 1998 and General Manager of Zygo Vision Systems (formerly Sight Systems, Inc.) since its merger with Zygo in August 1997. Mr. Grant previously served as President of Sight Systems, Inc. since its founding in 1990.

Mr. Grant has served as an executive officer of the Company since August 1998.


FRANCIS E. LUNDY - AGE 60 - VICE PRESIDENT BUSINESS DEVELOPMENT

     Mr. Lundy has served as Vice President Business Development since June 1998. Previously Mr. Lundy served as Vice President and General Manager of Zygo Advanced Imaging Systems (formerly Technical Instrument Company) since August 1997 and President of Technical Instrument Company from January 1985 to August 1996.

Mr. Lundy has served as an executive officer of the Company since August 1997.

KEVIN M. MCGUANE - AGE 42 - VICE PRESIDENT FINANCE, CFO AND TREASURER

     Mr. McGuane has served as Vice President, Chief Financial Officer, and Treasurer since June 1998. Mr. McGuane served as Corporate Controller of the Company from February 1997 until June 1998. Previously, Mr. McGuane spent six years with Dexter Corporation as Director of Operations Accounting.

Mr. McGuane has served as an executive officer of the Corporation since June
1998.


DAVID J. PERSON - AGE 50 - VICE PRESIDENT HUMAN RESOURCES

     Mr. Person has served as Vice President Human Resources since September 1998. Previously Mr. Person served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of the Company since September
1998.


ROBERT A. SMYTHE - AGE 47 - VICE PRESIDENT ADVANCED MARKETING AND PRODUCT DEVELOPMENT

     Mr. Smythe has served as Vice President Advanced Marketing and Product Development since June 1998. Previously, he served as Vice President, Sales and Marketing of the Company from January 1996 to June 1998. From June 1993 to January 1996, Mr. Smythe was Director of Sales and Marketing of the Company and from April 1992 to June 1993 served as Manager, Industry Marketing of the Company.

Mr. Smythe has served as an executive officer of the Company since January 1996.


CARL A. ZANONI - AGE 57 - VICE PRESIDENT RESEARCH AND DEVELOPMENT

     Dr. Zanoni has served as Vice President Research and Development since June 1998. Previously, he served as Vice President, Research Development and Engineering of the Company from April 1992 to June 1998.

Dr. Zanoni is one of the original founders of the Company and has served as an executive officer since its inception in 1970. He is also a director of the Company.

     Of the above executive officers, Mr. Willis and Mr. Zanoni are directors of the Company. Under the Bylaws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common shares are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol "ZIGO". Market price data for 1998 and 1997, adjusted for the effect of the 2-for-1 stock split which was effective on February 27, 1997, was as follows:

--------------------------------------------------------------------------------

                Fiscal Year Ended June 30, 1998  Fiscal Year Ended June 30, 1997
                -------------------------------  -------------------------------
                   High            Low                 High            Low
                   ----            ---                 ----            ---
First Quarter     $38-1/2        $28-1/2              $21-1/2          $14
Second Quarter    $33-1/16       $14-3/4              $26              $12-1/4
Third Quarter     $21-1/2        $13-7/8              $29-7/8          $21
Fourth Quarter    $22-1/8        $12-7/16             $31-1/2          $21-1/2

--------------------------------------------------------------------------------

     The number of stockholders of record at June 30, 1998, were 539.

ITEM 6. SELECTED FINANCIAL DATA

(Thousands, except per share amounts)

                                                                       Fiscal Year Ended June 30,
                                                     --------------------------------------------------------------
                                                     1998(1)        1997(1)        1996        1995        1994
                                                     -------        -------      --------    --------    --------
Net Sales                                            $ 97,871       $ 87,220      $ 57,374    $ 32,233    $ 24,141
      Instruments and Systems sales                        65%            75%           65%         62%         54%
      Modules and Components sales                         35%            25%           35%         38%         46%
Gross Profit                                         $ 41,142       $ 41,825      $ 25,866    $ 14,231    $ 10,616
      % of sales                                           42%            48%           45%         44%         44%

Earnings before taxes and nonrecurring charges       $ 13,003(2)    $ 21,121(2)   $ 11,558    $  3,956    $  1,328
      % of sales                                           13%            24%           20%         12%          6%
Earnings before nonrecurring charges                 $  9,034(2)    $ 13,960(2)   $  7,799    $  2,749    $    918
      % of sales                                            9%            16%           14%          9%          4%
Earnings per share before nonrecurring charges (4)
      Basic                                          $   0.83(2)    $   1.34(2)   $   0.84    $   0.35    $   0.12
      Diluted                                        $   0.74(2)    $   1.16(2)   $   0.72    $   0.32    $   0.12
      Earnings per share growth rate                      (36%)           62%          121%        181%         87%

Net earnings                                         $  7,114       $  2,877      $  7,799    $  2,749    $    918
Net earnings per common share: (4)
   Basic (3)                                         $   0.65       $   0.28      $   0.84    $   0.35    $   0.12
   Diluted (3)                                       $   0.58       $   0.24      $   0.72    $   0.32    $   0.12
Weighted average number of shares:
   Basic                                               10,890         10,403         9,323       7,801       7,777
   Diluted                                             12,235         11,998        10,878       8,484       7,974

Research and development                             $  9,844       $  7,151      $  5,538    $  3,967    $  2,786
Capital expenditures                                 $  9,016       $  4,723      $  2,864    $  1,631    $  1,912
Depreciation and amortization                        $  3,408       $  2,612      $  1,477    $  1,248    $  1,348

                                                                                  June 30,
                                                      -----------------------------------------------------------
                                                      1998(1)        1997(1)        1996       1995        1994
                                                      -------        -------       -------    -------     -------
Working capital                                       $50,085        $47,633       $47,148    $17,072     $14,889
Current ratio                                             4.2            4.6           5.2        3.6         4.8
Total assets                                          $91,005        $78,799       $65,895    $29,666     $24,499
Long-term debt (excluding current portion)               --             --            --         --           481
Stockholders' equity                                  $72,166        $62,408       $54,087    $22,333     $19,274
Price-earnings ratio (2) (3) (4)                         20.0           26.5          30.4       35.2        18.1
Number of employees at year end                           441            399           287        210         176
Sales per employee - average                          $   225        $   231       $   224    $   173     $   132
Book value per common share                           $  6.55        $  5.91       $  5.34    $  2.84     $  2.48
Market price at year-end                              $14.813        $30.750       $21.875    $11.250     $ 2.167

(1) The results of Sight Systems, Inc ("SSI"), which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec was completed; and the results of Technical Instrument Company ("TIC") are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective. Both of Syncotec and TIC were accounted for as purchases.

(2) Nonrecurring charges include acquisition-related charges of $1,585,000 and $11,083,000 in the first quarter ended September 30, 1997 and 1996, respectively; and failed merger costs of $335,000 in the first quarter ended September 30, 1997.

(3) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,345,000, 1,595,000, 1,555,000, 683,000, and
     197,000 in the year ended June 30, 1998, 1997, 1996, 1995, and 1994, respectively.

(4) The net earnings per share have been restated as a result of the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales of $97,871,000 for fiscal 1998 increased by $10,651,000 or 12.2% from fiscal 1997 net sales of $87,220,000. This increase was principally the result of revenues of $8,887,000 received under a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company is the primary supplier of large plano optical components for the National Ignition Facility ("NIF"), and to a lesser extent the Company's acquisition of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") and merger with Sight Systems, Inc. ("SSI"), partially offset by a 2.6% decrease in net sales of the Company's instruments and systems to $63,416,000, resulting from lower demand from data storage and semiconductor industries. Net sales of modules and components increased by 55.9% to $34,451,000, in fiscal 1998, primarily due to NIF as stated above.

     The Company's sales outside the United States amounted to $43,019,000 in fiscal 1998, an increase of $3,494,000 or 8.8% from fiscal 1997. Sales in Japan during fiscal 1998 amounted to $22,284,000, an increase of $554,000 over fiscal 1997 despite flat sales for the Company's motion control components to Canon Inc. for incorporation into Canon's photolithography "steppers" used in production of semiconductors. Sales to other geographic markets outside the U.S. amounted to $20,735,000 in fiscal 1998, an increase of $2,940,000 or 16.5% from fiscal 1997. Decreases in the Pacific Rim of $1,302,000, principally due to the macro economic environment there, were offset by increased sales of the Company's products in Europe due to the Company's acquisition of Syncotec and improved market conditions. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

     Gross profit in fiscal 1998 amounted to $41,142,000, a decrease of $683,000 or 1.6% from gross profit of $41,825,000 in fiscal 1997. As a percentage of net sales, gross profit in fiscal 1998 was 42.0%, as compared to 48.0% in fiscal 1997. Increase in gross profit dollars from the NIF facility project with its lower margins than the Company's products, were offset by volume decreases in the automation facility and reductions in higher margin confocal mask metrology systems. Additionally, under absorption of certain manufacturing costs primarily in the Company's automation facility and increased inventory reserves negatively impacted current year results.

     Selling, general and administrative expenses in fiscal 1998 amounted to $18,354,000 and increased by $4,524,000 or 32.7% from fiscal 1997. The increase was primarily attributable to the settlement of a commercial dispute, the addition of Syncotec and SSI, and the investment in Sales, Service and Marketing infrastructure with a number of initiatives, including the introduction of several new products, most notably, the MESA interferometer, the addition of sales and service personnel, and the restructuring of the sales organization into a single worldwide organization selling all Zygo products. The Company also incurred incremental expenses for the office opened in Singapore. As a percentage of net sales, selling, general and administrative expenses increased in fiscal 1998 to 18.8%, as compared to 15.9% in fiscal 1997. In the fourth quarter ended June 30, 1998, the Company took several actions due to the declining order rates and resulting under absorption including curtailing all discretionary spending, freezing all salaries, reducing the workforce, and realigning management.

     Research, development and engineering expenses ("R&D") in fiscal 1998 totaled $9,844,000 and increased by $2,693,000 or 37.7% from fiscal 1997. The increase in R&D expenses includes principally expenses from the Company's acquisitions of SSI and Syncotec, expenses relating to the consolidation of the Company's Flying Height Test Division and Vision Systems operations into one facility, and to a lesser extent, expenses associated with additional expenditures for manpower and materials to support new product development. Research and Development cost as a percentage of net sales amounted to 10.1% which compares with 8.2% of net sales in 1997.

     The Company recorded nonrecurring charges in the amount of $1,920,000 in fiscal 1998 as compared with nonrecurring acquisition-related charges in the amount of $11,083,000 in fiscal 1997. The fiscal 1998 nonrecurring charges, all which were incurred in the three months ended September 30, 1997, related to $707,000 of expenses incurred to complete the Company's merger with SSI, recorded as a pooling-of-interest, the write-off of $878,000 of in-process research and development costs in conjunction with the Company's acquisition of Syncotec, and failed merger costs of $335,000 relating to the Company's failed efforts to merge with Digital Instruments, Inc. The fiscal 1997 nonrecurring charges, all which were incurred in the three months ended September 30, 1996, related to $999,000 of expenses incurred to complete the Company's merger with NexStar and the write off of $10,084,000 of in-process research and development costs in conjunction with the Company's acquisition of TIC.

     Excluding the nonrecurring charges, the Company's operating profit in fiscal 1998 was $12,151,000, a decrease of $8,135,000 or 40.1% from operating profit in fiscal 1997. Operating profit in fiscal 1998, including the nonrecurring acquisition-related charges amounted to $10,231,000 as compared to $9,203,000 in fiscal 1997.

     Income tax expense in fiscal 1998 totaled $3,969,000 on earnings before income taxes of $11,083,000 as compared to $7,161,000 of income taxes in fiscal 1997 on earnings before income taxes of $10,038,000. The lower tax expense as a percentage of earnings before taxes in fiscal 1998 compared to fiscal 1997 was principally a result of the incurrence of less non-tax deductible acquisition charges to earnings in fiscal 1998 than were incurred in the prior fiscal year.

     Backlog at June 30, 1998, was $24,410,000 compared to $38,688,000 at June 30, 1997, a decrease of $14,278,000 or 36.9%. The backlog of the Company's instruments and systems at June 30, 1998 decreased by $8,481,000 or 39.0% from that at June 30, 1997, principally as a result of a weak demand from customers in the data storage and semiconductor industries. The backlog of the Company's modules and components decreased by $5,797,000 or 35.0% from the year earlier primarily as a result of the Company's progress in its NIF facilitation contract which accounted for $8,887,000 of revenue in 1998.

     Net earnings and diluted earnings per share for fiscal 1998 amounted to $7,114,000 and $.58 as compared to $2,877,000 and $.24, respectively, for fiscal 1997. Excluding nonrecurring charges, net income for fiscal 1998 totaled $9,034,000, a decrease of $4,926,000 or 35.3% from fiscal 1997. Earnings per share excluding the nonrecurring charges, were $.74 in fiscal 1998, down 36.2% from $1.16 in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales of $87,220,000 for fiscal 1997 increased by $29,846,000 or 52.0% from fiscal 1996 net sales of $57,374,000. This increase was the result of strong demand for all of the Company's instruments, systems, and components, as well as, the addition of TIC from August 8, 1996. Including TIC on a pro forma basis in fiscal 1996, the increase in net sales in fiscal 1997, which already included TIC, amounted to $18,761,000 or 27.4%. Net sales of the Company's instruments and systems, including the impact of TIC, increased by 75.4% to $65,121,000 and net sales of modules and components, also including the impact of TIC, increased by 9.1% to $22,099,000, in fiscal 1997, each from fiscal 1996. These increases in net sales in fiscal 1997 were principally due to increased market demand from data storage and semiconductor industry customers.

     The Company's sales outside the United States amounted to $39,525,000 in fiscal 1997, an increase of $12,330,000 or 45.3% from fiscal 1996. Sales in Japan during fiscal 1997 amounted to $21,730,000, an increase of $1,967,000 over fiscal 1996 despite a reduction of sales for the Company's motion control components to Canon Inc. for incorporation into Canon's photolithography "steppers" used in production of semiconductors. Sales to other geographic markets outside the U.S. amounted to $17,795,000 in fiscal 1997, an increase of $10,363,000 or 139.4% from fiscal 1996. This increase was principally the result of increased demand for the Company's instruments and systems by the data storage and semiconductor manufacturing industries in the Pacific Rim, the addition of TIC which has a strong market presence in the Pacific Rim, primarily among the various producers of semiconductor masks, and increased sales of the Company's products in Europe due to improved market conditions. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

     Gross profit in fiscal 1997 amounted to $41,825,000, an increase of $15,959,000 or 61.7% over gross profit of $25,866,000 in fiscal 1996. As a percentage of net sales, gross profit in fiscal 1997 was 48.0%, as compared to 45.1% in fiscal 1996. Gross profit dollars and gross profit as a percent of net sales increased principally due to the effect of product mix as the Company's systems generally sell at higher margins than its OEM metrology components and its optical components as well as the effect of the volume of net sales and certain volume-related manufacturing efficiencies.

     Selling, general and administrative expenses in fiscal 1997 amounted to $13,830,000 and increased by $4,330,000 or 45.6% from fiscal 1996. The increase was primarily due to the impact of including TIC from August 8, 1996, infrastructure additions, and volume-related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents. As a percentage of net sales, selling, general and administrative expenses declined in fiscal 1997 to 15.9%, as compared to 16.6% in fiscal 1996.

     Research, development and engineering expenses ("R&D") in fiscal 1997 totaled $7,151,000 and increased by $1,613,000 or 29.1% from fiscal 1996. The increase in R&D expenses was principally due to the impact of including TIC from August 8, 1996 and increased engineering headcount at the Company's Middlefield, Connecticut, facilities, partially offset by lower material expenditures. R&D expenses as a percentage of net sales decreased to 8.2% in fiscal 1997 as compared to 9.7% in fiscal 1996.

     The Company recorded nonrecurring acquisition-related charges in the amount of $11,083,000 in the three months ended September 30, 1996. The nonrecurring charges related to $999,000 of expenses incurred to complete the Company's merger with NexStar and the write-off of $10,084,000 of in-process research and development costs in conjunction with the Company's acquisition of TIC.

     Excluding the nonrecurring acquisition-related charges, the Company's operating profit in fiscal 1997 was $20,286,000, an increase of $9,458,000 or 87.3% from operating profit in fiscal 1996. Operating profit in fiscal 1997, including the nonrecurring acquisition-related charges, amounted to $9,203,000 as compared to $10,828,000 in fiscal 1996.

     Income tax expense in fiscal 1997 totaled $7,161,000 on earnings before income taxes of $10,038,000 as compared to $3,759,000 of income taxes in fiscal 1996 on earnings before income taxes of $11,558,000. The higher tax expense as a percentage of earnings before taxes in fiscal 1997 compared to fiscal 1996 was principally a result of the non-tax deductible nature of the $10,084,000 of in-process research and development charge to earnings in the quarter ended September 30, 1996.

     Backlog at June 30, 1997, was $38,688,000 compared to $22,397,000 at June 30, 1996, an increase of $16,291,000 or 72.7%. The backlog of the Company's instruments and systems at June 30, 1997, increased by $8,363,000 or 61.3% from that at June 30, 1996, principally as a result of stronger demand from customers in the data storage, semiconductor and other high technology industries for yield enhancement systems. The backlog of the Company's modules and components increased by $7,928,000 or 90.5% from the year earlier primarily as a result of the Company's entering into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company will be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"), a $1.2 billion Department of Energy project at LLNL to produce the world's largest laser for nuclear fusion research. The contract provides for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut, operations for a fixed price of nearly $10.0 million over an 18-month period, of which slightly in excess of $5.5 million is presently funded, the majority of which was in backlog at June 30, 1997.

     Net earnings and diluted earnings per share for fiscal 1997 amounted to $2,877,000 and $.24 as compared to $7,799,000 and $.72, respectively, for fiscal 1996, both years restated for the 2-for-1 stock split. Excluding nonrecurring acquisition-related charges, net income for fiscal 1997 totaled $13,960,000, an increase of $6,161,000 or 79.0% from fiscal 1996. Earnings per share adjusted for the 2-for-1 stock split, excluding the nonrecurring charges, were $1.16, up 61.1% from $.72 in fiscal 1996, despite a 10.3% increase in shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 working capital was $50,085,000, an increase of $2,452,000 from the amount at June 30, 1997, and the Company had cash and cash equivalents of $22,023,000 and marketable securities amounting to $8,264,000 for a total of $30,287,000. The $6,540,000 increase in cash and cash equivalents and marketable securities from the amount at June 30, 1997 was largely due to receivable reductions. Trade accounts receivable decreased by $4,175,000, principally as a result of lower fourth quarter net sales combined with focused collection activities. As a result of the addition of SSI and Syncotec and lower fourth quarter shipments, inventory increased by $2,774,000 at June 30, 1998 compared to the year earlier. Accounts payable and accrued expenses increased by $2,630,000 in fiscal 1998 to $15,535,000 due to normal business activities. The Company's expenditures for property, plant and equipment totaled $9,016,000 in fiscal 1998, which was $4,293,000 more than the prior fiscal year. Fiscal 1998 expenditures included $5.1 million spent on the completion of certain building additions, principally the expansion of the Middlefield, Connecticut, facilities by 35,500 square feet to accommodate the space required for the NIF facility and to provide additional office facilities. These expenditures were funded by operating cash flows. Management expects 1999 capital expenditures to approximate $4.0 million. As of June 30, 1998, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs. Stockholders' equity at June 30, 1998 increased by $9,758,000 from the year earlier to $72,166,000 as a result of net income of $7,114,000, and increases in the Company's common stock and paid-in capital accounts resulting from the Company's acquisition of SSI and the exercise of employee stock options.

     Effective June 30, 1997, TIC, a wholly owned subsidiary of the Company, and Syncotec, a German-based company, completed all necessary legal requirements allowing for the appropriate transfer and registration of 50 percent of Syncotec shares to TIC. Effective September 1, 1997, the Company, through TIC, purchased the remaining 50 percent of Syncotec for approximately $2.0 million in a combination of cash and the Company's common stock. Syncotec designs, develops, manufactures, and markets certain products, which incorporate TIC's confocal technology for European customers. Syncotec's sales in the year ended December 31, 1996 amounted to $2.9 million (DM4.9 million).

     Effective August 19, 1997, the Company merged with SSI, a privately held California-based business which designs, develops, and manufactures application-specific machine vision metrology systems, for 287,400 shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests. SSI's revenues for the year ended December 31, 1996 were approximately $3.5 million.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     Customer Concentration; Relationship with Canon. Sales to Zygo's two largest customers in fiscal 1998 and fiscal 1997 accounted for an aggregate of approximately 31% and 20% of net sales, respectively. During these fiscal years, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, "Canon"), Zygo's largest customer in those periods, accounted for approximately 18% and 20%, respectively, of Zygo's net sales. Zygo expects that sales to Canon, an original investor in Zygo which owns approximately 11% of Zygo's outstanding shares of Common Stock and is a distributor of certain Zygo products in the Japanese market, will continue to represent a significant percentage of Zygo's net sales for the foreseeable future. During fiscal 1998, sales to Zygo's second largest customer, LLNL, accounted for approximately 13% of Zygo's net sales. Zygo's customers generally do not enter into long-term agreements obligating them to purchase Zygo's products. A reduction or delay in orders from either of these two customers, including reductions or delays due to market, economic, or competitive conditions in the semiconductor or computer disk drive industries, could have a material adverse effect upon Zygo's results of operations.

     Risks Associated with Acquisitions. Zygo's growth strategy involves growth through acquisitions and internal development and, as a result, Zygo is subject to various risks associated with this growth strategy. The successful integration of acquired businesses is important to Zygo's future financial performance. In addition, while there are currently no commitments with respect to any future acquisitions, Zygo's business strategy includes the expansion of its products and services, which may be effected through further acquisitions. Zygo regularly reviews various acquisition prospects of businesses, technologies or products complementary to Zygo's business and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the ability to manage effectively geographically remote units, the diversion of management's attention from the day-to-day business operations of the Company and its other business concerns, risks of entering markets in which Zygo has limited or no direct experience, integrating personnel with disparate business backgrounds, combining different corporate cultures, and the potential loss of key employees of the acquired companies. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of those integrating efforts.

Further, there can be no assurance that management's efforts to integrate the operations of Zygo and newly acquired companies will be successful or that the anticipated benefits of the recent acquisitions will be fully realized.

     In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets, and other charges to operations that may materially adversely affect Zygo's business, financial condition or results of operations. Although management expects to carefully analyze any such opportunity before committing Zygo's resources, there can be no assurance that any acquisition will result in long-term benefits to Zygo or that Zygo's management will be able to manage effectively the resulting businesses.

     Industry Concentration and Cyclicality. Zygo's business is significantly dependent on capital expenditures by manufacturers of components for the computer disk drive industry and of semiconductors. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by Zygo. For the foreseeable future, Zygo's operations will continue to be dependent on the capital expenditures in these industries which, in turn, is largely dependent on the market demand for hard disk drives and products containing integrated circuits. Zygo's net sales and results of operations may be materially adversely affected if downturns or slowdowns in the computer disk drive or semiconductor markets significantly extend into the future.

     Technological Change and New Product Development. The market for Zygo's products is characterized by rapidly changing technology. Zygo's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements, and achieve market acceptance. Zygo continually redesigns and enhances its instruments, systems and components and upgrades its proprietary software technology incorporated in its products. Any failure by Zygo to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on Zygo's business, results of close relationships with its customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with Zygo. There can be no assurance that Zygo's customers will continue to provide the Company with timely access to such information or that Zygo will be successful in developing and marketing new products and services or product and service enhancements on a timely basis and respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services and services or product enhancements, if any, developed by Zygo will achieve market acceptance.

     Dependence on Key Personnel. Zygo's success depends in large part upon the continued services of many of its high skilled personnel involved in management, research, development and engineering, and sales and marketing and upon its ability to attract and retain additional highly qualified employees. Zygo's employees may voluntarily terminate their employment with Zygo at any time. Competition for such personnel is intense, and there can be no assurance that Zygo will be successful in retaining its existing personnel or attracting and retaining additional personnel.

     Quarterly Fluctuations. Zygo has experienced quarterly fluctuations in results of operations and anticipates that these fluctuations may continue. These fluctuations have been caused by various factors, including the capital procurement practices of its customers and the industries into which its products are sold generally, the timing and acceptance of new product introductions and enhancements, and the timing of product shipments and marketing. Future results of operations may fluctuate as a result of these and other factors, including Zygo's ability to continue to develop innovative products, the announcement or introduction of new products by Zygo's competitors, Zygo's product and customer mix, the level of competition and overall trends in the United States and various economies.

     Possible Volatility of Stock Price. Zygo believes that factors such as the announcement of new products or technologies by Zygo or its competitors, market conditions in the precision measurement, data storage, and semiconductor industries generally and quarterly fluctuations in financial results are expected to cause the market price of the Common Stock to vary substantially. Further, Zygo's net sales or results of operations in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially. In addition, in recent years the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the shares of Zygo's Common Stock.

     Competition. Zygo faces competition from a number of companies in all its markets, some of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, Zygo competes with the internal development efforts of its current and prospective customers, certain of which may attempt to become vertically integrated. Zygo's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although Zygo believes that it has certain technical and other advantages over certain of its competitors, maintaining such advantages will require a continued high level of investment by Zygo in research and development and sales, marketing and service. There can be no assurance that Zygo will have sufficient resources to continue to make such investment or that Zygo will be able to make the technological advances necessary to maintain such competitive advantages. In addition, there can be no assurance that the bases of competition in the industries in which Zygo competes will not shift.

     Dependence on Proprietary Technology. Zygo's success is heavily dependent upon its proprietary technology. There can be no assurance that the steps taken by Zygo to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect Zygo's proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will "reverse engineer" Zygo's products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on Zygo's results of operations. Further, some of the markets in which Zygo competes are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of its products increase, the markets in which its products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, Zygo believes that it may become increasingly subject to infringement claims. Although Zygo does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against Zygo in the future or that any such claim will not result in costly litigation or require Zygo to enter into royalty arrangements, which may not be available to the Company on commercially acceptable terms if at all.

     Dependence on Third-Party Suppliers. Certain of the components and subassemblies included in Zygo's systems are obtained from a single source or a limited group of suppliers. Although Zygo seeks to reduce dependence on sole and limited source suppliers in some cases, the partial or complete loss of certain of these sources could have an adverse effect on Zygo's results of operations and damage customer relationships.

     Revenues Derived From International Sales and Foreign Operations. Zygo's products are sold internationally by Zygo primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for 44% and 45% of Zygo's net sales in the fiscal years ended June 30, 1998 and 1997, respectively, and are expected to continue to account for a substantial percentage of Zygo's net sales. International sales and foreign operations are subject to inherent risks, including the economic conditions in these various foreign countries and their trading partners, political instability, longer payment cycles, greater difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses and in staffing and managing foreign operations, exposure to currency exchange fluctuations, transportation delays, and potentially adverse tax consequences. Substantially all Zygo's sales and costs are negotiated and paid in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render Zygo's products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively impact international sales of Zygo's products and Zygo's foreign operations, as would changes in the general economic conditions in those markets. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on Zygo in the future.

     Reliance on Middlefield Manufacturing Facility. The Company manufactures all of its optical components at its facility in Middlefield, Connecticut. Any extended interruption of optical component production at the Middlefield manufacturing facility could have a material adverse effect on the business of the Company.

     Control of Company. The Company's executive officers and directors, through their affiliation with certain stockholders and their stock option holdings, may be deemed to beneficially own approximately 31% of the outstanding shares of Common Stock. As a result, these individuals may have the ability to control the Company and direct its affairs and business, including the election of all the directors.

     Dividend Policy. The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all its earnings to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     Year 2000. As is the case with most other companies using computers in their operations, the Company is currently working to minimize the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, as well as any supplier and customer date-sensitive information transferred to or by the Company. The Company's products only use the date function of the underlying computer system to date-stamp data files collected during the measurement process.

     The year 2000 ("Y2K") issue is primarily the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's systems that have date-sensitive software may recognize the year "00" as 1900 rather than the year 2000, which could result in miscalculations, classification errors, or system failures. Additional errors in handling leap years in the twenty-first century are also considered to be part of this issue.

     Based on an assessment of the systems, the cost of addressing potential problems is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers and suppliers are unable to resolve such processing issues on a timely basis, the Company's financial condition and results of operations could be adversely affected. Accordingly, the Company has been executing a plan in order to attempt to resolve the significant year 2000 issues in a timely manner.

     The Company is in the process of investigating the effect of the year 2000 in the following areas at each of our sites:

     o Products we have sold in the last 10 years
     o Product Design and Development Tools
     o Manufacturing Tools
     o Facility Infrastructure
     o Management Information Systems
     o Material and Service Suppliers

Products:

     Y2K issues with products are expected to be minimal because dates are not used to perform any software calculations. The computer system's date is used to date-stamp data files when the information is written. Workarounds are available for compliance issues with the computer or operating system software. Some of the oldest products may require computer upgrades to be able to provide fully compliant date handling at the computer level. Product specific details are available through the Company's web site. Support is available through the Zygo Customer Service Group.

Design and Development Tools:

     These have been inventoried and tested and management believes it may present only minor compliance issues, usually related to minor Microsoft software Y2K issues that are not expected to impact their operation. None of these tools are expected to be able to cause disruption to the business should an undetected issue arise. Minor costs may be involved in upgrading some of the oldest computers to properly provide the date and time.

Manufacturing Process and Control Tools:

     These have been inventoried and management believes it may present only minor compliance issues, usually related to minor Microsoft software Y2K issues that are not expected to impact their operation. None of these tools are expected to be able to cause disruption to the business should an undetected issue arise. Minor costs may be involved in upgrading some of the oldest computers to properly provide the date and time.

Facility Infrastructures:

     All sites have been inventoried and checked for date functions that may have Y2K issues. Phones, faxes, copiers, heating and cooling, lighting, elevators, backup power systems, security and fire systems present no Y2K issues. Voice mail systems require planned upgrades at minimal costs at two sites.

Management Information Systems:

     All sites either have MIS systems which are fully compliant or are substantially compliant. Those that are substantially compliant management believes will have fully compliant versions of the current systems installed and operational before June 1999. As a contingency, testing of the essential functions on the current system software has been done in an attempt to assure that even if no upgrades were installed the business would still be able to function. The functions required for taking orders, planning material purchases and shop floor control, accounts payable, order shipment, order invoicing and accounts receivable have been tested with Y2K dates and have been found to handle them appropriately. The planned software upgrades are included in the support contract in effect with our supplier, so no unplanned costs are anticipated.

     Desktop systems are running Microsoft products which management believes are compliant with minor issues. Applications that support or analyze data on the main MIS system use four digit year logic to remove ambiguity. No significant issues have been detected on these systems.

Material and Service Suppliers:

     All sites have sent surveys regarding the Y2K issue to substantially all suppliers of material or services. The results are being recorded and an analysis is planned to review and classify the risks identified. Appropriate corrective actions are expected to be taken to minimize the risk of late deliveries of materials or services, which may affect our customers. Corrective actions will be taken as part of our ongoing supplier improvement and corrective action process, minimizing the cost to the Company.

     Financial service providers, including our banks, payroll processor, and benefit providers have been inventoried and have reported that while not totally Y2K compliant at the present time, they intend to before January 1, 2000.

     The utilities suppliers (power, phone, sewer, and water) are not all completely Y2K compliant, but are working to be compliant. Should these service suppliers not resolve all of their critical issues before January 1, 2000, the uninterrupted operation of the business may be jeopardized.

     According to reports in the press, Regulatory and Government interfaces may not be completely Y2K compliant before January 1, 2000, but are not expected to prevent the Company from operating. Some additional clerical costs may be incurred if paper or electronic data needs to be refiled should the originals be improperly handled by these agencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required pursuant to this Item begin on Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information concerning executive officers which is set forth in Part I of this report, information required by this item is included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 1998 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.

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

    10.3 Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

    10.4 Zygo Corporation Profit Sharing Plan, as amended effective June 30, 1985 (Exhibit 10.35 to the Company's Annual Report on Form 10-K for its year ended June 30, 1985)*

    10.5 First Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.28 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

    10.6 Second Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.29 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

    10.7 Third Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

    10.8 Fourth Amendment to the Zygo Corporation Profit Sharing Plan (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1989)*

    10.9 Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1995)*

    10.10 Canon/Zygo Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*

    10.11 Employment Agreement dated February 13, 1992, relating to the employment of Gary K. Willis by the Company (Exhibit 10.38 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

    10.12 Amendment, dated August 26, 1993, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.22 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

    10.13 Second Amendment, dated March 10, 1995, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.19 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

    10.14 Stock Purchase Agreement dated March 4, 1992, relating to the purchase of Company Common Stock by Gary K. Willis from Wesleyan University (Exhibit 10.39 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

    10.15 Services Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.26 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

    10.16 Amendment Agreement dated as of December 31, 1996, between the Company and Paul F. Forman*

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

    10.21 Termination Agreement dated November 30, 1993, covering the termination of the Shareholders' Agreement between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer dated October 17, 1983 (Exhibit 10.33 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

    10.22 Registration Rights Agreement dated November 30, 1993, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, Sol F. Laufer, and the Company (Exhibit 10.34 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

    10.23 Renewal of Line of Credit dated June 3, 1997, between the Company and Fleet Bank Connecticut, N.A.*

    10.24 Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1994 (Exhibit 10.30 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

    10.25 Agreement and Plan of Merger, dated as of August 7, 1996, by and among the Company, Technical Instrument Company, Zygo Acquisition Corporation, Francis E. Lundy, the Lundy 1996 Charitable Trust, The Sherman Family Living Trust, Frank J. Scheufele Trust, David Lytle, and Inspectron Development Partners L.P., a California Limited Partnership (Exhibit 2 to the Company's Current Report on Form 8-K dated August 19, 1996)*

    10.26 Employment Agreement, dated August 7, 1996, between Technical Instrument Company and Francis E. Lundy (Exhibit 10.27 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

    10.27 Acquisition Agreement, dated August 12, 1996, among the Company, NX Acquisition Corporation, and NexStar Automation, Incorporated (Exhibit 2 to the Company's Current Report on Form 8-K dated September 27, 1996)*

    10.28 Employment Agreement, dated September 12, 1996, between NexStar Corporation and Ahmad Akrami (Exhibit 10.29 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

    10.29 Acquisition Agreement dated August 19, 1997, by and among Zygo Corporation, Sight Systems, Inc., and the Shareholders of Sight Systems, Inc.*

    10.30 Stock Purchase Agreement dated September 1, 1997, between Technical Instrument Company and Syncotec Neue Technologien und Instrumente GmbH*

    10.31 Subcontract B335188 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated May 9, 1997*

    10.32 Agreement between Zygo Corporation and Dacon Corporation covering an addition to the Company's Middlefield, Connecticut, facilities (Project 1774) and the N.I.F. Manufacturing Renovation (Project
              1842) dated April 7, 1997*

     10.33 Employment Agreement dated August 19, 1997, between Sight Systems, Inc. and David Grant*

     13       Annual Report

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

          ZYGO CORPORATION
----------------------------------------
              Registrant


By     /s/ KEVIN M. MCGUANE                                                          Date September 18, 1998
----------------------------------------
         Kevin M. McGuane
       Vice President Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                    Title
              ---------                                    -----
/s/ GARY K. WILLIS                      President, Chief Executive Officer           Date September 18, 1998
------------------------------------    and Director
        Gary K. Willis


/s/ KEVIN M. McGUANE                    Vice President Finance, Chief                Date September 18, 1998
------------------------------------    Financial Officer and Treasurer
        Kevin M. McGuane


/s/ CARL A. ZANONI                      Vice President Research and                  Date September 18, 1998
------------------------------------    Development and Director
        Carl A. Zanoni


Paul F. Forman*                         Chairman of the Board
------------------------------------
        (Paul F. Forman)


Michael R. Corboy*                      Director
------------------------------------
        (Michael R. Corboy)


Seymour E. Liebman*                     Director
------------------------------------
        (Seymour E. Liebman)


Robert G. McKelvey*                     Director
------------------------------------
        (Robert G. McKelvey)


Paul W. Murrill*                        Director
------------------------------------
        (Paul W. Murrill)


John R. Rockwell*                       Director
------------------------------------
        (John R. Rockwell)


Robert B. Taylor*                       Director
------------------------------------
        (Robert B. Taylor)

*By    /s/ MARK J. BONNEY                                                            Date September 18, 1998
------------------------------------
       Mark J. Bonney
       Attorney-in-Fact

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

F-2         Report of Management

F-3         Independent Auditors' Report

F-4         Consolidated balance sheets at June 30, 1998 and 1997

F-5 Consolidated statements of earnings for the years ended June 30, 1998, 1997, and 1996

F-6 Consolidated statements of stockholders' equity for the years ended June 30, 1998, 1997, and 1996

F-7 Consolidated statements of cash flows for the years ended June 30, 1998, 1997, and 1996

F-8 to F-21 Notes to consolidated financial statements

F-22 Selected consolidated quarterly financial data for the years ended June 30, 1998 and 1997


Consolidated Schedules

S-1         Independent Auditors' Report on Schedule

S-2         VIII -   Valuation and qualifying accounts

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

     Management is responsible for preparing the Company's financial statements and related information that appears in this report on Form 10-K405. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

     The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

     KPMG Peat Marwick LLP audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the fairness of reported financial condition and results of operations.

     The Board of Directors of the Company has an Audit Committee composed of nonmanagement directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters.

Kevin M. McGuane
Vice President of Finance,
Treasurer, and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ZYGO CORPORATION:

     We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Hartford, Connecticut
August 7, 1998

CONSOLIDATED BALANCE SHEETS
(Thousands, except share and per share amounts)

                                                           JUNE 30,  June 30,
                                                             1998      1997
                                                           -------   -------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                            $22,023   $10,981
      Marketable securities (note 3)                         8,264    12,766
      Receivables (note 4)                                  16,555    20,730
      Inventories (note 5)                                  14,430    11,656
      Costs in excess of billings (note 6)                   1,182     2,082
      Prepaid expenses and taxes                               829       590
      Deferred income taxes (note 17)                        2,680     2,205
                                                           -------   -------
         Total current assets                               65,963    61,010
                                                           -------   -------
Property, plant and equipment, net (notes 7, and 11)        15,689     9,174
Goodwill and other intangibles, net (note 8)                 8,524     7,818
Other assets                                                   829       797
                                                           -------   -------
TOTAL ASSETS                                               $91,005   $78,799
                                                           =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $ 5,993   $ 4,659
   Customer progress payments                                  417       251
   Accrued salaries and wages                                4,214     3,581
   Other accrued expenses                                    4,911     4,414
   Income taxes payable                                        343       472
                                                           -------   -------
      Total current liabilities                             15,878    13,377
                                                           -------   -------

Deferred income taxes (note 17)                              2,961     3,014
STOCKHOLDERS' EQUITY (notes 13, 14, 15, and 16):
   Common stock, $ .10 par value per share:
      15,000,000 shares authorized; 11,217,942
      shares issued (10,765,940 in 1997)                     1,122     1,077
   Additional paid-in capital                               42,267    40,210
   Retained earnings                                        29,063    21,405
   Currency translation effects                                  1      --
   Net unrealized gain on marketable securities (note 3)        14        17
                                                           -------   -------
                                                            72,467    62,709
   Less treasury stock, at cost; 207,600 common shares         301       301
                                                           -------   -------
      Total stockholders' equity                            72,166    62,408
                                                           -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $91,005   $78,799
                                                           =======   =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share amounts)

                                                                  Fiscal Year Ended June 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales (notes 18 and 19)                                  $ 97,871    $ 87,220    $ 57,374
Cost of goods sold                                             56,729      45,395      31,508
      Gross profit                                             41,142      41,825      25,866

Selling, general and administrative expenses                   18,354      13,830       9,500
Research and development                                        9,844       7,151       5,538
Failed merger costs                                               335        --          --
Nonrecurring acquisition-related charges                        1,585      11,083        --
Amortization of goodwill and other intangibles                    793         558        --
                                                             --------    --------    --------
      Operating profit                                         10,231       9,203      10,828
                                                             --------    --------    --------

Other income (expense):
      Interest income                                           1,100         883         946
      Interest expense (note 10)                                 --          --          --
      Miscellaneous expense, net                                 (248)        (48)       (216)
                                                             --------    --------    --------
         Total other income                                       852         835         730
                                                             --------    --------    --------
         Earnings before income taxes                          11,083      10,038      11,558

Income tax expense (note 17)                                    3,969       7,161       3,759
                                                             --------    --------    --------
Net earnings                                                 $  7,114    $  2,877    $  7,799
                                                             ========    ========    ========

Earnings per common and common equivalent share (note 14):
      Basic                                                  $   0.65    $   0.28    $   0.84
                                                             ========    ========    ========
      Diluted                                                $   0.58    $   0.24    $   0.72
                                                             ========    ========    ========
Weighted average common shares and common
 dilutive equivalents outstanding (note 14):
      Basic                                                    10,890      10,403       9,323
                                                             ========    ========    ========
      Diluted                                                  12,235      11,998      10,878
                                                             ========    ========    ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)

                                                                                       Unrealized
                                                         Additional                  Gain (Loss) on                       Total
                                                Common     Paid-In      Retained       Marketable        Treasury     Stockholders'
                                                Stock      Capital      Earnings     Securities (1)       Stock          Equity
                                              --------- ------------ ------------- ------------------ ------------- ----------------
Balance at June 30, 1995                      $    403   $ 10,726       $ 11,508       $     (3)         $   (301)      $ 22,333
   Net earnings                                   --         --            7,799           --                --            7,799
   Shares issued for NexStar (note 2)               25      1,017           (247)          --                --              795
   Net unrealized loss on marketable
      securities, net of related tax effect       --         --             --              (32)             --              (32)
   Issuance of common stock (note 14)               85     22,607           --             --                --           22,692
   Exercise of employee stock options
      and related tax effect                         4        496           --             --                --              500
                                              --------   --------       --------       --------          --------       --------
Balance at June 30, 1996                           517     34,846         19,060            (35)             (301)        54,087
   Net earnings                                   --         --            2,877           --                --            2,877
   Shares issued for TIC (note 2)                   10      2,990           --             --                --            3,000
   Net unrealized gain on marketable
      securities, net of related tax effect       --         --             --               52              --               52
   Exercise of employee stock options
      and related tax effect                        18      2,374           --             --                --            2,392
   Stock split (note 14)                           532       --             (532)          --                --             --
                                              --------   --------       --------       --------          --------       --------
Balance at June 30, 1997                         1,077     40,210         21,405             17              (301)        62,408
   NET EARNINGS                                   --         --            7,114           --                --            7,114
   SHARES ISSUED FOR SYNCOTEC (NOTE 2)               2        621           --             --                --              623
   SHARES ISSUED FOR SIGHT SYSTEMS (NOTE 2)         29        (18)           544           --                --              555
   NET UNREALIZED LOSS ON MARKETABLE
      SECURITIES, NET OF RELATED TAX EFFECT       --         --             --               (3)             --               (3)
   CURRENCY TRANSLATION EFFECTS                                                               1                                1
   EXERCISE OF EMPLOYEE STOCK OPTIONS
      AND RELATED TAX EFFECT (NOTE 16)              14      1,454           --             --                --            1,468
                                              --------   --------       --------       --------          --------       --------
BALANCE AT JUNE 30, 1998                      $  1,122   $ 42,267       $ 29,063       $     15          $   (301)      $ 72,166
                                              ========   ========       ========       ========          ========       ========

(1)  Includes Currency translation effects.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

                                                                   Fiscal Year Ended June 30,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net earnings                                                 $  7,114    $  2,877    $  7,799
   Adjustments to reconcile net earnings to cash provided by
      operating activities:
      Depreciation and amortization                                3,408       2,612       1,477
      Deferred income taxes                                       (1,103)       (255)        (67)
      Loss (gain) on disposal of assets                              (63)        298         266
      Nonrecurring acquisition-related IPR&D charges (note 2)        878      10,084        --
      Gain on sale of marketable securities                          (70)        (49)        (16)
      Changes in operating accounts:
         Receivables                                               5,002      (7,682)     (3,579)
         Costs in excess of billings                                 900      (1,830)       (252)
         Inventories                                              (2,295)       (764)     (1,519)
         Prepaid expenses and taxes                                 (234)         20         350
         Accounts payable and accrued expenses                       972      (1,244)      4,136
                                                                --------    --------    --------
      Net cash provided by operating activities                   14,509       4,067       8,595
                                                                --------    --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (9,016)     (4,723)     (2,864)
   Investment in marketable securities                            (4,479)     (3,772)    (16,986)
   Investments in other assets                                      (626)       (154)       (229)
   Acquisition of business                                        (1,268)    (11,699)       --
   Cash acquired from business                                     2,059        --          --
   Proceeds from the sale of marketable securities                 4,605       6,098         999
   Proceeds from maturity of marketable securities                 4,368       4,860       3,660
   Proceeds from sale of assets                                      230          18           4
                                                                --------    --------    --------
      Net cash used for investing activities                      (4,127)     (9,372)    (15,416)
                                                                --------    --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Repayments of long-term debt                                     --        (2,662)       --
   Net proceeds from issuance of common stock                       --          --        22,692
   Exercise of employee stock options                                660         499         150
                                                                --------    --------    --------
      Net cash provided by (used for) financing activities           660      (2,163)     22,842
                                                                --------    --------    --------
 Net increase (decrease) in cash and cash equivalents             11,042      (7,468)     16,021
Cash and cash equivalents, beginning of year                      10,981      18,449       2,428
                                                                --------    --------    --------
Cash and cash equivalents, end of year                          $ 22,023    $ 10,981    $ 18,449
                                                                ========    ========    ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998, 1997, and 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (the "Zygo" or "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. As discussed in Note 2, all the outstanding shares of Sight Systems, Inc. ("SSI") were acquired by the Company on August 19, 1997, in a transaction accounted for as a pooling-of-interests. The operating results for SSI were not material to the combined results of the companies for all prior periods. The Company, via its wholly owned subsidiary, Technical Instrument Company, completed the acquisition of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a German-based company, effective September 1, 1997. Zygo, prior to this acquisition, completed all necessary legal requirements allowing for appropriate transfer and registration of its original 50 percent ownership on June 30, 1997.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash investments with maturities at the date of purchase of less than three months to be cash and cash equivalents.

MARKETABLE SECURITIES

     The Company considers investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities primarily consist of tax-exempt municipal debt securities. All securities held by the Company at June 30, 1998 and 1997, were classified as available-for-sale and recorded at fair value or held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

REVENUE RECOGNITION

     Revenues, other than revenue under the National Ignition Facility ("NIF") contract (note 20) and revenue from certain automation contracts (note 6), are recognized when units are shipped. Revenues related to NIF and automation contracts are recognized under the percentage-of-completion method of accounting.

DEPRECIATION

     Depreciation rates are based on the estimated useful lives of the various classes of assets and are computed using the straight-line method.

EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

     The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

--------------------------------------------------------------------------------
                                 June 30,           June 30,            June 30,
                                   1998               1997                1996
--------------------------------------------------------------------------------
Weighted average shares
outstanding                    10,890,000         10,403,000          9,323,000
Dilutive effect of stock
options                         1,345,000          1,595,000          1,555,000
                               ----------         ----------         ----------
Diluted weighted average
shares outstanding             12,235,000         11,998,000         10,878,000
--------------------------------------------------------------------------------


GAIN CONTINGENCY

     The Company was awarded $2,668,710 plus recovery of certain costs in a judgment rendered by the United States District Court (District of Arizona) on June 2, 1994. The Court's decision was appealed to the Court of Appeals for the Federal Circuit located in Washington, D.C. by the defendant and oral arguments of the appeal were heard by the Court on March 9, 1995. On April 1, 1996, the United States Court of Appeals for the Federal Circuit rendered an Opinion Announcing Judgment of the Court. The appellate court affirmed-in-part and reversed-in-part the District Court's earlier findings and remanded the case to the District Court for a redetermination of the damage award. The Company has not recorded any gain from the District Court's earlier ruling and will not until a final determination of the award is made.

STOCK SPLIT

     The Board of Directors of the Company declared a 2-for-1 split of the Company's common shares, effected in the form of a 100% stock dividend which was paid on February 27, 1997, to shareholders of record as of the close of business on February 3, 1997. The Board of Directors of the Company also declared a 3-for-2 split of the Company's common shares, effected in the form of a 50% stock dividend paid on August 21, 1995, to shareholders of record as of the close of business on August 1, 1995. All presentations involving numbers of shares and amounts per share in 1996 and prior years had been restated to reflect the stock splits.

CAPITAL STOCK

     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. No charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options, which are granted with an exercise price at fair-market value on the date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

STOCK BASED COMPENSATION

     Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("Statement 129"), was issued in 1997 and is effective for financial statements for both interim and annual periods beginning after December 15, 1997. Statement 129 was issued to establish standards for disclosing information about an entity's capital structure. The Company is currently compliant with this standard.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), was issued in 1997 and is effective for financial statements for both interim and annual periods beginning after December 15, 1997. Statement 130 was issued to establish standards for reporting and display of comprehensive income and components in a full set of general-purpose financial statements. The Company will not be required to disclose comprehensive income until their first quarter 1999 ending September 30, 1998.

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), was issued in 1997 and is effective for financial statements for both interim and annual periods beginning after December 15, 1997. Statement 131 was issued to establish standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The requirements for this statement will be first applicable to the Company in the financial statements for the year ended June 30, 1999.

     Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132"), was issued in 1997, and is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The requirements for this statement will be first applicable to the Company in the financial statements for the year ended June 30, 1999.

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), was issued in 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is not expected to have an impact as the Company does not currently utilize derivatives or hedges.

NOTE 2: MERGERS AND ACQUISITIONS

     On August 19, 1997, the Company issued 287,400 shares of common stock in exchange for all the outstanding shares of Sight Systems, Inc. ("SSI"). The acquisition has been accounted for as a pooling-of-interests. The operating results for SSI were not material; therefore, results for the prior periods were not restated. In connection with the acquisition, $707,000 of acquisition-related costs were incurred and have been charged to nonrecurring acquisition expense in the first quarter of fiscal 1998. These costs consist of legal, investment banking, and accounting fees.

     On September 1, 1997, the Company, through its Technical Instruments subsidiary completed the purchase of the remaining 50% of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") it did not already own. The Company paid $2,262,000 and issued 19,432 shares of common stock, $.10 par value, valued at $623,000. The transaction was accounted for as a purchase. The net purchase price was allocated to the fair value net assets acquired. This allocation resulted in a charge of $878,000 of in-process research and development costs.

     In October 1997, the Company terminated merger talks with Digital Instruments, Inc. resulting in a charge for failed merger costs of $335,000.

     On August 8, 1996, the Company acquired and accounted for as a purchase, the proprietary products division of Technical Instrument Company ("TIC"), a privately held California-based entity that designs, manufactures, markets and sells microscope systems and other precision optical instrument systems and components. The Company paid $11,699,000 and issued unregistered shares of its common stock, $.10 par value, valued at $3.0 million in exchange for all the outstanding capital stock of TIC. The net purchase price was allocated to its net assets acquired, less a write-off of $10,084,000 of in-process research and development costs, as follows:

(Thousands of dollars)

Working capital                                     $   867
Property, plant and equipment                           135
Other assets                                            573
Goodwill and other intangibles                        7,580
Debt assumed                                         (2,662)
Deferred tax liability, net                          (1,878)
                                                    -------
                                                    $ 4,615
                                                    =======


     Results of operations after the acquisition date are included in the 1997 Consolidated Statements of Earnings. Fiscal 1997 sales would have been increased $1,727,000 for the July 1, 1996 to August 8, 1996 time frame with no material impact on earnings. The following unaudited pro forma information for 1996 has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma information includes adjustments to record the amortization of intangibles arising from the transaction, to reduce interest income for cash used for the transaction, and to adjust income taxes for the reduction in interest income. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                       Fiscal Year Ended
(Thousands, except per share amounts)                    June 30, 1996
                                                       -----------------
Pro forma net sales                                         $68,459
Pro forma net earnings                                      $ 7,968
Pro forma net earnings per common share-diluted             $  0.72

     On September 12, 1996, the Company issued 500,000 shares of its common stock, effected for the 2-for-1 stock split, in exchange for all of the outstanding shares of NexStar Automation, Inc. ("NexStar"). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for fiscal 1996 have been restated to include the accounts and operations of NexStar. The operating results for NexStar were not material to the combined results of the two companies for all periods prior to fiscal 1996, and therefore, results for those periods have not been restated. In connection with the acquisition, $999,000 of acquisition-related costs were incurred and have been charged to nonrecurring acquisition expense in the first quarter of fiscal 1997. The acquisition costs consisted of legal, investment banking, and accounting fees.

NOTE 3: MARKETABLE SECURITIES

     Marketable securities at June 30, 1998, consist primarily of tax-exempt bonds issued by various state and municipal agencies which are reported either at fair value or at cost depending on their classification. The unrealized gain on marketable securities of $23,413 (gross) is shown net of its related tax effect of $9,505 as a separate component of stockholders' equity.

     Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities at June 30, 1998 and 1997 were as follows:

                                                     Gross             Gross
                                                   Unrealized        Unrealized
                                                    Holding           Holding            Fair
(Thousands of dollars)              Cost             Gains             Losses            Value
                                   ------          ----------        ----------          -----

AT JUNE 30, 1998
   STATE AND LOCAL
      MUNICIPAL BONDS              $3,645             $23               $ --            $3,668
                                   ------             ---               -----           ------
At June 30, 1997
   State and local
      municipal bonds              $5,536             $29               $ --            $5,565
                                   ------             ---               -----           ------


     The Company recorded gross realized gains on the maturity of investment securities of $69,847 and $49,228 in 1998 and 1997, respectively. There were no gross realized losses recorded in 1998 or 1997.

     Maturities of investment securities classified as available-for-sale were as follows at June 30, 1998:

                                                                    Fair
(Thousands of dollars)                             Cost             Value
                                                 --------          -------
Due within one year                              $    --           $    --
Due after one year through five years               3,645             3,668
                                                 ========          ========
                                                 $  3,645          $  3,668
                                                 ========          ========

     Maturities of investment securities classified as held-to-maturity were as follows at June 30, 1998:

                                                                     Fair
(Thousands of dollars)                             Cost              Value
                                                 --------          --------
Due within one year                              $  4,596          $  4,596
Due after one year through five years                 --                --
                                                 ========          ========
                                                 $  4,596          $  4,596
                                                 ========          ========

NOTE 4: ACCOUNTS RECEIVABLE

     At June 30, 1998 and 1997, accounts receivable, net of allowances, were as follows:

                                         JUNE 30,           June 30,
(Thousands of dollars)                     1998               1997
                                       ------------      --------------
Trade (note 19)                             $16,890             $21,047
Other                                           419                 411
                                       ------------      --------------
                                             17,309              21,458
Allowance                                     (754)               (728)
                                       ------------      --------------
                                            $16,555             $20,730
                                       ============      ==============

NOTE 5: INVENTORIES

     Inventories at June 30, 1998 and 1997 were as follows:

                                                 JUNE 30,         June 30,
(Thousands of dollars)                             1998             1997
                                               -----------      ------------
Raw materials and manufactured parts              $  9,763          $  7,435
Work in process                                      3,723             3,248
Finished goods                                         944               973
                                               -----------      ------------
                                                   $14,430           $11,656
                                               ===========      ============

NOTE 6: COSTS IN EXCESS OF BILLINGS

     Revenues from automation projects are accounted for under the percentage-of-completion method, using total project costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the full amount of the loss is provided for currently. The differences between amounts billed and revenue recognized is shown as costs in excess of billings on the accompanying balance sheets.

     Totals of revenue earned and billings issued on contracts were as follows:

                                                  JUNE 30,         June 30,
(Thousands of dollars)                              1998             1997
                                                -----------      ------------
Revenue recognized to date                         $ 20,110          $ 14,674
Billings to date                                     18,928            12,592
                                                -----------      ------------
                                                   $  1,182          $  2,082
                                                ===========      ============

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Costs of replacements and improvements are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred. At June 30, 1998 and 1997, property, plant and equipment, at cost, were as follows:

                                                  JUNE 30,         June 30,
(Thousands of dollars)                              1998             1997
                                                -----------      ------------
Land                                              $     814          $    650
Building                                              9,215             4,170
Machinery, equipment and office furniture            18,472            15,372
Leasehold improvements                                  326               277
Construction in progress                              1,863             1,396
                                                -----------      ------------
                                                     30,690            21,865
Less accumulated depreciation                        15,001            12,691
                                                -----------      ------------
                                                  $  15,689          $  9,174
                                                ===========      ============

     Building includes a $5,059,000, 35,500 square foot building addition at the Company's Middlefield, Connecticut, location in the year ended 1998.

NOTE 8: GOODWILL AND OTHER INTANGIBLES

     The cost of intangible assets is amortized on a straight-line basis, which ranges from 4 to 20 years. During fiscal 1998 goodwill and other intangibles increased primarily due to additional investments in patents and the Company's acquisition of Syncotec. These investments were partially offset by $793,000 of amortization expense. Management evaluates, on an ongoing basis, the carrying value of its intangible assets and makes adjustments, when impairments are identified. Goodwill and other intangibles, net, at June 30, 1998 and 1997 were as follows:

                                                  JUNE 30,         June 30,
(Thousands of dollars)                              1998             1997
                                                -----------      ------------
Goodwill and other intangibles                     $ 10,094            $8,594
Accumulated amortization                              1,570               776
                                                -----------      ------------
                                                   $  8,524            $7,818
                                                ===========      ============

NOTE 9: BANK LINE OF CREDIT

     The Company has a $3,000,000 unsecured bank line of credit with interest at LIBOR plus 60 basis points (approximately 5.7% at June 30, 1998). The line of credit is available through November 25, 1998. At June 30, 1998 and 1997, no amounts were outstanding under the bank line of credit.

NOTE 10: LONG-TERM DEBT

     As of June 30, 1998, the Company has no long-term debt obligations.

     As part of the acquisition of TIC, the Company assumed outstanding debt totaling $2,662,000. The Company repaid this debt immediately after the acquisition.

     Interest payments were $0 in fiscal 1998, 1997, and 1996.

NOTE 11: LEASES

     The Company leases certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2002. Total rental expense charged to operations was $569,000 in 1998, $509,000 in 1997, and $336,000 in 1996. At June 30, 1998 the
minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases were:

                                                           Minimum
                                                        Future Rental
(Thousands of dollars)                                   Commitments
                                                      ----------------
1999                                                         $ 608
2000                                                           591
2001                                                           290
2002                                                           149
                                                      ----------------
                                                            $1,638
                                                      ================

NOTE 12: PROFIT-SHARING PLAN

     The Company maintains a deferred profit-sharing plan under which substantially all full-time employees of the Company are eligible to participate. Profit-sharing expense for the years ended June 30, 1998, 1997, and 1996 amounted to $1,370,700, $2,007,600 and $1,295,600, respectively.
Profit-sharing contributions are determined annually at the discretion of the Board of Directors.

     Effective June 30, 1985, the existing profit-sharing plan was revised and amended to incorporate a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 15% of their compensation, as defined. The Company may contribute to the 401(k) program, an amount determined annually at the discretion of the Board of Directors. The 401(k)-contribution expense for the years ended June 30, 1998, 1997, and 1996 amounted to $603,600, $468,700, and $333,900, respectively.

     Under the Employee Stock Ownership Program, the Company may, at the discretion of the Board of Directors, contribute its own stock or cash to purchase its own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under
Section 416 of the Internal Revenue Code. There were no purchases and no contributions made under this program for the years ended June 30, 1998, 1997, and 1996.

NOTE 13: STOCKHOLDERS' AGREEMENTS

     A registration rights agreement was entered into by Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, Sol F. Laufer, and the Company in November 1993, granting to each of these stockholders the right, until November 30, 1998, to have his or its shares of Common Stock included in any registered public offering of the Company's securities.

NOTE 14: STOCKHOLDERS' EQUITY

     On January 23, 1997, the Board of Directors declared a 2-for-1 split effected in the form of a 100% stock dividend payable on February 27, 1997, to shareholders of record on February 3, 1997. This transaction resulted in the issuance of approximately 5,320,000 additional shares of Common Stock. Stockholders' Equity had been adjusted to recognize the effect of the stock split by reclassifying from retained earnings to paid-in capital the par value of the additional shares arising from the split. In addition, all references in the financial statements to numbers of shares, per share amounts, stock option data, and market prices of the Company's Common Stock have been restated to give retroactive recognition to the stock split.

     On July 20, 1995, the Board of Directors approved an increase in the authorized shares of the Company's Common Stock from 10,000,000 to 15,000,000 which was approved by the Company's stockholders at its annual meeting held on November 16, 1995. On December 13, 1995, the Company commenced a public offering of 1,300,000 shares of Common Stock, of which 845,000 shares were sold by the Company, and 455,000 shares were sold by certain of the Company's stockholders. The Company generated approximately $22.7 million in net proceeds, to be used for working capital and other general corporate purposes, and for acquisitions.

NOTE 15: STOCK COMPENSATION PLANS

     As of June 30, 1998, Zygo Corporation has two stock based compensation plans, which are described below. (See note 16). The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Since all options are granted with an exercise price equal to the fair-market value on the date of the grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement. The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information follows:

                                                     JUNE 30,         June 30,
(In thousands, except per share amounts)               1998             1997
                                                   -----------      -----------
Pro forma net income                                 $   5,623         $    423
Pro forma earnings per share - diluted               $     .46         $    .04


     The fair value of these options at the date of grant was estimated with the following weighted average assumptions of 1998 and 1997:

                                                  JUNE 30,         June 30,
                                                    1998             1997
                                                -----------      -----------
Risk free rate of interest                              5.8%             6.8%
Dividend yield                                          0.0%             0.0%
Volatility Factor                                        68%              69%
Expected life of option                            6.2 YEARS        6.6 years

     The above proforma information is based on historical activity and may not represent future trends.

NOTE 16: STOCK OPTION PLANS

1987 STOCK OPTION PLAN AND DATA

     The Zygo Corporation 1987 Amended and Restated Stock Option Plan permits the granting of non-qualified options to purchase a total of 2,850,000 shares (adjusted for splits) of common stock at prices not less than the fair-market value on the date of grant. Options generally become exercisable at the rate of 25% of the shares each year commencing one year after the date of grant. The Plan as amended will expire on September 3, 2002.

                                                                       JUNE 30, 1998
                                                      ----------------------------------------------
                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                           SHARES                  EXERCISE PRICE
                                                      ----------------          --------------------
Outstanding at beginning of year                             1,393,324                $ 5.6865
Granted                                                        280,500                $32.9166
Exercised                                                     (145,170)               $ 4.5445
Expired or canceled                                           (111,875)               $11.5510
                                                      ----------------
Outstanding at end of year                                   1,416,779                $ 7.2866
                                                      ================

                                                                       June 30, 1997
                                                      ----------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                           Shares                  Exercise Price
                                                      -----------------         --------------------
Outstanding at beginning of year                              1,304,674               $ 2.1982
Granted                                                         322,500               $17.9720
Exercised                                                      (232,950)              $ 2.1436
Expired or canceled                                                (900)              $ 1.6650
                                                      -----------------
Outstanding at end of year                                    1,393,324               $ 5.6865
                                                      =================

                                                                       June 30, 1996
                                                      ----------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                           Shares                  Exercise Price
                                                      ----------------          --------------------
Outstanding at beginning of year                             1,375,574                $ 2.0347
Granted                                                         15,500                $14.2426
Exercised                                                      (86,400)               $ 1.7554
Expired or canceled                                                 --                $    --
                                                      ----------------
Outstanding at end of year                                   1,304,674                $ 2.1982
                                                      ================


1994 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN AND DATA

     The Zygo Corporation 1994 Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair-market value on the date of grant. Options become exercisable at the rate of 20% of the shares each year commencing one year after the date of grant. The Plan, as amended, will expire on August 25, 2004.

                                                                       JUNE 30, 1998
                                                      ----------------------------------------------
                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                           SHARES                  EXERCISE PRICE
                                                      ----------------          --------------------
Outstanding at beginning of year                             450,000                  $6.2292
Granted                                                          --                   $   --
Exercised                                                        --                   $   --
Expired or canceled                                              --                   $   --
                                                      ----------------
Outstanding at end of year                                   450,000                  $6.2292
                                                      ================

                                                                       June 30, 1997
                                                      ----------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                           Shares                  Exercise Price
                                                      -----------------         --------------------
Outstanding at beginning of year                             450,000                  $6.2292
Granted                                                          --                   $   --
Exercised                                                        --                   $   --
Expired or canceled                                              --                   $   --
                                                      ----------------
Outstanding at end of year                                   450,000                  $6.2292
                                                      ================

                                                                       June 30, 1996
                                                      ----------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                           Shares                  Exercise Price
                                                      ----------------          --------------------
Outstanding at beginning of year                             375,000                  $ 2.0000
Granted                                                       75,000                  $24.2594
Exercised                                                         --                  $    --
Expired or canceled                                               --                  $    --
                                                      ----------------
Outstanding at end of year                                   450,000                  $ 6.2292
                                                      ================

     The following table summarizes information about all fixed stock options outstanding at June 30, 1998:

                               Options Outstanding
----------------------------------------------------------------------------------------------
                                   Number            Weighted Average
          Range of               Outstanding             Remaining                Weighted
          Exercise                  as of               Contractual                Average
           Prices               June 30, 1998              Life                Exercise Price
----------------------------------------------------------------------------------------------

      $ 1.25 - $ 1.92               264,950                2.69                   $ 1.6479
      $ 2.00 - $ 2.00               856,499                5.80                   $ 2.0000
      $ 2.29 - $18.82               323,830                6.64                   $10.4179
      $20.00 - $27.38               180,000                8.08                   $23.3764
      $34.50 - $34.50                 2,000                9.10                   $34.5000
      $35.13 - $35.13               239,500                9.12                   $35.1300
      ---------------             ---------                ----                   --------
      $ 1.25 - $35.13             1,866,779                6.15                   $ 9.7567
---------------------------

                               Options Exercisable
------------------------------------------------------------------------
          Range of                  Number               Weighted
          Exercise            Exercisable as of           Average
           Prices               June 30, 1998         Exercise Price
------------------------------------------------------------------------

      $ 1.25 - $ 1.92                 264,950             $ 1.6479
      $ 2.00 - $ 2.00                 610,124             $ 2.0000
      $ 2.29 - $18.82                 164,580             $ 5.9954
      $20.00 - $27.38                  54,625             $24.2991
      $34.50 - $34.50                     --              $    --
      $35.13 - $35.13                     --              $    --
      ---------------               ---------             --------
      $ 1.25 - $35.13               1,094,279             $ 3.6288


NOTE 17: INCOME TAXES

     The components of income tax expense (benefit) for each year are as follows:

                                               Fiscal Year Ended June 30,
                                            ------------------------------
(Thousands of dollars)                        1998       1997         1996
Currently payable:                          ------------------------------
   Federal                                  $3,949      $5,614      $3,264
   State                                       907       1,494         910
                                            ------------------------------
                                            $4,856      $7,108      $4,174
                                            ==============================
Deferred:
   Federal                                  $(741)      $   38      $(319)
   State                                     (146)          15        (96)
                                            ------------------------------
                                             (887)      $   53      $(415)
                                            ==============================
Total income tax expense                    $3,969      $7,161      $3,759
                                            ==============================

     Income taxes paid amounted to $4,660,200 (including cash payments of $3,426,000 and $1,234,200 of prior year overpayments applied to fiscal 1998), $6,068,000 (including cash payments of $5,432,500 and $635,500 of prior year overpayments applied to fiscal 1997) and $3,403,300, in fiscal 1998, 1997, and 1996, respectively.

     The total income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in 1998, 35% in 1997, and 34% in 1996 to earnings before income taxes for the following reasons:

                                             Fiscal Year Ended June 30,
                                          ------------------------------
(Thousands of dollars)                      1998       1997         1996
                                          ------------------------------
Computed "expected" tax expense           $3,879      $3,516      $3,994
Increases (reductions) in taxes
  resulting from:
    Nondeductible acquisition-
      related charges                        458       3,634         --
    State taxes, net of federal
      income tax benefit                     495         989         537
    Tax exempt interest income              (179)       (170)      (245)
    FSC benefit                             (637)       (724)      (543)
    Other, net                               (47)        (84)         16
                                          ------------------------------
                                          $3,969      $7,161      $3,759
                                          ==============================


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 1998 and 1997, are presented below:

                                                                JUNE 30,        June 30,
(Thousands of dollars)                                            1998            1997
                                                            ----------------------------
Deferred tax assets:
   Accounts receivable, principally due to
      the allowance for doubtful accounts                   $      302         $     295
   Warranty costs                                                  413               347
   Vacation costs                                                  106               104
   Medical insurance costs                                         103               123
   Inventory valuation                                           2,003             1,386
   Unrealized loss on marketable securities                         --                --
   Other                                                            80                28
                                                            ----------------------------
                                                                 3,007             2,283
   Less valuation allowance                                         --                --
                                                            ----------------------------
   Deferred tax asset                                            3,007             2,283
Deferred tax liabilities:
   Prepaid expenses                                              (118)              (67)
   Plant and equipment, principally due
      to differences in depreciation expense                     (669)             (555)
   Intangibles                                                 (2,491)           (2,429)
   Unrealized gain on marketable securities                       (10)              (11)
   Other                                                            --              (30)
                                                            ----------------------------
   Deferred tax liability                                      (3,288)           (3,092)
                                                            ----------------------------
Net deferred tax asset (liability)                          $    (281)         $   (809)
                                                            ============================


     The net current deferred tax assets and net non-current deferred tax liabilities as recorded on the balance sheet as of June 30, 1998 and 1997 are as follows:

                                                     JUNE 30,         June 30,
(Thousands of dollars)                                 1998             1997
                                                   -----------      ------------
Net current deferred tax asset                      $  2,680         $   2,205
Net noncurrent deferred tax liability                 (2,961)           (3,014)
                                                   -----------      ------------
Net deferred tax asset (liability)                  $   (281)        $    (809)

     A valuation allowance has not been recorded because the Company believes that the deferred tax assets will, more likely than not, be realized. This determination is based largely upon the Company's historical earnings trend as well as its ability to carryback reversing items and recover taxes paid in the carryback period. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities associated with such items as depreciation and amortization.

NOTE 18: PRODUCTS, PRINCIPAL CUSTOMERS, AND OPERATIONS BY GEOGRAPHIC AREA

     The Company designs, develops, manufactures, and markets precision measurement and automation systems and components used to enhance production yields in high technology industries. The Company is headquartered in Middlefield, Connecticut, and also has operations in Asslar, Germany; Longmont, Colorado; and in Newbury Park and Sunnyvale, California.

     Sales to Canon Inc. and to Canon Sales Co., Inc., accounted for more than 18% of total Company sales for each of the years ended June 30, 1998, 1997 and 1996. (See note 19.) During 1998, the Company recorded $8.9 million or 9% of current year revenues with the University of California's Lawrence Livermore National Laboratories relating to the facilitation contract. (See note 20.) For the year ended June 30, 1996, sales to a major manufacturer of computer disk drives and related hardware and software accounted for 16% of total Company sales. No other individual customer accounted for more than 10% of total Company sales for any year presented in the accompanying consolidated financial statements.

     Export sales by geographic area were as follows:

                                              Fiscal Year Ended June 30,
(Thousands of dollars)                       1998       1997        1996
                                           ------------------------------
Far east:
Japan                                      $22,284    $21,730     $19,763
Pacific Rim                                 11,348     12,650       4,765
                                           ------------------------------
Total Far East                             $33,632    $34,380     $24,528
Europe and other                             9,387      5,145       2,667
                                           ------------------------------
Total                                      $43,019    $39,525     $27,195
                                           ==============================


NOTE 19: RELATED PARTY TRANSACTIONS

     Sales to Canon Inc., a stockholder, and to Canon Sales Co., Inc., a distributor for certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to approximately $17,626,000 (18% of net sales), $17,564,000 (20% of net sales), and $19,761,000 (34% of net sales), for the years ended June 30, 1998, 1997, and 1996, respectively.

     Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At June 30, 1998, 1997, and 1996, there was approximately, in the aggregate, $1,288,200, $2,345,500, and $3,198,100, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

     Purchases from Technical Instruments - San Francisco, a company controlled by Francis Lundy, an officer of the Company, amounted to approximately $789,800. Prices for products purchased are based on normal terms and conditions.

NOTE 20: MATERIAL CONTRACTS

     On May 9, 1997, the Company announced it had entered into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company will be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"), a $1.2 billion Department of Energy project at LLNL to produce the world's largest laser for nuclear fusion research. The contract provides for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut, operations for a fixed price of nearly $10 million over an 18-month time period. Revenues recognized on this contract in fiscal 1998 amounted to $8,887,000. To accommodate the space required for the NIF facility and provide additional office facilities, the Company has built a 35,500-square-foot building addition at its Middlefield, Connecticut, site.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(Thousands, except per share amounts)


                                                                       FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (1)
                                                        ------------------------------------------------------------------------
                                                          SEPTEMBER 30(5)      DECEMBER 31        MARCH 31          JUNE 30
                                                          ---------------      -----------        --------          -------
Net sales                                                     $24,316            $27,277           $26,901         $ 19,377
Earnings (loss) before taxes and nonrecurring charges         $ 5,214            $ 5,400           $ 5,115         $ (2,726)
Income taxes                                                    1,596              1,711             1,579             (917)
                                                              -------            -------           -------         ---------
Earnings before nonrecurring charges                          $ 3,618            $ 3,689           $ 3,536         $ (1,809)
                                                              =======            =======           =======         =========
Earnings per share before nonrecurring charges: (4)

      Basic (2)                                               $  0.34            $  0.34           $  0.32         $  (0.16)(3)
                                                              =======            =======           =======         =========
      Diluted (2)                                             $  0.30            $  0.30           $  0.29         $  (0.16)(3)
                                                              =======            =======           =======         =========

Net earnings                                                  $ 1,698            $ 3,689           $ 3,536         $ (1,809)
                                                              =======            =======           =======         =========
Net earnings per share: (4)
   Basic (2)                                                  $  0.16            $  0.34           $  0.32         $  (0.16)(3)
                                                              =======            =======           =======         =========
   Diluted (2)                                                $  0.14            $  0.30           $  0.29         $  (0.16)(3)
                                                              =======            =======           =======         =========


                                                                       For the Fiscal Year Ended June 30, 1997 (1)
                                                        ------------------------------------------------------------------------
                                                          September 30(5)     December 31        March 31          June 30
                                                          ---------------     -----------        --------          -------
Net sales                                                     $18,443            $20,810          $22,476          $25,491
Earnings before taxes and nonrecurring charges                $ 4,345            $ 4,873          $ 5,771          $ 6,132
Income taxes                                                    1,206              1,774            2,078            2,103
                                                              -------            -------          -------         ---------
Earnings before nonrecurring charges                          $ 3,139            $ 3,099          $ 3,693          $ 4,029
                                                              =======            =======          =======         =========
Earnings per share before nonrecurring charges: (4)

      Basic                                                   $  0.31            $  0.30          $  0.35          $  0.38
                                                              =======            =======          =======         =========
      Diluted                                                 $  0.26            $  0.26          $  0.31          $  0.33
                                                              =======            =======          =======         =========

Net earnings                                                  $(7,944)           $ 3,099          $ 3,693          $ 4,029
                                                              =======            =======          =======         =========
Net earnings share: (4)
   Basic                                                      $ (0.77)(3)        $  0.30          $  0.35          $  0.38
                                                              =======            =======          =======         =========
   Diluted                                                    $ (0.77)(3)        $  0.26          $  0.31          $  0.33
                                                              =======            =======          =======         =========

----------

(1) The results of Sight Systems, Inc. ("SSI"), which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec was completed; and the results of Technical Instrument Company ("TIC") are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective. Both of Syncotec and TIC were accounted for as purchases.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,503,200, 1,416,300, 1,253,200 and 1,584,000 for the fiscal 1998 quarters ended September 30, December 31, March 31, and June 30, respectively.

(3) Generally accepted accounting principles requires the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(4) The net earnings per share have been restated as a result of the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

(5) Nonrecurring charges include acquisition-related charges of $1,585,000 and $11,083,000 in the first quarter ended September 30, 1997 and 1996, respectively; and failed merger costs of $335,000 in the first quarter ended September 30, 1997.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Zygo Corporation

     Under date of August 7, 1998, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998 as contained in the 1998 annual report to stockholders. In the connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP
Hartford, Connecticut
September 23, 1998

                            ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                              YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                          Balance                                                        Balance
                                        at Beginning                                                      at End
Description                              of Period             Provision           Write-Offs           of Period
-----------                             ------------           ---------           ----------           ---------

YEAR ENDED JUNE 30, 1998*:
  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                             $  814,700           $  131,300           $  192,400           $  753,600

  INVENTORY RESERVE                      $1,477,450           $1,421,700           $  475,650           $2,423,500

Year Ended June  30, 1997**:
  Allowance for Doubtful
    Accounts                             $  733,000           $   15,146           $   20,146           $  728,000

  Inventory Reserve                      $1,321,850           $  395,500           $  239,900           $1,477,450

Year Ended June 30, 1996***:
  Allowance for Doubtful
    Accounts                             $  137,655           $  153,402           $   24,057           $  267,000

  Inventory Reserve                      $  419,147           $  581,253           $   85,350           $  915,050

----------

*    Includes opening balances of SSI

                  Allowance for Doubtful Accounts               $ 86,700

**   Includes opening balances of TIC purchased August 8, 1996

                  Allowance for Doubtful Accounts               $466,000
                  Inventory Reserves                            $406,800

***  1996 restated to include NexStar activity 1996

EXHIBIT INDEX

       EXHIBIT                                                      FORM 10K-405
       NUMBER         DESCRIPION                                    PAGE NUMBER
       ------         ----------                                    -----------

       13.       Annual Report

       21.       Subsidiaries of Registrant

       23.       Accountants' Consent

       24.       Power of Attorney

       27.       Financial Data Schedule