Form 10-Q
period 1998-09-30
ZYGO CORP
filed 1998-11-13
CIK 730716

===============================================================================

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1998

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________________ to _____________________
Commission File Number 0-12944

                                ZYGO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       06-0864500
-------------------------------------------             ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

LAUREL BROOK ROAD, MIDDLEFIELD, CONNECTICUT                     06455
-------------------------------------------             ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               YES _X_     NO___


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                            YES ___     NO __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    11,143,672 Shares of Common Stock, $.10 Par Value, at November 2, 1998

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                     For the Three Months
                                                    Ended September 30, (1)
                                                    ----------------------
                                                      1998         1997
                                                      ----         ----
Net sales                                            $15,438      $24,316
Cost of good sold                                     10,064       12,851
                                                     -------      -------
      Gross profit                                     5,374       11,465

Selling, general and administrative expenses           4,641        3,928
Research, development and engineering expenses         2,271        2,445
Nonrecurring acquisition-related charges                --          1,585
Failed merger costs                                     --            335
Amortization of goodwill and other intangibles           216          142
                                                     -------      -------
      Operating (loss) profit                         (1,754)       3,030
                                                     -------      -------
Other income (expense):
      Interest income                                    310          285
      Miscellaneous (expense), net                       (90)         (21)
                                                     -------      -------
                                                         220          264
                                                     -------      -------
(Loss) earnings before income taxes                   (1,534)       3,294
Income tax (benefit) expense                            (463)       1,596
                                                     -------       ------
Net (loss) earnings (note 1)                         $(1,071)     $ 1,698
                                                     =======      =======
(Loss) earnings per share: (4)
      Basic (2)                                      $  (.10) (3) $   .16
                                                      =======      =======
      Diluted 2)                                     $  (.10) (3) $   .14
                                                      =======      =======
Weighted average number of shares:
      Basic                                           11,063       10,738
                                                      ======       ======
      Diluted                                         11,063       12,241
                                                      ======       ======
-------------

(1) The results of Sight Systems, Inc. which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec not then owned by Zygo was completed.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amount of 1,503,200 in the three months ended September 30, 1997.

(3) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

(4) The net earnings or loss per common share have been restated as a result of the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1998 and June 30, 1998
                        (Thousands, except share amounts)

ASSETS                                          September 30,     June 30,
------                                               1998           1998
                                                -------------     --------
Current Assets:
   Cash and cash equivalents                       $16,169        $22,023
   Marketable securities                            10,855          8,264
   Receivables                                      14,209         16,555
   Inventories:
      Raw materials and manufactured parts           9,089          9,763
      Work in process                                4,073          3,723
      Finished goods                                 1,396            944
                                                   -------        -------
           Total inventories                        14,558         14,430
                                                   -------        -------
   Costs in excess of billings                        --            1,182
   Income taxes receivable                             281           --
   Prepaid expenses and taxes                          845            829
   Deferred income taxes                             2,671          2,680
                                                   -------        -------
           Total current assets                     59,588         65,963
                                                   -------        -------

Property, plant and equipment, at cost              31,541         30,690
Less accumulated depreciation                       15,555         15,001
                                                   -------        -------
   Net property, plant and equipment                15,986         15,689
                                                   -------        -------
Goodwill and other intangible assets, net            8,346          8,524
Other assets                                           826            829
                                                   -------        -------
           Total assets                            $84,746        $91,005
                                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $ 4,090        $ 5,993
   Accrued expenses and customer progress payments   5,792          9,542
   Billings in excess of costs                         495           --
   Federal and state income taxes                     --              343
                                                   -------        -------
           Total current liabilities                10,377         15,878
                                                   -------        -------

Deferred income taxes                                2,961          2,961

Stockholders' Equity:
   Common stock, $.10 par value per share:
    15,000,000 shares authorized; 11,339,272
    shares issued (11,217,942 at June 30, 1998)      1,134          1,122
   Additional paid-in capital                       42,471         42,267
   Retained earnings  (note 1)                      27,992         29,063
   Currency translation effects                         84              1
   Net unrealized gain on marketable securities         28             14
                                                   -------        -------
                                                    71,709         72,467

   Less treasury stock, at cost; 207,600 shares        301            301
                                                   -------        -------
           Total stockholders' equity               71,408         72,166
                                                   -------        -------
           Total liabilities and stockholders'
            equity                                 $84,746        $91,005
                                                   =======        =======

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended September 30, 1998 and 1997
                           (Thousands of dollars)

                                                          1998          1997
 Cash provided by (used for) operating activities:        ----          ----
      Net earnings (loss) (note 1)                     $(1,071)       $ 1,698
      Adjustments to reconcile net earnings
       (loss) to cash provided by (used for)
       operating activities:
         Depreciation and amortization                   1,047            805
         Deferred income taxes                               0              0
         Loss on disposal of assets                         99             68
         Nonrecurring in-process R&D                         0            879
         Gain on sale of marketable securities               0            (20)
         Changes in operating accounts:
            Receivables                                  2,346          2,790
            Costs in excess of billings                  1,677         (1,021)
            Inventories                                   (128)        (1,838)
            Prepaid expenses                               (16)           183
            Accounts payable and accrued expenses       (6,195)        (2,064)
                                                       -------        -------
         Net cash provided by (used for)
          operating activities                          (2,241)         1,480
                                                       -------        -------
Cash provided by (used for) investing activities:
      Additions to property, plant and equipment        (1,262)        (2,026)
      Investment in marketable securities               (4,363)          (509)
      Investment in other assets                             0           (156)
      Acquisition of business                                0         (1,268)
      Proceeds from maturity of marketable
       securities                                        1,795          2,400
      Cash acquired from acquisitions                        0          2,059
                                                       -------        -------
         Net cash provided by (used for)
          investing activities                          (3,830)           500
                                                       -------        -------

Cash provided by (used for) financing activities:
      Repayment of long-term debt                            0              0
      Exercise of employee stock options                   217            270
                                                       -------        -------
         Net cash provided by (used for)
          financing activities                             217            270
                                                       -------        -------
Net increase (decrease) in cash and
   cash equivalents                                     (5,854)         2,250
Cash and cash equivalents, beginning of year            22,023         10,981
                                                       -------        -------
Cash and cash equivalents, end of quarter              $16,169        $13,231
                                                       =======        =======

The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1998 Annual Report on Form 10-K405 including items incorporated by reference herein.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: New Accounting Pronouncements

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or shareholders' equity. Comprehensive income (loss) is defined as net income plus nonshareholder direct adjustments to shareholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to the Company's marketable equity securities.

For the three months ended September 30, 1998 and 1997, total comprehensive losses and income amounted to $974,000 and $1,716,000, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard changes the criteria used to determine the segments for which SEC registrants must report information. The statement is effective for both interim and annual financial statements for periods beginning after December 15, 1997; however, this statement need not be applied to interim financial statements in the initial year of its application. The Company intends to adopt SFAS No. 131 for the fiscal year ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales in the three months ended September 30, 1998 totaled $15,438,000 a decrease of $8,878,000 or 37% from $24,316,000 in the three months ended September 30, 1997. Net sales of the Company's instruments and systems decreased by 45% to approximately $9,412,000 and net sales of its modules and components totaled approximately $6,026,000, a decrease of 15% from the comparable quarter in the prior year. Net sales of both instruments and systems and modules and components were significantly impacted by the Asian economic environment combined with the prolonged downturn in the semiconductor and data storage industries.

Gross profit for the three months ended September 30, 1998, amounted to $5,374,000, a decrease of $6,091,000 from gross profit of $11,465,000 for the comparable prior year period. For the three months ended September 30, 1998, gross profit as a percentage of sales amounted to 35%, a decrease of 12 percentage points from gross profit as a percentage of sales of 47% in the three months ended September 30, 1997. The decrease in gross profit and gross profit as a percentage of sales were primarily due to volume shortfalls and the associated underutilization of the Company's manufacturing facilities. Pricing pressures, most notably in the mask metrology sector, also impacted current margin levels.

Selling, general and administrative expenses in the three months ended September 30, 1998, amounted to $4,641,000, an increase of $713,000 from $3,928,000 in the three months ended September 30, 1997. This increase was primarily due to the recording of $900,000 of bad debt expense associated with the establishment of an allowance for doubtful accounts relating to contracts in process with StorMedia Inc. and its affiliates which filed for Chapter 11 protection with the U.S. Bankruptcy Court on October 11, 1998. This increase was partially offset by the impact of cost reduction actions initiated early in the quarter. As a percentage of sales, selling, general and administrative expenses increased in the three months ended September 30, 1998, to 30% as compared to 16% in the comparable prior year period.

Research, development, and engineering ("R&D") expenses in the three months ended September 30, 1998, totaled $2,271,000 or 15% of sales, as compared to $2,445,000 or 10% of sales in the comparable prior year period. The decrease in R&D expenses primarily resulted from cost reduction actions taken during the quarter. Management has focused considerable attention on ensuring that appropriate cost reductions be implemented while at the same time investing in activities which will enhance long-term benefits to the Company.

The Company's operating loss in the three months ended September 30, 1998, was $1,754,000, as compared to an operating profit of $3,030,000, which included nonrecurring charges of $1,920,000 reported in the three months ended September 30, 1997.

The Company reported a net loss of $1,071,000 in the three months ended September 30, 1998 versus net income of $1,698,000 in the year earlier period ended September 30, 1997, which included $1,920,000 of nonrecurring charges. The net loss in the most recent quarter was largely due to the adjustments made with regard to the StorMedia filing which were partially offset by the impact of cost reductions taken late in the fourth quarter of fiscal 1998 and early in the first quarter of fiscal 1999. The net loss on a per share basis was $(.10) for the quarter ending September 30, 1998 compared with net earnings per share in the comparable prior year period of $.14 which included certain nonrecurring charges.

Financial Condition

At September 30, 1998, working capital was $49,211,000, a decrease of $874,000 from the amount reported at June 30, 1998. The Company had cash and cash equivalents of $16,169,000 and marketable securities amounting to $10,855,000 for a total of $27,024,000 at September 30, 1998, a decrease of $3,263,000 from the amount of cash and cash equivalents and marketable securities at June 30, 1998. Receivables decreased by $2,346,000 and inventory increased by $128,000 from the amounts reported at June 30, 1998. The receivables decrease was due primarily to lower sales volume in the quarter. Accounts payable decreased by $1,903,000 in the first quarter of fiscal 1999 to $4,090,000 primarily as a result of lower activity levels. Accrued liability decreases resulted from the payment of June 30, 1998 accruals in the first quarter in combination with lower activity levels. As of September 30, 1998, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Backlog at September 30, 1998 totaled $25,520,000 an increase of $1,110,000 or 5% from June 30, 1998 and a decrease of $18,245,000 or 42% from September 30, 1997. While the Company continued to experience softness in orders in the first quarter for its instruments and systems due to very difficult market conditions in the semiconductor and data storage markets, the Company had a positive book-to-bill ratio at 1.07 in the quarter ended September 30, 1998. The backlog of the Company's instrument and systems at September 30, 1998 increased by $2,957,000 or 22% from that at June 30, 1998. The backlog of the Company's modules and components decreased by $1,847,000 or 17% from the quarter earlier. While sales of the Company's products remain somewhat dependent upon macro economic conditions in the markets the Company serves, which cannot be accurately predicted, the Company's strong financial position and actions taken by the Company to reduce our cost structure and broaden our technology, market and product base, should allow us to improve our competitive position and financial performance in the future as these depressed markets improve.

Year 2000

As discussed in the Company's Annual Report for June 30, 1998 filed on Form 10-K405, the Company is currently working to minimize the potential impact of the Year 2000 software anomaly on the processing of date-sensitive information by the Company's computerized information systems, as well as any supplier and customer date-sensitive information transferred to or by the Company. The Company's products only use the date function of the underlying computer system to date-stamp data files collected during the measurement process.

Based on an assessment of the systems, the cost of addressing potential problems is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers, and suppliers are unable to resolve such processing issues on a timely basis, the Company's financial condition and results of operations could be adversely affected. Accordingly, the Company has been executing a plan in order to attempt to resolve the significant Year 2000 issues in a timely manner.

Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is year 2000 compliant, or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate. Should either the Company's internal systems of one or more significant suppliers or customers fail to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming year 2000 compliant prove to be materially inaccurate, the Company's business and its results of operations could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company currently does not deal in derivative financial or commodity instruments for the purpose of managing financial exposures related to interest rates, foreign currency exchange rates, commodity prices or other market risks.

Forward Looking Statements

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


                                                  Zygo Corporation
                                     ------------------------------------------
                                                    (Registrant)



                                     /s/ GARY  K. WILLIS
                                     ------------------------------------------
                                         Gary K. Willis
                                         President and Chief Executive Officer



                                     /s/ KEVIN  M. MCGUANE
                                     ------------------------------------------
                                         Kevin M. McGuane
                                         Vice President Finance, Treasurer, and
                                         Chief Financial Officer

Date:  November 13, 1998

                                  EXHIBIT INDEX

Exhibit      Description                                           Page
-------      -----------                                           ----

27           Financial Data Schedule for the quarterly report,
              on Form 10-Q, for the period ended
              September 30, 1998.