Form 10-Q
period 1998-12-31
ZYGO CORP
filed 1999-02-09
CIK 730716

================================================================================


              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

_X_   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended December 31, 1998

                                       or

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

           11,375,272 Common Stock, $.10 Par Value at February 4, 1999


================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Thousands, except per share amounts)


                                                         For the Three Months               For the Six Months
                                                        Ended December 31, (1)            Ended December 31, (1)
                                                      -------------------------          ------------------------
                                                      1998                 1997          1998                1997
                                                      ----                 ----          ----                ----
Net sales                                            $15,979             $27,277        $31,417            $51,593
Cost of good sold                                      9,860              15,701         19,924             28,552
                                                     -------             -------        -------            -------

     Gross profit                                      6,119              11,576         11,493             23,041

Selling, general and administrative expenses           3,982               3,620          8,623              7,548
Research, development and engineering expenses         2,562               2,465          4,833              4,910
Nonrecurring acquisition-related charges                   0                   0              0              1,585
Failed merger costs                                        0                   0              0                335
Amortization of goodwill and other intangibles           277                 196            493                338
                                                     -------             -------        -------            -------
     Operating (loss) profit                            (702)              5,295         (2,456)             8,325
                                                     -------             -------        -------            -------
Other income (expense):
     Interest income                                     313                 240            624                525
     Miscellaneous (expense), net                        (23)               (135)          (114)              (156)
                                                     -------             -------        -------            -------
                                                         290                 105            510                369
                                                     -------             -------        -------            -------
(Loss) earnings before income taxes                     (412)              5,400         (1,946)             8,694
Income tax (benefit) expense                             (76)              1,711           (539)             3,307
                                                     -------             -------        -------            -------

Net (loss) earnings (note 1)                         $  (336)            $ 3,689        $(1,407)           $ 5,387
                                                     =======             =======        =======            =======

(Loss) earnings per share (4):
     Basic (2)                                       $  (.03) (3)        $   .34        $  (.13) (3)       $   .50
                                                     =======             =======        =======            =======
     Diluted (2)                                     $  (.03) (3)        $   .30        $  (.13) (3)       $   .44
                                                     =======             =======        =======            =======
Weighted average number of shares:
     Basic                                            11,158              10,921         11,110             10,816
                                                     =======             =======        =======            =======
     Diluted                                          11,158              12,338         11,110             12,275
                                                     =======             =======        =======            =======


-------------

(1) The results of Sight Systems, Inc. which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec not then owned by Zygo was completed.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,417,000 in the three months ended December 31, 1997 and 1,459,000 in the six months ended December 31, 1997.

(3) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

(4) The net earnings or loss per common share have been restated as a result of the adoption of Statement of Financial Accounting Standards No 128, Earnings per Share.

                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1998 and June 30, 1998
                        (Thousands, except share amounts)


ASSETS                                                  December 31,    June 30,
------                                                      1998          1998
                                                        ------------    --------
Current Assets:
  Cash and cash equivalents                                $14,660      $22,023
  Marketable securities                                      9,468        8,264
  Receivables                                               11,426       16,555
  Inventories:
    Raw materials and manufactured parts                     9,878        9,763
    Work in process                                          3,497        3,723
    Finished goods                                           1,540          944
                                                           -------      -------
      Total inventories                                     14,915       14,430
                                                           -------      -------
    Costs in excess of billings                              2,049        1,182
    Income taxes receivable                                    633         --
    Prepaid expenses and taxes                                 587          829
    Deferred income taxes                                    2,696        2,680
                                                           -------      -------
      Total current assets                                  56,434       65,963
                                                           -------      -------

Property, plant and equipment, at cost                      31,804       30,690
Less accumulated depreciation                               16,265       15,001
                                                           -------      -------
    Net property, plant and equipment                       15,539       15,689
                                                           -------      -------
Goodwill and other intangible assets, net                   10,156        8,524
Other assets                                                   896          829
                                                           -------      -------
      Total assets                                         $83,025      $91,005
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                       $ 3,509      $ 5,993
    Accrued expenses and customer progress payments          5,455        9,542
    Federal and state income taxes                            --            343
                                                           -------      -------
      Total current liabilities                              8,964       15,878
                                                           -------      -------

Deferred income taxes                                        2,961        2,961

Stockholders' Equity:
    Common stock, $.10 par value per share:
    15,000,000 shares authorized; 11,374,522
    shares issued (11,217,942 at June 30, 1998)              1,137        1,122
    Additional paid-in capital                              42,532       42,267
    Retained earnings (note 1)                              27,656       29,063
    Currency translation effects                                84            1
    Net unrealized (loss) gain on marketable securities         (8)          14
                                                           -------      -------
                                                            71,401       72,467
    Less treasury stock, at cost; 207,600 shares               301          301
                                                           -------      -------
      Total stockholders' equity                            71,100       72,166
                                                           -------      -------
      Total liabilities and stockholders' equity           $83,025      $91,005
                                                           =======      =======

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1998 and 1997
                             (Thousands of dollars)


                                                              1998        1997
                                                              ----        ----

Cash provided by (used for) operating activities:
  Net (loss) earnings (note 1)                              $(1,407)    $ 5,387
  Adjustments to reconcile net (loss) earnings to cash
    provided by (used for) operating activities:
      Depreciation and amortization                           2,049       1,652
      Loss on disposal of assets                                108         232
      Nonrecurring in-process R&D                                 0         879
      Gain on sale of marketable securities                     (35)        (70)
      Changes in operating accounts:
        Receivables                                           5,128         984
        Costs in excess of billings                            (866)       (390)
        Inventories                                            (486)     (1,859)
        Prepaid expenses                                        242         315
        Accounts payable and accrued expenses                (7,465)     (1,847)
                                                            -------     -------
    Net cash (used for) provided by operating activities     (2,732)      5,283
                                                            -------     -------
Cash (used for) provided by investing activities:
  Additions to property, plant and equipment                 (1,492)     (4,684)
  Investment in marketable securities                        (9,113)     (2,704)
  Investment in other assets                                 (2,212)       (345)
  Acquisition of business                                         0      (1,268)
  Proceeds from sale of marketable securities                 5,361       2,208
  Proceeds from maturity of marketable securities             2,545       4,805
  Cash acquired from acquisitions                                 0       2,059
                                                            -------     -------
    Net cash (used for) provided by investing activities     (4,911)         71
                                                            -------     -------
Cash provided by financing activities:
  Repayment of long-term debt                                     0           0
  Exercise of employee stock options                            280         480
                                                            -------     -------
    Net cash provided by financing activities                   280         480
                                                            -------     -------
Net (decrease) increase in cash and cash equivalents         (7,363)      5,834
Cash and cash equivalents, beginning of year                 22,023      10,981
                                                            -------     -------
Cash and cash equivalents, end of quarter                   $14,660     $16,815
                                                            =======     =======

-------------

The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1998 Annual Report on Form 10-K405 including items incorporated by reference herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive losses totaled $372,000 and $1,346,000 in the three-month and six-month periods ended December 31, 1998, respectively, as compared to comprehensive income of $3,679,000 and $5,395,000 in the comparable prior-year periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard changes the criteria used to determine the segments for which SEC registrants must report information. The statement is effective for both interim and annual financial statements for periods beginning after December 15, 1997; however, this statement need not be applied to interim financial statements in the initial year of its application. The Company intends to adopt SFAS No. 131 for the fiscal year ending
June 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of $15,979,000 for the three months and $31,417,000 for the six months ended December 31, 1998, decreased by $11,298,000 or 41% and $20,176,000 or 39%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems decreased by 33% to $11,382,000 from the comparable quarter in the prior fiscal year. The Company's sales continue to be impacted by the Asian economic environment and weak semiconductor and data storage markets. Net sales of modules and components decreased by 55% to $4,597,000 in the second quarter of fiscal 1999 from $10,184,000 in the comparable quarter in fiscal 1998 which included $3.2 million of facilitization revenues recorded by the Company on the NIF facility contract with Lawrence Livermore National Laboratory. Net sales of the Company's instruments and systems and net sales of modules and components decreased by $13,539,000 or 39% and $6,637,000 or 38%, respectively, for the six months ended December 31, 1998 as compared to the six-month period ended December31, 1997.

Gross profit for the three months and six months ended December 31, 1998, amounted to $6,119,000 and $11,493,000, respectively, a decrease of $5,457,000 and $11,548,000 from the comparable prior year periods. Gross profit as a percentage of sales for the quarter and six months ended December 31, 1998, amounted to 38% and 37%, respectively, a decrease of 4 and 8 percentage points, respectively, from gross profit as a percentage of sales of 42% and 45%, respectively, for the three months and six months ended December 31, 1997. The decrease in gross profit and gross profit as a percentage of sales were primarily due to volume shortfalls and the associated under utilization of the Company's manufacturing facilities. Pricing pressures and the resulting discounting also continued to impact margin levels, most notably in the mask metrology sector.

Selling, general and administrative expenses of $3,982,000 and $8,623,000, respectively, in the three months and six months ended December 31, 1998, increased by $362,000 or 10%, and $1,075,000 or 14%, respectively, from the same periods the year earlier. The increases in the three-month period ended December 31, 1998 primarily included costs associated with creating additional infrastructure, most notably for the Company's new Atomic Force Microscope products. The six month period ended December 31, 1998 was also impacted by bad debt expenses associated with the establishment of an allowance for doubtful accounts relating to contracts associated with StorMedia Inc. during the first quarter. As a percentage of sales, selling, and general and administrative expenses increased in the three months and six months ended December 31, 1998, to 25% and 27%, respectively, as compared to 13% and 15%, respectively, in the comparable prior year period.

Research, development and engineering expenses ("R&D") amounted to $2,562,000 or 16% of sales and $4,833,000 or 15% of sales, respectively, for the three months and six months ended December 31, 1998. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $2,465,000 or 9% of sales and $4,910,000 or 10% of sales, respectively. The Company's management continues to focus considerable attention on projects which will enhance the Company's product offering and should provide long-term benefits to the Company.

The Company recorded an operating loss in the three months ended December 31, 1998 totaling $702,000, as compared to operating profit in the comparable prior year period of $5,295,000. Excluding the nonrecurring charges for both periods, the Company's operating loss in the six months ended December 31, 1998 was $2,456,000, as compared to operating profit of $10,245,000 in the six months ended December 31, 1997. Including the nonrecurring charges for both periods, the Company reported an operating loss of $2,456,000 for the six months ended December 31, 1998 as compared with an operating profit of $8,325,000 in the comparable prior year period.

The Company recorded a net loss of $336,000 in the three-month period ended December 31, 1998, as compared to net income of $3,689,000 reported in the three-month period ended December 31, 1997. The Company reported diluted per share earnings of $(.03) in the quarter ended December 31, 1998, as compared to diluted per share earnings of $.30 in the comparable quarter in the prior year. Excluding nonrecurring charges, a net loss for the first half of fiscal 1999 totaled $1,407,000, as compared to a net profit of $7,307,000 in the first half of fiscal 1998. Diluted earnings per share for the first half of fiscal 1999, excluding the nonrecurring charges, were $(.13), as compared to $.60 in the first half of fiscal 1998. Including the nonrecurring charges, the Company reported a net loss of $1,407,000 or $(.13) per share for the first half of fiscal 1999, as compared to a net profit in the comparable prior period of $5,387,000 or $.44 per share.


Financial Condition

At December 31, 1998, working capital was $47,470,000, a decrease of $2,615,000 from the amount at June 30, 1998 and $1,741,000 from September 30, 1998 levels. The Company at December 31, 1998 had cash and cash equivalents of $14,660,000 and marketable securities of $9,468,000 for a total of $24,128,000, a decrease of $2,896,000 from September 30, 1998. The decrease in working capital in the quarter was principally due to decreases in the levels of cash and cash equivalents, and of accounts receivable, due to lower sales levels. During the quarter, the Company entered into a worldwide distribution agreement with IBM which allows for exclusive marketing and servicing rights for its Atomic Force Microscope line of business. To secure this relationship, the Company made a cash payment to IBM in the quarter. During the year, the Company has utilized a portion of its cash position to fund its capital plan. Capital expenditures of $1,492,000 were incurred during the first six months of fiscal 1999 representing a 68% decrease when compared to the same period in 1998. As of December 31, 1998, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at December 31, 1998 totaled $23,088,000, a decrease of 36% from the backlog at December 31, 1997. Management remains concerned with the Asian currency crisis and the resultant uncertainty in demand for data storage and semiconductor components which has led customers in those sectors to hold back their capital spending plans affecting orders for the Company's equipment.


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

Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant, or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate. Should either the Company's internal systems or those of one or more significant suppliers or customers fail to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming Year 2000 compliant prove to be materially inaccurate, the Company's business and its results of operations could be adversely affected.


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


                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 17, 1998. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1 - Election of Board of Directors

        To elect nine directors for the ensuing year. The following individuals, all of whom were Company directors immediately prior to the vote, were elected as a result of the following vote:

                                                For                  Against
                                                ---                  -------
              Michael R. Corboy              9,122,979               166,123
              Paul F. Forman                 9,123,729               165,373
              Seymour E. Liebman             9,123,512               165,590
              Robert G. McKelvey             9,124,429               164,673
              Paul W. Murrill                9,124,779               164,323
              John R. Rockwell               9,122,979               166,123
              Robert B. Taylor               9,126,119               162,983
              Gary K. Willis                 9,119,714               169,388
              Carl A. Zanoni                 9,119,929               169,173

     There were no other matters submitted to a vote of the Company's stockholders.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 27.  Financial Data Schedule.

(b)     None.

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


                                                      ZYGO CORPORATION
                                           -------------------------------------
                                                        (Registrant)


                                           /s/ GARY K. WILLIS
                                           -------------------------------------
                                           Gary K. Willis
                                           Chairman and Chief Executive Officer


                                           /s/ KEVIN M. McGUANE
                                           -------------------------------------
                                           Kevin M. McGuane
                                           Vice President Finance, Treasurer,
                                            and Chief Financial Officer




Date:  February 4, 1999

                                  EXHIBIT INDEX

Exhibit                            Description                          Page
-------                            -----------                          ----

  27          Financial Data Schedule for the quarterly report on
               Form 10-Q for the period ended December 31, 1998.