Form 10-Q
period 1999-03-31
ZYGO CORP
filed 1999-05-14
CIK 730716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


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

        11,402,422 Shares of Common Stock, $.10 Par Value at May 10, 1999

================================================================================


                                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Thousands, except per share amounts)


                                                            For the Three Months         For the Nine Months
                                                             Ended March 31,(1)           Ended March 31,(1)
                                                            --------------------        --------------------
                                                             1999          1998          1999         1998
                                                            -------      -------        -------      -------
Net sales ..............................................    $13,056      $26,901        $44,473      $78,494
Cost of goods sold .....................................     10,143       14,345         30,067       42,897
                                                            -------      -------        -------      -------
         Gross profit ..................................      2,913       12,556         14,406       35,597

Selling, general and administrative expenses ...........      5,991        4,776         14,614       12,324
Research, development and engineering expenses .........      2,314        2,596          7,147        7,507
Nonrecurring acquisition-related charges ...............       --           --             --          1,585
Failed merger costs ....................................       --           --             --            335
Amortization of goodwill and other intangibles .........        403          197            896          535
                                                            -------      -------        -------      -------
         Operating (loss) profit .......................     (5,795)       4,987         (8,251)      13,311
                                                            -------      -------        -------      -------
Other income (expense):
         Interest income ...............................        247          272            871          797
         Miscellaneous (expense), net ..................        (39)        (144)          (153)        (300)
                                                            -------      -------        -------      -------
                                                                208          128            718          497
(Loss) earnings before income taxes ....................     (5,587)       5,115         (7,533)      13,808
Income tax (benefit) expense ...........................     (1,789)       1,579         (2,328)       4,886
                                                            -------      -------        -------      -------
Net (loss) earnings (note 1) ...........................    $(3,798)     $ 3,536        $(5,205)     $ 8,922
                                                            =======      =======        =======      =======
(Loss) earnings per common share (4):
         Basic (2) .....................................    $  (.34)(3)  $   .32        $  (.47)(3)  $   .82
                                                            =======      =======        =======      =======
         Diluted (2) ...................................    $  (.34)(3)  $   .29        $  (.47)(3)  $   .73
                                                            =======      =======        =======      =======
Weighted average number of shares:
         Basic .........................................     11,179       10,939         11,133       10,857
                                                            =======      =======        =======      =======
         Diluted .......................................     11,179       12,192         11,133       12,248
                                                            =======      =======        =======      =======

-------------

(1)  The results of Sight Systems, Inc., which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH
     ("Syncotec")are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec not then owned by Zygo was completed.

(2)  The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,253,000 in the three months ended March 31, 1998 and 1,391,000 in the nine months ended March 31, 1998.

(3)  As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

(4)  The net earnings per common share have been restated as a result of the adoption of Statement of
     Financial Accounting Standards No 128, Earnings per Share.


                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)


                                                            March 31,   June 30,
                                                              1999        1998
                                                            --------    --------
ASSETS

Current Assets:
  Cash and cash equivalents .............................   $ 14,219    $ 22,023
  Marketable securities .................................      8,427       8,264
  Receivables ...........................................     10,930      16,555
  Inventories:
      Raw materials and manufactured parts ..............      7,439       9,763
      Work in process ...................................      4,811       3,723
      Finished goods ....................................      1,516         944
                                                            --------    --------
             Total inventories ..........................     13,766      14,430
                                                            --------    --------
  Costs in excess of billings ...........................      1,205       1,182
  Income taxes receivable ...............................      2,442           0
  Prepaid expenses and taxes ............................        916         829
  Deferred income taxes .................................      2,709       2,680
                                                            --------    --------
             Total current assets .......................     54,614      65,963
                                                            --------    --------
Property, plant and equipment, at cost ..................     32,800      30,690
Less accumulated depreciation ...........................     16,913      15,001
                                                            --------    --------
  Net property, plant and equipment .....................     15,887      15,689
                                                            --------    --------
Goodwill and other intangible assets, net ...............      9,925       8,524
Other assets ............................................      1,042         829
                                                            --------    --------
             Total assets ...............................   $ 81,468    $ 91,005
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ......................................   $  3,830       5,993
  Accrued expenses and customer progress payments .......      7,442       9,542
  Federal and state income taxes ........................          0         343
                                                            --------    --------
             Total current liabilities ..................     11,272      15,878
                                                            --------    --------
Deferred income taxes ...................................      2,961       2,961

Stockholders' Equity:
  Common stock, $.10 par value per share:
    15,000,000 shares authorized; 11,399,422
    shares issued (11,217,942 at June 30, 1998) .........      1,140       1,122
  Additional paid-in capital ............................     42,580      42,267
  Retained earnings .....................................     23,858      29,063
  Currency translation effects ..........................        (14)          1
  Net unrealized (loss) gain on marketable securities ...        (28)         14
                                                            --------    --------
                                                              67,536      72,467
  Less treasury stock, at cost; 207,600 shares ..........        301         301
                                                            --------    --------
             Total stockholders' equity .................     67,235      72,166
                                                            --------    --------
             Total liabilities and stockholders' equity .   $ 81,468    $ 91,005
                                                            ========    ========

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Nine Months Ended March 31, 1999 and 1998
                                     (Thousands of dollars)

                                                                           1999          1998
                                                                         --------      --------
Cash (used for) provided by
  operating activities:
      Net (loss) earnings (note 1) .................................     $ (5,205)     $  8,922
      Adjustments to reconcile net (loss) earnings to cash
       provided by (used for) operating activities:
           Depreciation and amortization ...........................        3,175         2,536
           Loss on disposal of assets ..............................          308           206
           Nonrecurring in-process R&D .............................            0           879
           Gain on sale of marketable securities ...................          (38)          (70)
           Changes in operating accounts:
               Receivables .........................................        5,625          (133)
               Costs in excess of billings .........................          (23)          345
               Inventories .........................................          664        (2,680)
               Prepaid expenses ....................................          (87)          393
               Accounts payable and accrued expenses ...............       (7,064)        1,522
                                                                         --------      --------
           Net cash (used for) provided by operating activities ....       (2,645)       11,920
                                                                         --------      --------
Cash (used for) provided by
  investing activities:
      Additions to property, plant and equipment ...................       (3,026)       (7,678)
      Investment in marketable securities ..........................      (11,363)       (3,480)
      Investment in other assets ...................................       (2,262)         (512)
      Acquisition of business ......................................            0        (1,268)
      Proceeds from sale of marketable securities ..................        8,616         2,208
      Proceeds from maturity of marketable securities ..............        2,545         5,765
      Cash acquired from acquisitions ..............................            0         2,059
                                                                         --------      --------
           Net cash (used for) provided by investing activities ....       (5,490)       (2,906)
                                                                         --------      --------
Cash provided by (used for)
  financing activities:
      Repayment of long-term debt ..................................            0             0
      Exercise of employee stock options ...........................          331           550
                                                                         --------      --------
           Net cash provided by financing activities ...............          331           550
                                                                         --------      --------
Net (decrease) increase in cash and cash equivalents ...............       (7,804)        9,564
Cash and cash equivalents, beginning of year .......................       22,023        10,981
                                                                         --------      --------
Cash and cash equivalents, end of quarter ..........................     $ 14,219      $ 20,545
                                                                         ========      ========


The interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1998 Annual Report on Form 10-K405 including items incorporated by reference herein.

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

Comprehensive losses totaled $3,916,000 and $5,262,000 in the three-month and nine-month periods ended March 31, 1999, respectively, as compared to comprehensive income of $3,516,000 and $8,911,000 in the comparable prior-year periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales of $13,056,000 for the three months and $44,473,000 for the nine months ended March 31, 1999, decreased by $13,845,000 or 51% and $34,021,000 or 43%, respectively, from the net sales in the comparable prior-year periods. Net sales of the Company's instruments and systems decreased by 47% to $9,508,000 for the three months ended March 31, 1999 from the comparable quarter in the prior fiscal year. The Company's sales continue to be adversely impacted by the Asian economic environment and weak semiconductor and data storage markets. Net sales of modules and components decreased by 60% to $3,548,000 in the third quarter of fiscal 1999 from $8,800,000 in the comparable quarter in fiscal 1998 which included $1,700,000 of facilitization revenues recorded by the Company on the NIF facility contract with Lawrence Livermore National Laboratory. Net sales of the Company's instruments and systems and net sales of modules and components decreased by $22,146,000 or 42% and $11,879,000 or 46%, respectively, for the nine months ended March 31, 1999 as compared to the nine-month period ended March 31, 1998.

Gross profit for the three months and nine months ended March 31, 1999, amounted to $2,913,000 and $14,406,000, respectively, a decrease of $9,643,000 and
$21,191,000 from the comparable prior year periods. Gross profit as a percentage of sales for the quarter and nine months ended March 31, 1999, amounted to 22% and 32%, respectively, a decrease of 25 and 13 percentage points, respectively, from gross profit as a percentage of sales of 47% and 45%, respectively, for the three months and nine months ended March 31, 1998. The decrease in gross profit and gross profit as a percentage of sales were primarily due to volume shortfalls and the associated under utilization of the Company's manufacturing facilities. Pricing pressures and the resulting discounting also continued to impact margin levels. Additionally, third quarter results were impacted by $1.1 million of inventory write-offs.

Selling, general and administrative expenses of $5,991,000 and $14,614,000, respectively, in the three months and nine months ended March 31, 1999, increased by $1,215,000 or 25%, and $2,290,000 or 19%, respectively, from the same periods the year earlier. The increases in the three-month period ended March 31, 1999 included $2.2 million of costs associated with creating additional infrastructure, consolidation of operations, and severance costs. The nine- month period ended March 31, 1999 was also impacted by bad debt expenses associated with the establishment of an allowance for doubtful accounts relating to contracts associated with StorMedia Inc. during the first quarter. As a percentage of sales, selling, and general and administrative expenses increased in the three months and nine months ended March 31, 1999, to 46% and 33%, respectively, as compared to 18% and 16%, respectively, in the comparable prior year period.

Research, development and engineering expenses ("R&D") amounted to $2,314,000 or 18% of sales and $7,147,000 or 16% of sales, respectively, for the three months and nine months ended March 31, 1999. In the comparable three- and nine-month periods in the prior year, R&D expenses totaled $2,596,000 or 10% of sales and $7,507,000 or 10% of sales, respectively. During the 1999 quarter, consolidations and cost reduction efforts were targeted in this functional area. These initiatives were made possible as a result of the completion of several R&D programs and the introduction of the resulting new products. The Company's management continues to focus its attention on projects which will enhance the Company's product offering and provide long-term benefits to the Company.

The Company recorded an operating loss in the three months ended March 31, 1999 totaling $5,795,000, as compared to operating profit in the comparable prior year period of $4,987,000. On a year-to-date basis, the Company reported an operating loss of $8,251,000 for the nine months ended March 31, 1999 as compared with an operating profit of $13,311,000 in the comparable prior year period.

The Company recorded a net loss of $3,798,000 in the three months ended March 31, 1999, as compared to net income of $3,536,000 reported in the three months ended March 31, 1998. The Company reported a net loss of $(.34) per share in the quarter ended March 31, 1999, as compared to diluted per share earnings of $.29 in the comparable quarter in the prior year. The Company reported a net loss of $5,205,000 or $(.47) per share for the first nine months of fiscal 1999, as compared to a net profit in the comparable prior period of $8,922,000 or $.73 per share.

FINANCIAL CONDITION

At March 31, 1999, working capital was $43,342,000, a decrease of $6,743,000 from the amount at June 30, 1998 and $4,128,000 from December 31, 1998 levels. The Company at March 31, 1999 had cash and cash equivalents of $14,219,000 and marketable securities of $8,427,000 for a total of $22,646,000, a decrease of $1,482,000 from December 31, 1998. The decrease in working capital in the quarter was principally due to decreases in the levels of cash and cash equivalents, and of accounts receivable, due to lower sales levels. During the second quarter, the Company entered into a worldwide distribution agreement with IBM which allows for exclusive marketing and servicing rights for its Atomic Force Microscope line of business. To secure this relationship, the Company made a cash payment to IBM in that quarter. During the year, the Company has utilized a portion of its cash position to fund its capital plan. Capital expenditures of $3,026,000 were incurred during the first nine months of fiscal 1999. This compares with capital spending levels of $7,678,000 in 1998. As of March 31, 1999, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs. At March 31, 1999, the Company and its subsidiaries have significant purchase commitments to certain vendors totaling approximately $14.0 million.

The Company's backlog at March 31, 1999 totaled $26,954,000, an increase of 17% from the backlog at December 31, 1998. The increase in the Company's backlog from the $23,088,000 at December 31, 1998 resulted from increased order activity for automation systems, as well as the Company's first orders for its new Atomic Force Microscope products.

YEAR 2000

STATE OF READINESS, COSTS AND RISK ASSESSMENTS:

The Company is continuing to work at each of it's sites to reduce the impact of the Year 2000 software anomaly on the processing of date sensitive information by the Company's computerized information systems, as well as supplier and customer date-sensitive information transferred to or by the Company.

The work has addressed our products, product design tools, manufacturing tools, information systems, business infrastructure, material and service suppliers and our customers.

Products:
The Company's products only use the date function of the underlying computer system to date-stamp data files collected during the measurement process. Representative systems have been tested using a test scenario published by an industry trade organization that many of our customers support. Our current products pass these tests. Older products may have underlying computers that are not listed as Y2K compliant by their manufacturers. After installing patches or upgrading as recommended by Zygo or the computer's manufacturer (as listed on the Company's Y2K web site), these products appear to be Y2K ready when tested with the trade organization's test scenario. The cost to assist our customers ensure that products will continue to operate in the 21st century have been insignificant and are not anticipated to become significant.

Product design tools:
This equipment and associated software have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready, contain no date functions or are not required for continued operation of the business. Costs to conduct this investigation were insignificant, and no significant additional expense is anticipated.

Manufacturing Tools:
This equipment and associated software have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready, have been upgraded to be Y2K ready, contain no date functions or are not required for continued operation of the business. Costs to conduct this investigation were insignificant, and no significant additional expense is anticipated.

Information Systems:
Information Systems at all sites have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready. The main Information system software at each site is also certified by the software's manufacturer to be Year 2000 complaint, with the exception of the version running at the company's headquarters in Middlefield. An upgraded version of that software, which is certified by the manufacturer to be Year 2000 compliant, is currently being tested and is planned to be operational by the end of June, 1999. Costs to procure the updated version of software were included in the maintenance agreement signed when the software was first installed five years ago. Testing and implementation costs are not broken out separately as they are part of the normal costs incurred when installing upgraded software. Upgrades to this software have been tested and installed in the past with no significant costs incurred, and are not anticipated to cause significant additional expenses this time.

Desktop computers have been inventoried. They have been upgraded to run the current operating system version and office suite, which are reported to be compliant with minor issues by their manufacturer. The manufacturer's patches to these systems have either been applied, or will be before the end of September, 1999. Older systems are being retired or upgraded as a normal course of business. Continued operation of the business is not dependent on the applications running on these desktop systems. Costs to conduct the investigation were insignificant. Upgrading and replacement costs were not significantly different from prior year levels. No significant additional expense is anticipated.

Business Infrastructure:
Business infrastructure items, including our phone systems, network equipment, servers, fax machines, copiers, HVAC, security systems and elevators have been inventoried and investigated through contact with the manufacturer or by testing, and were found to be Y2K ready or contain no date functions. Costs to conduct this investigation were insignificant, and no additional expenses is anticipated.

Suppliers:
Material and service suppliers have been surveyed at all sites. Included are the suppliers of all materials, financial services, benefits providers and utilities. More than 83% have responded and none currently indicate that they expect their products or businesses to be adversely impacted by the Year 2000 issue. Less than 1% indicate that they have no Year 2000 plan. Our purchasing function has reviewed the suppliers for criticality to the business and does not anticipate that there will be a significant impact on the Company's ability to provide products and services to our customers.

Of most concern to the Company are the suppliers of utilities such as power, water and sewage. Outages could prevent workers from operating the business. Latest investigations of the utility's Year 2000 efforts indicate that while they cannot guarantee there will be no outages of service, they do not expect the outages to be prolonged and are making plans to provide rapid restoration of service.

Customers:
Our most significant customers have active Year 2000 programs and have also asked us for information regarding our Year 2000 program as part of their supplier assessment process. Reviewing their public reports indicates that they expect to be able to continue to satisfy their customers's needs in the 21st century. However, it is not possible for the Company to predict all of the impacts that the Year 2000 may have on our customer's business.

COMPANY'S CONTINGENCY PLANS

The Company believes that the largest risk to our customers may be the inability to deliver products or services in a timely manner in early January, 2000 due to delays in receipt of material or our inability to process the material because of the outage of a critical utility supplier. Of less concern is the failure of one of our internal business systems.

To minimize the material risks, items required for products scheduled for shipment in early January 2000 will be scheduled in during late 1999.

The risk posed by our utility suppliers is reduced by the fact that January 1, 2000 falls on a Saturday and is a Holiday, when most operations of the business will be suspended. Normal operations are scheduled to resume on Monday, January
3. It is anticipated that this will allow time for any utility outages to be restored. Plans are being formulated to detect any unanticipated Year 2000 issues internal to the Company, and that they are corrected in time for the return of the workforce on January 3, 2000.

Our internal business systems are required for efficient operation of the business. Failure of the software would, however, not suspend operations. Transaction will be recorded manually. This process has been used on occasions when the systems have been unavailable for use due to equipment failure.

SUMMARY

Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of customers, suppliers or internal systems that affect the Company's business. There also can be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant, or that the companies estimate of the costs relating to the Year 2000 issue will ultimately prove to be accurate. Should either the Company's internal systems or those of critical suppliers fail to achieve Year 2000 compliance, or the Company's estimate of the costs relating to the Year 2000 issue prove to be materially inaccurate, the Company's business and its results could be adversely affected.

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


                                          ZYGO CORPORATION
                                            (Registrant)


                                          /s/ GARY K. WILLIS
                                          --------------------------------------
                                              Gary K. Willis
                                              Chairman and CEO


                                          /s/ J. BRUCE ROBINSON
                                          --------------------------------------
                                              J. Bruce Robinson
                                              President


                                          /s/ KEVIN M. MCGUANE
                                          --------------------------------------
                                             Kevin M. McGuane
                                             Vice President, Finance
                                             and Chief Financial Officer

Date:  May 14, 1999

                                  EXHIBIT INDEX


Exhibit                            Description                              Page
-------                            ------------                             ----

   27    Financial Data Schedule for the quarterly report on Form 10-Q for the period ended March 31, 1999.