Form 10-Q
period 1999-09-30
ZYGO CORP
filed 1999-11-12
CIK 730716

================================================================================
              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________ Commission File Number 0-12944

                                ZYGO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                06-0864500
---------------------------------              ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


LAUREL BROOK ROAD, MIDDLEFIELD, CONNECTICUT                   06455
-------------------------------------------    ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (860) 347-8506
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
               --------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed from last report)

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

     11,466,722 Shares of Common Stock, $.10 Par Value, at November 8, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                       For the Three Months
                                                        Ended September 30,
                                                        -------------------
                                                          1999        1998
                                                          ----        ----
Net sales ............................................. $17,901     $15,438
Cost of goods sold ....................................  10,576      10,064
                                                         ------      ------

        Gross profit ..................................   7,325       5,374

Selling, general and administrative expenses ..........   4,168       4,641
Research, development and engineering expenses ........   2,018       2,271
Amortization of goodwill and other intangibles ........     403         216
                                                         ------      ------

        Operating profit (loss) .......................     736      (1,754)
                                                         ------      ------
Other income (expense):
        Interest income ...............................     264         310
        Miscellaneous (expense), net ..................     (60)        (90)
                                                         ------      ------
                                                            204         220

Earnings (loss) before income taxes ...................     940      (1,534)
Income tax expense (benefit) ..........................     354        (463)
                                                         ------      ------

Net earnings (loss) (note 1) .......................... $   586     $(1,071)
                                                         ======      ======

Earnings (loss) per share:

        Basic (1) ....................................  $   .05     $  (.10)(2)
                                                         ======      ======
        Diluted (1) ..................................  $   .05     $  (.10)(2)
                                                         ======      ======
Weighted average number of shares:

        Basic .........................................  11,240      11,063
                                                         ======      ======
        Diluted .......................................  12,156      11,063
                                                         ======      ======

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amount of 916,000 in the three months ended September 30, 1999.

(2) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

ASSETS                                              September 30,      June 30,
                                                        1999             1999
                                                     -----------       --------
Current Assets:

    Cash and cash equivalents .......................  $ 9,589         $13,020
    Marketable securities ...........................    8,340           8,351
    Receivables .....................................   19,085          12,094

    Inventories:
        Raw materials and manufactured parts ........    7,666           7,866
        Work in process .............................    4,094           4,622
        Finished goods ..............................      518           2,985
                                                        ------          ------
             Total inventories ......................   12,278          15,473
                                                        ------          ------
    Costs in excess of billings .....................    1,226             660
    Income taxes receivable .........................      447             741
    Prepaid expenses and taxes ......................    1,055             799
    Deferred income taxes ...........................    3,678           3,683
                                                        ------          ------
             Total current assets ...................   55,698          54,821
                                                        ------          ------

Property, plant and equipment, at cost ..............   34,171          33,708
Less accumulated depreciation .......................   17,870          17,460
                                                        ------          ------
    Net property, plant and equipment ...............   16,301          16,248
                                                        ------          ------
Goodwill and other intangible assets, net ...........    9,608           9,939
Other assets ........................................      939             819
                                                        ------          ------
             Total assets ...........................  $82,546         $81,827
                                                        ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ................................  $ 6,286         $ 4,989
    Accrued expenses and customer
      progress payments .............................    4,906           6,251
                                                        ------          ------
             Total current liabilities ..............   11,192          11,240
                                                        ------          ------

Deferred income taxes                                    2,213           2,213

Stockholders' Equity:
    Common stock, $.10 par value per share:
    15,000,000 shares authorized; 11,460,722
    shares issued (11,402,422 at June 30, 1999) .....    1,146           1,140
    Additional paid-in capital ......................   42,724          42,587
    Retained earnings  (note 1) .....................   25,660          25,074
    Currency translation effects ....................      (15)            (57)
    Net unrealized gain on marketable securities ....      (73)            (69)
                                                        ------          ------
                                                        69,442          68,675
    Less treasury stock, at cost; 207,600 shares ....      301             301
                                                        ------          ------
             Total stockholders' equity .............   69,141          68,374
                                                        ------          ------
             Total liabilities and
               stockholders' equity .................  $82,546         $81,827
                                                        ======          ======


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Three Months Ended September 30, 1999 and 1998

                             (Thousands of dollars)

Cash provided by (used for)                                              1999              1998
                                                                        ----              ----
     Operating activities:
        Net earnings (loss)  (note 1) .............................  $    586           $(1,071)
        Adjustments to reconcile net earnings (loss) to cash
         provided by (used for) operating activities:
           Depreciation and amortization ..........................     1,267             1,047
           Deferred income taxes ..................................        (1)               -
           Loss on disposal of assets .............................        52                99

           Changes in operating accounts:
               Receivables ........................................    (3,674)            2,346
               Costs in excess of billings ........................      (566)            1,677
               Inventories ........................................       (10)             (128)
               Prepaid expenses ...................................      (256)              (16)
               Accounts payable and accrued expenses ..............       219            (6,195)
                                                                      -------            ------
           Net cash (used for) operating activities ...............    (2,383)           (2,241)
                                                                      -------            ------
Cash provided by (used for)
    investing activities:
        Additions to property, plant and equipment ................      (989)           (1,262)
        Investment in marketable securities .......................      (248)           (4,363)
        Investment in other assets ................................      (204)               -
        Proceeds from maturity of marketable securities ...........       250             1,795
        Cash acquired from acquisitions ...........................        -                 -
                                                                      -------            ------
           Net cash (used for) investing activities ...............    (1,191)           (3,830)
                                                                      -------            ------
Cash provided by (used for)
    financing activities:
        Repayment of long-term debt ...............................        -                 -
        Exercise of employee stock options ........................       143               217
                                                                      -------            ------
           Net cash provided by (used for) financing activities ...       143               217
                                                                      -------            ------
Net (decrease) in cash and cash equivalents .......................    (3,431)           (5,854)
Cash and cash equivalents, beginning of year ......................    13,020            22,023
                                                                      -------            ------
Cash and cash equivalents, end of quarter .........................  $  9,589           $16,169
                                                                      =======            ======

The interim financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. The results for the quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1999 Annual Report on Form 10-K405 including items incorporated by reference herein.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NEW ACCOUNTING PRONOUNCEMENTS

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or stockholders' equity. Comprehensive income (loss) is defined as net income plus nonshareholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to the Company's marketable equity securities.

For the three months ended September 30, 1999 and 1998, total comprehensive income and loss amounted to $624,000 and $(974,000), respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards using a management approach, for reporting information regarding operating segments. The Company has viewed its operations as one segment providing sales and service in metrology, process control, and yield enhancement solutions for high precision manufacturing industries. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's export sales are as follows:

                                                       For the Three Months
                                                        Ended September 30,
                                                       --------------------
(Thousands of dollars)                                    1999        1998
                                                          ----        ----
Far East:
    Japan.............................................. $3,600      $5,104
    Pac Rim ...........................................  2,629         603
                                                         -----       -----
Total Far East.........................................  6,229       5,707
Europe and other.......................................  1,704       1,395
                                                         -----       -----
Total.................................................. $7,933      $7,102
                                                         =====       =====

NOTE 2: SUBSEQUENT EVENTS

On October 11, 1999, the Company announced it has reached an agreement in principal with LOT-Oriel GmbH to establish a European joint venture. Zygo will own a majority interest in this new company, called ZygoLOT GmbH. Completion of the creation of the joint venture is contingent on finalizing definitive documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the three months ended September 30, 1999 totaled $17,901,000, an increase of $2,463,000 or 16% from $15,438,000 in the three months ended September 30, 1998. Net sales of the Company's instruments and systems increased by 30% to approximately $12,270,000 and net sales of its modules and components totaled approximately $5,631,000, a decrease of 7% from the comparable quarter in the prior year. Net sales of instruments and systems were assisted by the recovery of the semiconductor markets. Modules and components were impacted by lower revenues associated with the optical components for the National Ignition Facility (NIF).

Gross profit for the three months ended September 30, 1999, amounted to $7,325,000, an increase of $1,951,000 from gross profit of $5,374,000 for the comparable prior year period. For the three months ended September 30, 1999, gross profit as a percentage of sales amounted to 41%, an increase of 6 percentage points from gross profit as a percentage of sales of 35% in the three months ended September 30, 1998. The increase in gross profit and gross profit as a percentage of sales were primarily due to sales volume increases, particularly in automated reticle handling and automated reticle inspection systems.

Selling, general and administrative expenses in the three months ended September 30, 1999, amounted to $4,168,000, a decrease of $473,000 from $4,641,000 in the three months ended September 30, 1998. This decrease was primarily due to reductions in bad debt expense associated with StorMedia filings made in 1998. Partially offsetting these reductions were increased expenses associated with new sales infrastructure in Europe, Japan and Chicago, Illinois. As a percentage of sales, selling, general and administrative expenses decreased in the three months ended September 30, 1999, to 23% as compared to 30% in the comparable prior year period.

Research, development, and engineering ("R&D") expenses in the three months ended September 30, 1999, totaled $2,018,000 or 11% of sales, as compared to $2,271,000 or 15% of sales in the comparable prior year period. The decrease in R&D expenses primarily resulted from cost reduction actions taken during the quarter. Management has focused considerable attention on ensuring that appropriate cost reductions be implemented while at the same time investing in activities, which will enhance long-term benefits to the Company.

The Company's operating profit in the three months ended September 30, 1999 was $736,000, as compared to an operating loss of $1,754,000 reported in the three months ended September 30, 1998.

The Company reported net income of $586,000 in the three months ended September 30, 1999 versus a net loss of $1,071,000 in the three months ended September 30, 1998. The net earnings per share was $.05 for the quarter ending September 30, 1999 compared with a net loss on a per share basis in the comparable prior year period of $(.10).

FINANCIAL CONDITION

At September 30, 1999, working capital was $44,506,000, an increase of $925,000 from the amount reported at June 30, 1999. The Company had cash and cash equivalents of $9,589,000 and marketable securities amounting to $8,340,000 for a total of $17,929,000 at September 30, 1999, a decrease of $3,442,000 from the amount of cash and cash equivalents and marketable securities at June 30, 1999. Receivables increased by $6,991,000 and inventory decreased by $3,195,000 from the amounts reported at June 30, 1999. The increase in receivables and decrease in inventory were impacted by an agreement with a former employee of the Company for the outsourcing of the assembly, integration, testing and packaging of certain confocal microscope systems. On July 8, 1999, the Company received a 2 year $3.3 million note in exchange for the book value of inventory sold. Accounts payable increased by $1,297,000 in the first quarter of fiscal 2000 to $6,286,000 primarily as a result of increased operating activity levels. Accrued liability decreases resulted from the payment of June 30, 1999 accruals in the first quarter. As of September 30, 1999, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Backlog at September 30, 1999 totaled $31,171,000, an increase of $2,230,000 or 8% from June 30, 1999 and an increase of $5,651,000 or 22% from September 30, 1998. The Company had a positive book-to-bill ratio at 1.12 in the quarter ended September 30, 1999. The backlog of the Company's instrument and systems at September 30, 1999 increased by $2,320,000 or 12% from that at June 30, 1999. The backlog of the Company's modules and components decreased by $90,000 or 1% from the quarter earlier.

YEAR 2000

State of Readiness, Costs and Risk assessments:

The Company is continuing to work at each of it's sites to reduce the impact of the Year 2000 software anomaly on the processing of date sensitive information by the Company's computerized information systems, as well as supplier and customer date-sensitive information transferred to or by the Company.

The work has addressed our products, product design tools, manufacturing tools, information systems, business infrastructure, material and service suppliers and customers.

Products:
The Company's products only use the date function of the underlying computer system to date-stamp data files collected during the measurement process. Representative systems have been tested using a test scenario published by an industry trade organization that many of our customers support. Our current products pass these tests. Older products may have underlying computers that are not listed as Y2K compliant by their manufacturers. After installing patches or upgrading as recommended by Zygo or the computer's manufacturer (as listed on the Company's Y2K web site), these products appear to be Y2K ready when tested with the trade organization's test scenario. The costs for assisting our customers to ensure that products will continue to operate in the 21st century have been insignificant and are not anticipated to become significant.

Product design tools:
This equipment and associated software have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready, contain no date functions or are not essential for the continued operation of the business. Costs to conduct this investigation were insignificant, and no significant additional expense is anticipated.

Manufacturing Tools:
This equipment and associated software have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready, have been upgraded to be Y2K ready, contain no date functions or are not essential for the continued operation of the business. Costs to conduct this investigation were insignificant, and no significant additional expense is anticipated.

Information Systems:
Information systems at all sites have been inventoried and were investigated through contact with the manufacturer or by testing, and were found to be Y2K ready. The main information system software at each site is also certified by the software's manufacturer to be Year 2000 compliant. The system running the Company's headquarters in Middlefield was upgraded to a version certified as compliant by the supplier over the July 4th weekend, is operational, and is handling dates in the next millennium correctly. Costs to procure the updated version of software were included in the maintenance agreement signed when the software was first installed five years ago. Testing and implementation costs are not broken out separately as they are part of the normal costs incurred when installing upgraded software. Upgrades to this software have been tested and installed in the past with no significant costs incurred, and did not cause significant additional expenses this time.

Desktop computers have been inventoried. They have been upgraded to run the current operating system version and office suite, which are reported to be compliant with minor issues by their manufacturer. The manufacturer's patches as of October 15 have been distributed and installed on all such systems. Older systems have been retired or upgraded as a normal course of business. Continued operation of the business is not dependent on the applications running on these desktop systems. Costs to conduct the investigation were insignificant. Upgrading and replacement costs were not significantly different from prior year levels. No significant additional expense is anticipated.

Business Infrastructure:
Business Infrastructure items, including our phone systems, network equipment, servers, fax machines, copiers, HVAC, security systems and elevators have been inventoried and investigated through contact with the manufacturer or by testing, and were found to be Y2K ready or contain no date functions. Costs to conduct this investigation were insignificant, and no additional expense is anticipated.

Suppliers:
Material and service suppliers have been surveyed at all sites. Included are the more significant suppliers of materials, financial services, benefits providers and utilities. More than 83% have responded and none currently indicate that they expect their products or businesses to be adversely impacted by the Year 2000 issue. Less than 1% indicate that they have no Year 2000 plan. Our purchasing function has reviewed the suppliers for criticality to the business and does not anticipate that there will be a significant impact on the Company's ability to provide products and services to our customers.

The suppliers of utilities such as power, phone lines, water and sewage have reported in the press and their web sites that they have assessed and corrected systems that may be affected by the Year 2000 issues. Any outages caused by unforeseen issues could prevent normal operation of the business. These utility's indicate that while they cannot guarantee there will be no outages of service, they do not expect the outages to be prolonged and are making plans to provide rapid restoration of service.

Customers:
Our most significant customers have active Year 2000 programs and have also asked us for information regarding our Year 2000 program as part of their supplier assessment process. Reviewing their public reports indicates that they expect to be able to continue to satisfy their customer's needs in the 21st century. However, it is not possible for the Company to predict all of the impacts that the Year 2000 may have on our customers' businesses.

Company's Contingency Plans
The Company believes that the largest risk to our customers may be the inability to deliver products or services in a timely manner in early January, 2000 due to delays in receipt of material or our inability to process the material because of the outage of a critical utility supplier. Of less concern is the failure of one of our internal business systems or manufacturing equipment.

To minimize the material risks, items required for products scheduled for shipment in early January 2000 will be delivered to the Company during late 1999. This does not represent a significant increase in inventory levels, and therefore no significant additional costs are anticipated.

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

Our internal business systems are required for efficient operation of the business. Failure of the software would, however, not suspend operations. Transactions could be recorded manually. This process has been used on occasions when the systems have been unavailable for use due to equipment failure, software bugs or upgrading.

Summary
Achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of customers, suppliers or internal systems that affect the Company's business. There also can be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant, or that the Company's estimate of the costs relating to the Year 2000 issue will ultimately prove to be accurate. Should either the Company's internal systems or those of critical suppliers fail to achieve Year 2000 readiness, or the Company's estimate of the costs relating to the Year 2000 issue prove to be materially inaccurate, the Company's business and its results could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our investment portfolio.

A move in interest rates of 10% of our weighted-average worldwide interest rate in 2000 affecting our financial investments as of September 30, 1999 would have an insignificant effect on our pretax earnings. In 1999, the same move in the interest rate affecting our interest sensitive investments would have had an insignificant effect on our financial position, results of operations and cash flows.

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

                                                  ZYGO CORPORATION
                                         ------------------------------------
                                                     (Registrant)

                                         /s/ GARY K. WILLIS
                                         ------------------------------------
                                             Gary K. Willis
                                             Chairman and Chief
                                             Executive Officer


                                         /s/ J. BRUCE ROBINSON
                                         ------------------------------------
                                             J. Bruce Robinson
                                             President


                                          /s/ KEVIN M. MCGUANE
                                         ------------------------------------
                                              Kevin M. McGuane
                                              Vice President Finance, Treasurer,
                                              and Chief Financial Officer

Date:  November 8, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ZYGO CORPORATION
                                         ------------------------------------
                                                    (Registrant)



                                         /s/ GARY K. WILLIS
                                         ------------------------------------
                                             Gary K. Willis
                                             Chairman and Chief
                                             Executive Officer

                                         /s/ J. BRUCE ROBINSON
                                         ------------------------------------
                                             J. Bruce Robinson
                                             President

                                         /s/ KEVIN M. MCGUANE
                                         ------------------------------------
                                             Kevin M. McGuane
                                             Vice President Finance, Treasurer,
                                             and Chief Financial Officer

Date:  November 8, 1999

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION                                                PAGE

27 Financial Data Schedule for the quarterly report, on Form 10-Q, for the period ended September 30, 1999.