Form 10-Q
period 1999-12-31
ZYGO CORP
filed 2000-02-11
CIK 730716

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________________ to _______________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           11,692,097 Common Stock, $.10 Par Value at February 8, 2000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                                     For the Three Months                 For the Six Months
                                                                      Ended December 31,                  Ended December 31,
                                                                  -------------------------            -------------------------
                                                                    1999             1998                1999             1998
                                                                  --------         --------            --------         --------
Net sales                                                         $ 21,272         $ 15,979            $ 39,173         $ 31,417
Cost of good sold                                                   11,923            9,860              22,499           19,924
                                                                  --------         --------            --------         --------

         Gross profit                                                9,349            6,119              16,674           11,493

Selling, general and administrative expenses                         4,632            3,982               8,800            8,623
Research, development and engineering expenses                       2,144            2,562               4,162            4,833
Amortization of goodwill and other intangibles                         403              277                 806              493
                                                                  --------         --------            --------         --------
         Operating profit (loss)                                     2,170             (702)              2,906           (2,456)
                                                                  --------         --------            --------         --------
Other income (expense):
         Interest income                                               255              313                 519              624
         Miscellaneous (expense), net                                  (10)             (23)                (70)            (114)
                                                                  --------         --------            --------         --------
                                                                       245              290                 449              510
                                                                  --------         --------            --------         --------
Earnings (loss) before income taxes and
   minority interest                                                 2,415             (412)              3,355           (1,946)
Income tax expense (benefit)                                           870              (76)              1,224             (539)
                                                                  --------         --------            --------         ========
Earnings (loss) before minority interest                             1,545             (336)              2,131           (1,407)
Minority interest                                                      (73)               0                 (73)               0
                                                                  --------         --------            --------         --------
Net earnings (loss) (note 2)                                      $  1,472         $   (336)           $  2,058         $ (1,407)
                                                                  ========         ========            ========         ========

Earnings (loss) per share:
         Basic (1)                                                $    .13         $   (.03)(2)        $    .18         $   (.13)(2)
                                                                  ========         ========            ========         ========
         Diluted (1)                                              $    .12         $   (.03)(2)        $    .17         $   (.13)(2)
                                                                  ========         ========            ========         ========
Weighted average number of shares:
         Basic                                                      11,306           11,158              11,273           11,110
                                                                  ========         ========            ========         ========
         Diluted                                                    12,328           11,158              12,242           11,110
                                                                  ========         ========            ========         ========

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,022,000 in the three months ended December 31, 1999 and 969,000 in the six months ended December 31, 1999.

(2) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and June 30, 1999
                        (Thousands, except share amounts)

ASSETS                                                   December 31,  June 30,
                                                             1999        1999
                                                           --------    --------
Current Assets:
     Cash and cash equivalents                             $ 14,616    $ 13,020
     Marketable securities                                    8,297       8,351
     Receivables                                             21,143      12,094
     Inventories:
         Raw materials and manufactured parts                 5,156       7,866
         Work in process                                      3,907       4,622
         Finished goods                                       2,393       2,985
                                                           --------    --------
                Total inventories                            11,456      15,473
                                                           --------    --------
     Costs in excess of billings                              1,526         660
     Income taxes receivable                                      0         741
     Prepaid expenses and taxes                               1,086         799
     Deferred income taxes                                    3,678       3,683
                                                           --------    --------
                Total current assets                         61,802      54,821
                                                           --------    --------

Property, plant and equipment, at cost                       34,478      33,708
Less accumulated depreciation                                18,569      17,460
                                                           --------    --------
     Net property, plant and equipment                       15,909      16,248
                                                           --------    --------
Goodwill and other intangible assets, net                     9,271       9,939
Other assets                                                    964         819
                                                           --------    --------
             Total assets                                  $ 87,946    $ 81,827
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                      $  6,199    $  4,989
     Accrued expenses and customer progress payments          5,532       6,251
     Federal and state income taxes                           1,608           0
                                                           --------    --------
             Total current liabilities                       13,339      11,240
                                                           --------    --------

Deferred income taxes                                         2,213       2,213
Minority interest                                               163           0

Stockholders' Equity:
     Common stock, $.10 par value per share:
     15,000,000 shares authorized; 11,603,972                 1,160       1,140
     shares issued (11,402,442 at June 30, 1999)
     Additional paid-in capital                              44,441      42,587
     Retained earnings (note 2)                              27,132      25,074
     Currency translation effects                              (104)        (57)
     Net unrealized (loss) on marketable securities             (97)        (69)
                                                           --------    --------
                                                             72,532      68,675
     Less treasury stock, at cost; 207,600 shares               301         301
                                                           --------    --------
             Total stockholders' equity                      72,231      68,374
                                                           --------    --------
             Total liabilities and stockholders' equity    $ 87,946    $ 81,827
                                                           ========    ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1999 and 1998
                             (Thousands of dollars)

Cash provided by (used for)                                                     1999         1998
     operating activities:                                                    --------     --------
         Net earnings (loss) (note 2)                                         $  2,058     $ (1,407)
         Adjustments to reconcile net earnings (loss) to cash
          provided by (used for) operating activities:
              Depreciation and amortization                                      2,524        2,049
              Loss on disposal of assets                                            54          108
              Gain on sale of marketable securities                                  0          (35)
              Changes in operating accounts:
                  Receivables                                                   (5,732)       5,128
                  Costs in excess of billings                                     (866)        (866)
                  Inventories                                                      812         (486)
                  Prepaid expenses                                                (287)         242
                  Accounts payable and accrued expenses                          4,084       (7,465)
                  Minority interest                                                 73            0
                                                                              --------     --------
              Net cash provided by (used for) operating activities               2,720       (2,732)
                                                                              --------     --------
Cash (used for) provided by
     investing activities:
         Additions to property, plant and equipment                             (1,439)      (1,492)
         Investment in marketable securities                                      (248)      (9,113)
         Investment in other assets                                               (309)      (2,212)
         Proceeds from sale of marketable securities                                 0        5,361
         Proceeds from maturity of marketable securities                           250        2,545
                                                                              --------     --------
         Net cash (used for) by investing activities                            (1,746)      (4,911)
                                                                              --------     --------
Cash provided by financing activities:
         Repayment of long-term debt                                                 0            0
         Exercise of employee stock options                                        532          280
         Contributions from minority interest of consolidated subsidiaries          90            0
                                                                              --------     --------
              Net cash provided by financing activities                            622          280
                                                                              --------     --------
Net increase (decrease) in cash and cash equivalents                             1,596       (7,363)
Cash and cash equivalents, beginning of year                                    13,020       22,023
                                                                              --------     --------
Cash and cash equivalents, end of quarter                                     $ 14,616     $ 14,660
                                                                              ========     ========

These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1999 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Principles of Consolidation

The consolidated balance sheet at December 31, 1999, the consolidated statements of earnings for the three- and six-months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the six-months ended December 31, 1999 and 1998 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The consolidated statements include the accounts of Zygo Corporation and all consolidated subsidiaries, including a consolidated joint venture, which the Company entered into in October 1999. The minority interest represents the 40% of the joint venture not owned by the Company. The results of operations for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2: New Accounting Pronouncements

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or stockholders' equity. Comprehensive income (loss) is defined as net income plus nonstockholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to the Company's marketable equity securities.

Comprehensive income totaled $1,359,000 and $1,983,000 in the three-month and six-month periods ended December 31, 1999, respectively, as compared to comprehensive losses of $372,000 and $1,346,000 in the comparable prior-year periods.

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

                                  For the Three Months       For the Six Months
                                   Ended December 31,        Ended December 31,
                                   ------------------       --------------------
                                   1999         1998         1999          1998
                                  -------      -------      -------      -------
(Thousands of dollars)
Far East:
     Japan                        $ 4,412      $ 3,379      $ 8,012      $ 7,836
     Pac Rim                        2,679          783        5,309        1,383
                                  -------      -------      -------      -------
Total Far East                      7,091        4,162       13,321        9,219
Europe and other                    3,211        2,939        4,915        4,665
                                  -------      -------      -------      -------
Total                             $10,302      $ 7,101      $18,236      $13,884
                                  =======      =======      =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of $21,272,000 for the three months and $39,173,000 for the six months ended December 31, 1999, increased by $5,293,000 or 33% and $7,756,000 or 25%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems during the second quarter of fiscal 2000 increased by 38% to $15,680,000 over the second quarter of fiscal 1999, mainly as a result of sales growth in the mask metrology and automation markets. Net sales of modules and components totaled approximately $5,592,000, an increase of 22% from the comparable quarter in the prior year. Net sales of the Company's instruments and systems and net sales of modules and components increased by $7,148,000 or 34% and $608,000 or 6%, respectively, for the six months ended December 31, 1999 as compared to the six-month period ended December 31, 1998.

Gross profit for the three months and six months ended December 31, 1999, amounted to $9,349,000 and $16,674,000, respectively, an increase of $3,230,000 and $5,181,000 from the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and six months ended December 31, 1999, amounted to 44% and 43%, respectively, an increase in both periods of 6 percentage points from gross profit as a percentage of net sales of 38% and 37%, respectively, for the three months and six months ended December 31, 1998. The increase in gross profit and gross profit as a percentage of net sales were primarily due to the significant increase in sales levels and an improved mix.

Selling, general and administrative expenses of $4,632,000 and $8,800,000, respectively, in the three months and six months ended December 31, 1999, increased by $650,000 or 16%, and $177,000 or 2%, respectively, from the same periods the year earlier. The increases in the three-month period ended December 31, 1999 primarily resulted from product marketing and volume related expenses, such as commissions paid to the Company's direct sales personnel and external sales agents, and increased expenses related to the additional infrastructure, such as sales offices in Japan and a new joint venture in Europe (ZygoLOT). As a percentage of net sales, selling, general and administrative expenses decreased in both the three months and six months ended December 31, 1999, to 22%, as compared to 25% and 27%, respectively, in the comparable prior year period.

Research, development and engineering expenses ("R&D") amounted to $2,144,000 or 10% of net sales and $4,162,000 or 11% of net sales, respectively, for the three months and six months ended December 31, 1999. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $2,562,000 or 16% of net sales and $4,833,000 or 15% of net sales, respectively. The decrease in R&D expenses is primarily a result of cost reduction actions taken in fiscal 1999. The Company's management continues to focus considerable attention on projects which will enhance the Company's product offering and should provide long-term benefits to the Company.

The Company recorded operating profit in the three months ended December 31, 1999 totaling $2,170,000, as compared to an operating loss in the comparable prior year period of $702,000. The Company's operating profit in the six months ended December 31, 1999 was $2,906,000, as compared to an operating loss of $2,456,000 in the six months ended December 31, 1998.

The Company recorded net income of $1,472,000 in the three-month period ended December 31, 1999, as compared to a net loss of $336,000 in the three-month period ended December 31, 1998. The net earnings on a per share basis was $.12 for the quarter ending December 31, 1999, compared with a net loss on a per share basis in the comparable prior year period of $(.03). The Company recorded net income of $2,058,000 or $.17 per share for the first half of fiscal 2000, as compared to a net loss in the comparable prior-year period of $1,407,000 or $(.13) per share.

Financial Condition

At December 31, 1999, working capital was $48,463,000, an increase of $4,882,000 from the amount at June 30, 1999 and $3,957,000 from September 30, 1999 levels. The Company at December 31, 1999 had cash and cash equivalents of $14,616,000 and marketable securities of $8,297,000 for a total of $22,913,000, an increase of $4,984,000 from September 30, 1999. The increase in working capital in the quarter was principally due to the increase in the level of cash and cash equivalents. Receivables increased by $2,058,000 and inventory decreased by $822,000 from the amounts reported at September 30, 1999. As of December 31, 1999, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at December 31, 1999 totaled $31,987,000, an increase of $816,000 or 3% from September 30, 1999. The increase in the Company's backlog from September 30, 1999 was due to increased demand for capital equipment in the industrial and semiconductor markets.

During the quarter, the Company entered into an agreement with LOT-Oriel GmbH establishing a European joint venture. Zygo owns a 60% interest in this new company, called ZygoLOT GmbH. The Company's results for the second quarter include ZygoLOT financial performance effective October 1, 1999.

Year 2000

The Company has transitioned into the year 2000 with minimal interruptions. We are continuing to monitor our products, product design tools, manufacturing tools, information systems, business infrastructure, material and service suppliers and customers. Overall there has been no significant impact on the Company. The cost spent on the year 2000 problem has been immaterial to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our investment portfolio.

A move in interest rates of 10% of our weighted-average worldwide interest rate in 2000 affecting our financial investments as of December 31, 1999 would have an insignificant effect on our pretax earnings. In fiscal 1999, the same move in the interest rate affecting our interest sensitive investments would have had an insignificant effect on our financial position, results of operations and cash flows.

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

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 17, 1999. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1 - Election of Board of Directors

          To  elect  eight   directors  for  the  ensuing  year.  The  following
          individuals, all of whom were Company directors immediately prior to the vote, were elected as a result of the following vote:

                                                 For              Against
                                                 ---              -------
               Paul F. Forman                  9,786,364           54,088
               Seymour E. Liebman              9,785,594           54,858
               Robert G. McKelvey              9,787,534           52,918
               Paul W. Murrill                 9,787,930           52,522
               J. Bruce Robinson               9,783,426           57,026
               Robert B. Taylor                9,788,810           51,642
               Gary K. Willis                  9,782,995           57,457
               Carl A. Zanoni                  9,787,426           53,026

     Proposal No. 2 - Amend and Restate Non-Employee Director Stock Option Plan

          To approve the adoption of the Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan.

          For                                  6,952,202
          Against                                206,217

     There were no other matters submitted to a vote of the Company's stockholders.

Item 6. Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          10.1 Employment Agreement dated November 17, 1999 between Gary K. Willis and the Company.

          10.2 Amended Employment Agreement dated November 17, 1999, between J. Bruce Robinson and the Company.

          27   Financial Data Schedule.

     (b)  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Zygo Corporation
                                           ----------------------------------
                                                             (Registrant)



                                           /s/       J. BRUCE ROBINSON
                                           -------------------------------------
                                           J. Bruce Robinson
                                           President and Chief Executive Officer




                                           /s/          KEVIN M. McGUANE
                                           -------------------------------------
                                           Kevin M. McGuane
                                           Vice President Finance, Treasurer,
                                           and Chief Financial Officer






Date: February 9, 2000

                                  EXHIBIT INDEX

Exhibit   Description                                                      Page
-------   -----------                                                      ----

10.1 Employment Agreement dated November 17, 1999, between Gary K. Willis and the Company.

10.2      Amended Employment Agreement dated November 17, 1999, between
          J. Bruce Robinson and the Company

27 Financial Data Schedule for the quarterly report on Form 10-Q for the period ended December 31, 1999.