Form 10-Q
period 2000-03-31
ZYGO CORP
filed 2000-05-12
CIK 730716

================================================================================

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

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

             14,398,834 Common Stock, $.10 Par Value at May 10, 2000

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                               CONSOLIDATED STATEMENTS OF EARNINGS
                                              (Thousands, except per share amounts)

                                                      For the Three Months               For the Nine Months
                                                        Ended March 31,                     Ended March 31,
                                                 -----------------------------       ----------------------------
                                                   2000                 1999            2000              1999
                                                 ---------            --------       ---------         ----------
Net sales                                        $ 21,663             $ 13,056       $ 60,836          $ 44,473
Cost of good sold                                  13,039               10,143         35,538            30,067
                                                 --------             --------       --------          --------
         Gross profit                               8,624                2,913         25,298            14,406

Selling, general and administrative expenses        3,684                5,991         12,484            14,614
Research, development and engineering expenses      2,534                2,314          6,696             7,147
Amortization of goodwill and other intangibles        399                  403          1,205               896
                                                 --------             --------       --------          --------
         Operating profit (loss)                    2,007               (5,795)         4,913            (8,251)
                                                 --------             --------       --------          --------
Other income (expense):
         Interest income                              341                  247            860               871
         Miscellaneous (expense), net                (139)                 (39)          (209)             (153)
                                                 --------             --------       --------          --------
                                                      202                  208            651               718
                                                 --------             --------       --------          --------
Earnings (loss) before income taxes and
   minority interest                                2,209               (5,587)         5,564            (7,533)
Income tax expense (benefit)                          609               (1,789)         1,833            (2,328)
                                                 --------             --------       --------          --------
Earnings (loss) before minority interest            1,600               (3,798)         3,731            (5,205)
Minority interest                                      (6)                   0             67                 0
                                                 --------             --------       --------          --------
Net earnings (loss) (note 2)                     $  1,606             $ (3,798)      $  3,664          $ (5,205)
                                                 ========             ========       ========          ========

Earnings (loss) per share:
         Basic (1)                               $    .14             $   (.34)(2)   $    .32          $   (.47)(2)
                                                 ========             ========       ========          ========
         Diluted (1)                             $    .13             $   (.34)(2)   $    .30          $   (.47)(2)
                                                 ========             ========       ========          ========
Weighted average number of shares:
         Basic                                     11,564               11,179         11,370            11,133
                                                 ========             ========       ========          ========
         Diluted                                   12,555               11,179         12,346            11,133
                                                 ========             ========       ========          ========


(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 991,000 in the three months ended March 31, 2000 and 976,000 in the nine months ended March 31, 2000.

(2) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding.

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and June 30, 1999
                        (Thousands, except share amounts)


                                                              March 31,  June 30,
ASSETS                                                         2000         1999
------                                                       ----------  --------
Current Assets:
     Cash and cash equivalents                               $ 22,991    $ 13,020
     Marketable securities                                      8,270       8,351
     Receivables                                               21,525      12,094
     Inventories:
         Raw materials and manufactured parts                   6,245       7,866
         Work in process                                        2,969       4,622
         Finished goods                                         2,479       2,985
                                                             --------    --------
                Total inventories                              11,693      15,473
                                                             --------    --------
     Costs in excess of billings                                2,529         660
     Income taxes receivable                                    1,633         741
     Prepaid expenses and taxes                                   769         799
     Deferred income taxes                                      3,678       3,683
                                                             --------    --------
                Total current assets                           73,088      54,821
                                                             --------    --------

Property, plant and equipment, at cost                         35,176      33,708
Less accumulated depreciation                                  18,885      17,460
                                                             --------    --------
     Net property, plant and equipment                         16,291      16,248
                                                             --------    --------
Goodwill and other intangible assets, net                       8,938       9,939
Other assets                                                    1,130         819
                                                             --------    --------
                Total assets                                 $ 99,447    $ 81,827
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                        $  9,043    $  4,989
     Accrued expenses and customer progress payments            6,699       6,251
                                                             --------    --------
                Total current liabilities                      15,742      11,240
                                                             --------    --------

Deferred income taxes                                           2,213       2,213
Minority interest                                                 223           0

Stockholders' Equity:
     Common stock, $.10 par value per share:
     15,000,000 shares authorized; 11,981,297                   1,198       1,140
     shares issued (11,402,442 at June 30, 1999)
     Additional paid-in capital                                51,914      42,587
     Retained earnings (note 2)                                28,738      25,074
     Currency translation effects                                (180)        (57)
     Net unrealized (loss) on marketable securities              (101)        (69)
                                                             --------    --------
                                                               81,570      68,675
     Less treasury stock, at cost; 207,600 shares                 301         301
                                                             --------    --------
                Total stockholders' equity                     81,269      68,374
                                                             --------    --------
                Total liabilities and stockholders' equity   $ 99,447    $ 81,827
                                                             ========    ========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2000 and 1999
                             (Thousands of dollars)

                                                                               2000        1999
                                                                             --------    --------
Cash provided by (used for)
     operating activities:
         Net earnings (loss) (note 2)                                        $  3,664    $ (5,205)
         Adjustments to reconcile net earnings (loss) to cash
          provided by (used for) operating activities:
              Depreciation and amortization                                     3,725       3,175
              Loss on disposal of assets                                          532         308
              Gain on sale of marketable securities                                 0         (38)
              Changes in operating accounts:
                  Receivables                                                  (6,114)      5,625
                  Costs in excess of billings                                  (1,869)        (23)
                  Inventories                                                     575         664
                  Prepaid expenses                                                 30         (87)
                  Accounts payable and accrued expenses                         8,586      (7,064)
                  Minority interest                                                67           0
                                                                             --------    --------
              Net cash provided by (used for) operating activities              9,196      (2,645)
                                                                             --------    --------
Cash (used for) provided by
     investing activities:
         Additions to property, plant and equipment                            (3,088)     (3,026)
         Investment in marketable securities                                   (1,477)    (11,363)
         Investment in other assets                                              (554)     (2,262)
         Proceeds from sale of marketable securities                            1,500       8,616
         Proceeds from maturity of marketable securities                            0       2,545
                                                                             --------    --------
         Net cash (used for) investing activities                              (3,619)     (5,490)
                                                                             --------    --------
Cash provided by financing activities:
         Repayment of long-term debt                                                0           0
         Exercise of employee stock options                                     4,238         331
         Contributions from minority interest of consolidated subsidiaries        156           0
                                                                             --------    --------
              Net cash provided by financing activities                         4,394         331
                                                                             --------    --------
Net increase (decrease) in cash and cash equivalents                            9,971      (7,804)
Cash and cash equivalents, beginning of year                                   13,020      22,023
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $ 22,991    $ 14,219
                                                                             ========    ========


These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 1999 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at March 31, 2000, the consolidated statements of earnings for the three- and nine-months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the nine-months ended March 31, 2000 and 1999 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The consolidated statements include the accounts of Zygo Corporation and all consolidated subsidiaries, including a consolidated joint venture, which the Company entered into in October 1999. The minority interest represents the 40% of the joint venture not owned by the Company. The results of operations for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive income totaled $1,526,000 and $3,509,000 in the three-month and nine-month periods ended March 31, 2000, respectively, as compared to comprehensive losses of $3,916,000 and $5,262,000 in the comparable prior-year periods.

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

                               For the Three Months      For the Nine Months
                                  Ended March 31,          Ended March 31,
                               --------------------      --------------------
                                 2000         1999         2000        1999
                               -------      -------      -------      -------
(Thousands of dollars)
Far East:
     Japan                     $ 4,550      $ 2,815      $12,562      $10,651
     Pac Rim                     5,210        1,959       10,519        3,342
                               -------      -------      -------      -------
Total Far East                   9,760        4,774       23,081       13,993
Europe and other                 2,487        1,169        7,402        5,834
                               -------      -------      -------      -------
Total                          $12,247      $ 5,943      $30,483      $19,827
                               =======      =======      =======      =======

NOTE 3: SUBSEQUENT EVENT

On May 5, 2000, the Company completed its previously announced merger with Firefly Technologies, Inc. ("Firefly"), a manufacturer of heads and related products for the optical storage industry as well as metrology, micro optics, switches and filters for the telecommunications industry located in Holliston, MA. The Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding capital stock and options of Firefly, a privately held company. This merger will be accounted for under the pooling of interests method of accounting, and accordingly, historical financial information in future reports will be restated to include Firefly.

For the year ended December 31, 1999, Firefly had total revenues of approximately $3.1 million and at December 31, 1999, had total assets of approximately $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $21,663,000 for the three months and $60,836,000 for the nine months ended March 31, 2000, increased by $8,607,000 or 66% and $16,363,000 or 37%, respectively, from the net sales in the comparable prior year periods. Net sales of the Company's instruments and systems during the third quarter of fiscal 2000 increased by 61% to approximately $15,285,000 over the third quarter of fiscal 1999, mainly as a result of sales growth in the mask metrology and automation markets. Net sales of modules and components totaled approximately $6,378,000, an increase of 80% from the comparable quarter in the prior year as a result of strong shipments for motion measurement and optical components to semiconductor industry OEMs. Net sales of the Company's instruments and systems and net sales of modules and components increased by $12,932,000 or 43% and $3,431,000 or 24%, respectively, for the nine months ended March 31, 2000 as compared to the nine-month period ended March 31, 1999.

Gross profit for the three months and nine months ended March 31, 2000, amounted to $8,624,000 and $25,298,000, respectively, an increase of $5,711,000 and
$10,892,000 from the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and nine months ended March 31, 2000, amounted to 40% and 42%, respectively, an increase of 18 and 10 percentage points, respectively, from gross profit as a percentage of net sales of 22% and 32%, respectively, for the three months and nine months ended March 31, 1999. The increase in gross profit and gross profit as a percentage of net sales were primarily due to the significant increase in sales levels, partially offset in the case of gross profit as a percentage of net sales for the quarter ended March 31, 2000 by sales of low margin atomic force microscopy equipment. 1999 third quarter gross profit levels were impacted by $1.1 million of inventory write offs.

Selling, general and administrative expenses of $3,684,000 and $12,484,000, respectively, in the three months and nine months ended March 31, 2000, decreased by $2,307,000 or 39%, and $2,130,000 or 15%, respectively, from the same periods the year earlier. During the current quarter sales related cost increases associated with the additional infrastructure, such as sales offices in Japan and a new joint venture in Europe (ZygoLOT), were offset by a $1.0 million legal award for patent infringement (by Wyko). For the nine months ended March 31, 1999, selling, general and administrative costs included $2.2 million of costs associated with creating additional infrastructure, consolidation of operations and severance costs. As a percentage of net sales, selling, general and administrative expenses decreased in the three months and nine months ended March 31, 2000, to 17% and 21%, respectively, as compared to 46% and 33%, respectively, in the comparable prior year period.

Research, development and engineering expenses ("R&D") amounted to $2,534,000 or 12% of net sales and $6,696,000 or 11% of net sales, respectively, for the three months and nine months ended March 31, 2000. In the comparable three- and nine-month periods in the prior year, R&D expenses totaled $2,314,000 or 18% of net sales and $7,147,000 or 16% of net sales, respectively. Current quarter increases in expenditures from prior year levels are largely a result of material purchases associated with specific industrial projects. On an annual basis the decrease in R&D expenses is primarily a result of cost reduction actions taken in fiscal 1999. The Company's management continues to focus considerable attention on projects that will enhance the Company's value.

The Company recorded operating profit in the three months ended March 31, 2000 totaling $2,007,000, as compared to an operating loss in the comparable prior year period of $5,795,000. The Company's operating profit in the nine months ended March 31, 2000 was $4,913,000, as compared to an operating loss of $8,251,000 in the nine months ended March 31, 1999.

The Company recorded net income of $1,606,000 in the three-month period ended March 31, 2000, as compared to a net loss of $3,798,000 in the three-month period ended March 31, 1999. The net earnings on a per share basis was $.13 for the quarter ending March 31, 2000, compared with a net loss on a per share basis in the comparable prior year period of $(.34). The Company recorded net income of $3,664,000 or $.30 per share for the first nine months of fiscal 2000, as compared to a net loss in the comparable prior-year period of $5,205,000 or $(.47) per share.

Financial Condition

At March 31, 2000, working capital was $57,346,000, an increase of $13,765,000 from the amount at June 30, 1999 and of $8,883,000 from December 31, 1999 levels. The Company at March 31, 2000 had cash and cash equivalents of $22,991,000 and marketable securities of $8,270,000 for a total of $31,261,000, an increase of $8,348,000 from December 31, 1999. During the quarter, cash proceeds of $3,706,000 were generated via stock option exercises. The increase in working capital in the quarter was principally due to the increase in the level of cash and cash equivalents. Quarterly increases in accounts payable and accrued liabilities totaling $4,011,000 were offset by cost in excess of billing increases of $1,003,000 and tax receivable increases of $3,241,000. Tax receivable benefits were generated via the tax benefits associated with gains from stock option exercises. As of March 31, 2000, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at March 31, 2000 totaled $36,377,000, an increase of $4,390,000 or 14% from December 31, 1999. The increase in the Company's backlog from December 31, 1999 was due to increased demand for capital equipment in the semiconductor market.

During the quarter the Company announced it had entered into an agreement to terminate the distribution agreement to market and sell Atomic Force Microscope products. As part of the agreement, Zygo has been granted a nonexclusive license to AFM technology for the next three years and may continue to license the technology for additional terms thereafter. Zygo has entered into an additional agreement with a third party for support and service of AFM products previously sold by Zygo.

On March 7, 2000, the Company announced the signing of a letter of intent with Firefly Technologies, Inc. of Holliston, Massachusetts and the transaction was completed on May 5, 2000. Firefly is a manufacturer of heads and related products for the optical storage industry as well as metrology, micro optics, switches, and filters for the telecommunications industry. Firefly's optical storage products enable optical storage manufacturers to build high capacity storage devices. Firefly's telecommunications components are used in wave division multiplexers to increase the capacity of optical fibers. Firefly also manufactures metrology designed to measure the quality of micro optics and related components. As a result of the merger, Firefly became a wholly-owned subsidiary of Zygo and became the foundation of a new division to be named Zygo TeraOptix. For the year ending December 31, 1999, Firefly recorded revenues of approximately $3.1 million.

During the second quarter, the Company entered into an agreement with LOT-Oriel GmbH establishing a European joint venture. Zygo owns a 60% interest in this new company, called ZygoLOT GmbH. The Company's results include the financial performance of ZygoLOT GmbH, effective October 1, 1999.

Year 2000

The Company has transitioned into the year 2000 with minimal interruptions. We are continuing to monitor our products, product design tools, manufacturing tools, information systems, business infrastructure, material and service suppliers and customers. Overall, there has been no significant impact on the Company. The cost spent on the year 2000 problem has been immaterial to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our investment portfolio.

A move in interest rates of 10% of our weighted-average worldwide interest rate in fiscal 2000 affecting our financial investments as of March 31, 2000 would have an insignificant effect on our pretax earnings. In fiscal 1999, the same move in the interest rate affecting our interest sensitive investments would have had an insignificant effect on our financial position, results of operations and cash flows.

Forward Looking Statements

This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by the Company, most notably high technology markets such as data storage, semiconductor, and telecommunications, and economic and political developments in countries where the Company conducts business.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Zygo Corporation
                                          -------------------------------------
                                                       Registrant)



                                         /s/       J. BRUCE ROBINSON
                                         ---------------------------------------
                                                   J. Bruce Robinson
                                          President and Chief Executive Officer


                                        /s/         MICHAEL J. AUTH
                                        ----------------------------------------
                                                   Michael J. Auth
                                            Vice President Finance, Treasurer,
                                               and Chief Financial Officer

Date:  May 12, 2000

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27. Financial Data Schedule.

     (b)  1. None.

                                  EXHIBIT INDEX

Exhibit           Description                                              Page
-------           -----------                                              ----
27                Financial Data Schedule for the quarterly report
                  on Form 10-Q for the period ended March 31, 2000.