Form 10-K405
period 2000-06-30
ZYGO CORP
filed 2000-09-27
CIK 730716

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended June 30, 2000
Or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from                       to
                                     -----------------------  -----------------

                         Commission file number 0-12944

                                ZYGO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-0864500
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                Laurel Brook Road, Middlefield, Connecticut 06455
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (860) 347-8506
              -----------------------------------------------------
              (Registrant's telephone number, including area code:)

           Securities registered pursuant to Section 12(b) of the Act:
           ------------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K405. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

           Aggregate market value at August 31, 2000, was $903,190,742

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      14,517,181 Shares of Common Stock, $.10 Par Value, at August 31, 2000

Documents incorporated by reference: Specified portions of the registrant's Proxy Statement related to the registrant's 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Report.

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

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

Zygo Corporation ("Zygo" or the "Company") delivers high performance metrology and automation solutions for manufacturers of semiconductor equipment and precision parts, and manufactures optical components, systems and fiber optic modules for next generation optical networks.

The Company has a successful track record in commercializing its product innovations. Since 1992, the Company has introduced over 50 new products and an extensive number of customer-specific applications. The Company received R&D Magazine's R&D 100 awards and Photonics Circle of Excellence awards for its NewView 100, Pegasus 2000, ZMI 2000, and Mesa product introductions in 1994, 1996, 1997, and 1998, respectively, and has expanded its product applications to end industries which have not historically used noncontact metrology products such as the precision machined parts industry.

On May 5, 2000, the Company acquired Firefly Technologies, Inc. ("Firefly"), which became a wholly-owned subsidiary of the Company under the name Zygo TeraOptix. Under the terms of the acquisition, the Company issued 2,303,937 shares of its common stock.

The following chart illustrates the combined strengths of the current Zygo structure and demonstrates the strategic thrust of the Company:

                          INTEGRATED CORE COMPETENCIES

A) METROLOGY AND YIELD ENHANCEMENT SOLUTIONS

                                [GRAPHIC OMITTED]
                                                                  AUTOMATED
                                                                  METROLOGY
    SENSOR              APPLICATION SPECIFIC ENGINEERING          SOLUTIONS
----------------        --------------------------------        -------------
                                                                    Yield
     High                                    Parts               Productivity
   Precision              Analysis          Handling              Enhancing
   Metrology              Software         Automation             Solutions

Improving the yields of manufacturing processes by providing application specific solutions for customers' precision manufacturing needs.

B) OPTICS AND OPTICAL COMPONENTS

                                    [GRAPHIC OMITTED]

------------           -------------              ---------------
                                                  Next
Macro                  Wavefront                  Generation
&                      Engineering &              Optical Network
Micro Optics           Opto-                      Components
                       Mechanical                 Modules &
                       Assembly                   Semiconductor
                                                  Optics &
                                                  Assemblies
------------           -------------              ----------------
Providing high precision optics, components and modules to the semi-conductor and telecom industries.

                                INDUSTRY OVERVIEW

Manufacturers in high precision industries are radically redesigning processes in order to compete more effectively in an increasingly demanding marketplace. These changes are being necessitated by (i) decreasing product geometries, (ii) increasing complexity of manufacturing processes, (iii) shortened product life cycles, (iv) declining product prices and (v) intensified global competition. These pressures on manufacturers to improve productivity and quality have required integration of high precision metrology and process control technologies directly into the manufacturing process in order to increase yields and quality control. High performance, noncontact metrology is an enabling technology for the semiconductor, data storage, optical manufacturing, and other high precision manufacturing industries.

Advancing technologies have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and increased complexity of design geometries, not capable of adequately being measured by the devices and systems historically utilized. For example, contact profilers and visual qualitative inspection systems are inadequate for quantitative analysis of critical dimensions such as semiconductor line widths, photomask surface quality, and sub micron precision machine parts.

The trend towards miniaturization and tighter tolerances creates new challenges for manufacturers as they are forced to handle, measure, and test ever-smaller components. As piece part dimensions and tolerances become smaller, "nano technology scale" precision is necessitated and, to a greater extent than ever, automated measurement and control is required.

With on-line process control and yield improvement metrology solutions being enabling factors for manufacturers of precision components, the growth for yield enhancement solutions is expected to outpace the growth of the overall capital equipment market. Shortened product lifecycles, increased competition, and declining product prices in these industries, have forced these manufacturers to no longer depend solely on sales growth to fuel financial performance improvement, but rather to focus greater attention on the need to reduce production defects and significantly increase production yields. While the semiconductor industry is rather mature in its use of these types of tools, the telecom and industrial markets' requirement for on-line automated metrology solutions is at an early stage of penetration, since manufacturers are just beginning to measure critical dimensions and surface topography of smaller parts to tighter tolerances.

With the acquisition of Firefly, the Company entered into the optical communications marketplace. The Optical Communications Industry is characterized by rapid expansion and growth, with both established and emergent companies rushing to create next-generation all-optical components, systems and networks that will replace existing bandwidth-constrained electrical-based systems. All-optical networks will transport and process information at significantly higher throughputs, and more efficiently. Multiple streams of information will travel within optical fibers at the speed of light, and be introduced or retrieved using DWDM (dense wavelength division multiplexing) systems, and routed to different locations by high-speed Optical Cross-Connect Switches.

The availability of critical components and fiber-optic modules is presently pacing the growth of this industry. The strong demand and short supply of these components has created a significant opportunity for those who can efficiently produce and deliver optical components. The limited number of manufacturers of optical components creates a problem for customers who typically want multiple sources for critical components and modules. Items that are in high-demand include dielectric collimator lenses, filters, switches, beam combining modules, and fiber arrays.

The Company believes this situation creates an opportunity for new entrants who can rapidly fill the voids; and Zygo TeraOptix, with its assembled talent pool and vertical manufacturing capabilities, experienced in the technically analogous industries of optical data storage and recording head fabrication, is well poised to address this dynamic market.

                                    STRATEGY

Zygo's objective has been to apply its core competencies in precision optics, metrology and automation to expand its position as a leading worldwide supplier of OEM products and instruments for the semiconductor, optical telecommunications, and industrial manufacturing markets. Zygo dedicates substantial resources to research, process and product development to enable it to compete effectively in its market areas. Key elements of Zygo's strategy include:

o     MAINTAIN ENHANCED LEADERSHIP THROUGH INNOVATIVE TECHNICAL SOLUTIONS

      Zygo's core competencies in high precision measurement, including interferometry, confocal scanning optical microscopy, systems integration, automated piece parts handling, and precision optic components are directly applied to meet the higher measurement precision, accuracy, resolution, data acquisition and data analysis requirements in the most demanding manufacturing processes of its customers. Throughout its history, Zygo has met its customers' requirements through innovation and invention, with 93 United States patents and 12 foreign patents, and 42 United States patent applications and 48 foreign patent applications pending.

o     FOCUS ON NEW MARKETS

      Over the course of its 30-year history, Zygo has developed an Intellectual Property portfolio around the use of light for metrology and motion control. Zygo possesses patents used in metrology instruments that can be re-deployed into modules for optical communications. As an example, the Company's management believes that metrology can increase the manufacturers ability to deliver high yields in the production of optical components.

      Leveraging the assembled capabilities and talent pool, Zygo through its new TeraOptix subsidiary plans to deliver components and modules to optical communications customers, offering suitable alternative solutions at superior quality and competitive prices. As such, TeraOptix intends to operate at the highest level of integration to best optimize each given value proposition. Examples include a collimator lens and fiber-lens offering, electro-optic fiber-optic assembly and a polarizing beam combining module. A major internal development effort centers around the creation of a 1024 X 1024 optical cross-connect switch that will draw on our abilities to fabricate MEMs switches, microlenses and fiber-arrays, and integrate them.

      In response to a recent customer need for a beam combiner, Zygo TeraOptix created a set of base process technologies that can be used to address a broad range of modules. Specific capabilities created include a wavefront-guided alignment and in-situ component attachment schemes that enable TeraOptix to create hermetically sealed, epoxy-free low-loss modules.

      Zygo is also focused on expanding its presence in new high precision manufacturing markets where yield improvement process control solutions are enabling technologies. For example, the Company's MESA system has broadened the capabilities of Zygo's large aperture products and now allows manufacturers of precision machined parts to use interferometry to measure the surface topography of their parts. Zygo's history of innovation is across products and technologies, exhibited by the Company's ability to integrate nano-metrology products with automated discrete parts handling. Examples include Zygo's automated mask handling system, which incorporates motion control and precision parts handling with optical components and robotics, and the Company's reticle inspection system, which utilizes parts handling robotics and optical microscopy. The combination of several of the Company's core technologies results in automated precision metrology and process control solutions that can be placed directly in the production process.

o     BROADEN CUSTOMER RELATIONSHIPS

      One of Zygo's strategies is to form close technical and strategic relationships with leading companies in its targeted end markets. This is accomplished by working closely with its customers to provide high precision metrology and process control solutions integrated directly into the manufacturing process. Zygo has developed significant brand-name recognition among leading users of microfabrication technology, and several of its customers are repeat purchasers of multiple product families across technological platforms. Zygo intends, by forming closer customer alliances, to better understand the evolving needs of its customers and, through the application of innovative technology, to provide high performance, high quality, cost effective solutions to the production improvement requirements in the shortest possible cycle time. Through this solution-sales cycle, which further promotes a closer and longer term partnership relationship between Zygo and its customers, Zygo strives to attain a preferred position with major industry leaders.

o     SUPPLY QUALITY SOLUTIONS RAPIDLY

      Zygo seeks to deliver high quality and high reliability system solutions in a minimal cycle time. To this end, Zygo has installed an enterprise-wide total quality process where employee-led teams work to improve the effectiveness and efficiency of its processes while searching out and removing areas of poor quality and waste. Zygo's operations strategy focuses on internally providing those manufacturing services that add value for the customer.

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

                            PRODUCTS AND APPLICATIONS

Zygo manufactures high performance, noncontact metrology instruments and systems and accessories, and optical components and systems to precise tolerances both for sale and for use as key elements in its own products. The Company's products are based on its core competencies: (i) interferometry, (ii) confocal scanning optical microscopy, (iii) systems integration, (iv) automated piece parts handling, (v) precision optics and modules, and (vi) MEMS manufacturing.

Zygo's product strategy with respect to metrology and yield enhancement is to apply its high precision automated metrology systems to its customers' production lines in order to improve yields and increase productivity. The Company's products employ such features as automated parts handling, auto-focus, and automated parts alignment, thereby removing the operator from the measurement process and improving throughput and product yields. The Company's instruments and systems utilize modular designs where entire product families share several, if not all, of the same components, modules, and software. Since 1992, Zygo has redesigned all of its instruments and continues to upgrade its systems and their features, particularly their software capabilities.

Since its inception, Zygo has been broadening its ability to provide productivity enhancing solutions through in-house development of leading-edge technological innovations and through synergistic add-on acquisitions. The Company has integrated these acquisitions, and has augmented its existing interferometry and optical expertise with a broad array of high precision metrology capabilities. The addition of systems integration and parts handling capabilities allows Zygo to integrate its core metrology products into an automated system, which can be placed directly into a customer's production line.

With the acquisition of Firefly Technologies, Zygo's combined experiences in metrology enable the Company to fully characterize its components, allowing for rapid process yield and quality improvements.

TeraOptix's wafer fab, with a full complement of vacuum deposition, photolithography, ion-milling, reactive ion etching, electroplating, wet chemistry and film characterization machines, enables the Company to fabricate a wide variety of components. These include patterned substrates for microwave devices, MEMs devices for high-speed switching, and various metal and dielectric coatings, including those required for optical filters and anti-reflection. Silicon baseplates, with built-in alignment and attachment features, are also fabricated within the wafer fab.

TeraOptix's capabilities in precision mechanical processing, spanning from lapping and polishing to slicing and grinding, allows us to fabricate micro-optic and opto-mechanical components, i.e., ball lenses, collimator lenses, polished fibers, silicon baseplates, and platforms. A fully equipped model shop enables Zygo TeraOptix to rapidly fabricate its own machined parts and tools.

In Micro-Assembly and Opto-electronics Packaging, TeraOptix uses its proprietary wavefront guided alignment methods and in-situ attachment schemes, enabling it to produce hermetically sealed, epoxy-free, low-insertion loss modules. Recent projects have included MEMs switch packages, tight-pitch fiber-arrays and polarizing beam combiner modules. Leveraging the automation expertise of Zygo's Delray Beach operations, efforts are under way to create a rapid and precise fiber placement tool that will give Zygo TeraOptix a competitive advantage for fiber-array and fiber-optic module production.

"Dashboard", TeraOptix's home-grown database management system, enables managing and tracking of all manufacturing and business activities, including process trends, order status, inventory levels, and process equipment status. A web-accessible module, named "Approach", enables customers and partners to view real-time product and process data, in a secure yet easy-to-use manner. Enabled by TeraOptix proprietary data pumps, measurement information gathered off TeraOptix's networked measurement and manufacturing equipment, is typically available approximately 10 seconds after a measurement is completed.

We also manufacture the MicroLUPI 2000, a compact interferometer designed for ease of use, especially for applications that involve repetitive testing of similar components. Microlenses as small as 20 microns to 3 millimeters in diameter can be quickly and automatically characterized. The MicroLUPI 2000 is easily configured to test optics in reflection or transmission, using collimated, converging or diverging illumination. With its integrated motion control and down facing orientation, this system is ideal for testing lens arrays, and for picking and testing discrete lenses, molded aspherics, miniature mirrors and filters.

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

                            ZYGO'S PRODUCT OFFERINGS

CORE COMPETENCIES              MEASUREMENT/APPLICATION                          PRODUCT
-------------------------      -------------------------------------------      -------------------------
Interferometry                 Surface Analysis Microscopy                      NewView Family
                               Large-Aperture Surface Analysis                  GPI family, MESA
                                                                                Flying Height Test
                               Precision Distance/Angle/Motion Measurement      ZMI family
                               Surface Figure Analysis for Microoptic           Microlupi 2000

Confocal Scanning              Surface Analysis Microscopy                      AMS, KMS family
  Optical Metrology            Confocal Modules - OEM                           K-2, K-3, NCM, PCM

Automatic Handling             Application Specific Automation Systems          Systems integration,
                                                                                production line automation

Precision Optical Systems      Optical Instruments; Zygo's own products,        Flats, Spheres, Waveplates,
                               Telecommunication devices, High Energy lasers    Mirrors

Micro Optics                   Fiber and Laser Collimation                      Ball & Collimator Lenses
                                                                                Lense & Micro Lense Arrays

Fiber Optic Modules            Subssemblies for DWDM & Optical Routers          Fiber Arrays, Beam Combiners,
                               Core Switches, Telecom                           NxN Switches

PATENTS

Zygo relies on a combination of patent, copyright, trademark, and trade secret laws and license agreements to establish and protect its proprietary rights in its products. Zygo believes, however, that its success depends to a greater extent upon innovation, technological expertise, and distribution strength. The Company has been awarded 93 United States patents and 12 foreign patents, and has 42 United States patent applications and 48 foreign patent applications pending. Zygo, the Zygo logo, and Sight Systems are registered trademarks of Zygo Corporation. The Company also holds several nonregistered trade-marks including AAB System, AMS, GAPii, GapScope, GPI, Growth Potential Interferometer, KMS, MaximoGP, MESA, MicroLUPI, MicroLUPI 2000, NewView 100, New View 200, NewView 5000, Pegasus 2000, ROBOii, SXM-Cascade, SXM-Dolomite, SXM-Sierra, ZLF-1000, ZMI-510, ZMI-1000, and ZMI-2000.

RESEARCH AND DEVELOPMENT

Zygo operates in an industry that is subject to rapid technological change and engineering innovation. The Company distinguishes its instrument products on the basis of its electro-optical sensor technology, its software capability, and its skill in systems integration. Zygo dedicates substantial resources to research and development. At June 30, 2000, the Company employed 83 individuals within its R&D and engineering operations, including 26 individuals with advanced degrees, of which 9 individuals have earned doctoral degrees.

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

                              CUSTOMERS AND MARKETS

The growing need for dimensional control to the subnanometer level has created a growing need for Zygo's instruments and systems among both OEMs and end-users of microfabrication technology. As the market demands for greater tolerance control in the manufacturing process have increased, particularly in the data storage and semiconductor markets, Zygo has been able to meet these demands with on-the-production-line yield improvement instruments and systems as well as with its off-line quality control instruments. The Company's installed base of high precision metrology systems exceeds 6,540.

For most of fiscal year 2000, Zygo continued to operate in one segment, as a world leader in metrology, process control, and yield solutions servicing high precision industries. With the acquisition of Firefly in May 2000 and its continued focus on customers and their needs, Zygo has reorganized to address three key markets - semiconductor/data storage, industrial, and telecommunications - which is consistent with how management will monitor business performance and make key decisions beginning with the first quarter of fiscal 2001.

Sales to the semiconductor and data storage industry in fiscal year 2000 constituted approximately 62% of the Company's revenues. A large portion of sales to this sector is optics and motion control systems to OEMs for the photolithography process, wafer repair, sawing systems, and mask making. The demand for increasing disk drive areal density dictates that flying heights are decreasing and that head designs and tolerances are becoming more and more critical. As a result, the majority of sales to the data storage industry are interferometric and vision metrology microscopes and systems, which provide complete measurement and analysis of all critical head parameters.

Approximately 28% of the Company's fiscal year 2000 sales are to industrial companies and research institutions. The Company anticipates growth opportunities in its sales to the industrial market, as products such as the NewView, ZMI and GPI family, and new product introductions, such as the MESA, expand Zygo's capability to sell to the precision machining and industrial sectors. Specifically, the Company sees significant potential in the Tier 1 suppliers to the automotive industry as performance engines require parts machined to tighter and tighter tolerances. The Company also maintains close working relationships with various research groups and academic institutions. The Company continues to see its optic sales to the Industrial market increase.

The telecommunications industry, although a new market for the Company accounted for 10% of the Company's sales in 2000, which can be attributed to both the Company's Optics operations and the recently acquired TeraOptix operations.

Virtually all testing of optical components and systems and national laboratories is done with Zygo's GPI family of interferometers which have a variety of applications including aircraft windows, stages for high precision equipment, and optics for Zygo's own equipment. The Company maintains key relationships with major optics research organizations as evidenced by its relationship and significant contract with NIF, referred to earlier.

Several of Zygo's customers purchase multiple product family types and multiple technology platforms and employ Zygo's solutions at multiple facilities worldwide. The following is a representative list of end-users of Zygo's products:

                      SELECTED ZYGO CUSTOMERS BY END MARKET

  Semiconductor &                                     Industrial Surfaces,
   Data Storage           Telecommunication         Machine Control, & Optics
----------------------   ------------------------   --------------------------

Canon                    Agilent                    Bausch & Lomb
DuPont Photomasks        Corning                    Berliner Glass
ESI                      GSI Lumonics               Bosch
ETEC                     Infrared Fiber             Canon
IBM                      JDS Uniphase               Catepillar
Hitachi                  Leister                    Cummins Engine
KLA-Tencor               Lightchip                  Dover Instruments
Intel                    Lucent                     General Motors
Leica                    Mems Optical               Hughes
Motorola                 Opnetics                   Lawrence Livermore
NEC                      Photonics                  Martin Marietta
Phototronics             Qtera                      Melles Griot
SAE Magnetics            Vytran                     Nikon
Seimens                                             NIST
Sony                                                Olympus
SVGL                                                Saint-Gobain/Norton
Taiwan Mask Co.                                     Schott Glass
Texas Instruments                                   Vistakon
Zeiss                                               Zeiss
                                                    3M

In fiscal years 2000, 1999, and 1998, sales to Zygo's top customer, Canon Inc., accounted for approximately 19%, 21%, and 18%, respectively, of Zygo's net sales. Sales to the Lawrence Livermore National Laboratories accounted for 3%, 6%, and 13% of the Company's sales in 2000, 1999, and 1998. No other single customer accounted for more than 10% of Zygo's sales in any of the 2000, 1999, or 1998.

                                     BACKLOG

Backlog at June 30, 2000, was $45,943,000 compared to $28,941,000 at June 30,
1999, an increase of $17,002,000 (59%). The increase in the backlog was principally a result of a surge in the semiconductor industry and the change in the sales infrastructure.

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

Sales to the Company's OEM customers are usually through direct sales personnel. Zygo's sales and marketing staff and engineers work closely with the OEM to design high value-added subsystems to be integrated into the OEM's product. These subsystems often contain multiple Zygo technologies, are highly customized, and provide a differentiated advantage for the OEM. While these sales generally take a long time to develop and deliver, the result can be a long-term relationship as a sole-source supplier.

Zygo's regional organization sells all Zygo products and services through a combination of direct sales staff and independent distributors and sales representatives. The Company's regional sales offices are headquartered in Middlefield, Connecticut (Eastern USA Region); Chicago, Illinois (Central USA Region); Sunnyvale, California (Western USA Region); Damstad, Germany (European Region); Singapore (Pac Rim Region); and Tokyo, Japan (Japan Region). Additionally, the Company maintains direct sales offices in Delray Beach, Florida; Longmont, Colorado; and Taiwan. At June 30, 2000 Zygo employed 93 sales, service, applications support, and marketing personnel. Additionally, the Company employs more than 10 representatives and distributors in international regions to support sales and service in over 20 countries including Japan, Singapore, Malaysia, Philippines, Taiwan, South Korea, Germany, United Kingdom, France, and Italy. The combination of direct sales and representatives allow the Company to be truly international in its sales and customer support approach.

The following table sets forth the percentage of Zygo's total sales by region (including sales delivered through distributors) during the past three years:


                                                Year Ended June 30,
                                  ----------------------------------------------
                                       2000             1999            1998
                                  -------------      ----------      -----------

United States....................      56.0%           53.9%            56.0%
Japan............................      20.2%           23.3%            22.8%
Pacific Rim......................      13.4%            9.9%            11.6%
Other (primarily Europe).........      10.4%           12.9%             9.6%

Almost all of Zygo's export sales are negotiated, invoiced, and paid in United States dollars.

CUSTOMER SUPPORT

Zygo believes that its strong commitment to service is essential, based on the growing complexity of the equipment used in the manufacturing process by Zygo's customers. As Zygo's products are on customer production lines, uptime of Zygo's products is critical considering the effect on the customers' production efficiency. In March 1999, Zygo established a Technical Support Center within its Middlefield site. This center is staffed with individuals who are knowledgeable of the Company's products and offer technical support via e-mail or via an 800 number service (1-800-ZYGO-NOW). At June 30, 2000, Zygo's domestic customer support and service staff consisted of 20 persons. Outside of the U.S., Zygo's distributors and sales representatives assist the direct service staff allowing the Company to offer a worldwide network for customer support, providing 24-hour-on-demand maintenance services. The service engineers are skilled in optical and electrical component repair, software, application and system integration, diagnostics, and problem solving capabilities.

Zygo offers its customers three main types of service programs including priority support, extended warranty, and preventive maintenance, and also customizes programs to meet specific customer needs. These service programs include emergency service scheduling, software upgrades, preventative maintenance visits, and charges for parts, labor, and travel. To minimize downtime, the Company has available spare parts kits designed to ensure availability and emergency delivery. Finally, the Company can supply customers with upgrades for nearly all of its systems.

Zygo also offers testing services for a fee to customers, which require extra precision, an alternative metrology resource, a third party opinion/certification, or extended metrology capabilities. This service provides an economical way for customers to measure and/or certify their samples with Zygo's precision, noncontact, surface and optical measuring instruments. When customers need the accuracy and NIST-traceability of Zygo precision surface and optical measuring instruments, but do not have the volume to justify a purchase, Zygo's Testing & Certification Services provides a cost-effective solution. The Company's facility in Middlefield, Connecticut, has advanced equipment for testing a customer's parts and providing the customer with three-dimensional surface maps and supporting data necessary for determining the quality of the parts.

Zygo also offers absolute calibration of spheres and flats, as well as large aperture plano surfaces. To assist customers in establishing and maintaining a routine calibration program, the Company often automatically notifies customers when the next certification is due.

TRAINING AND SEMINARS

In addition to its customer support network, Zygo offers training programs and maintenance contracts for its customers for a fee. Zygo's Customer Education and Training seminars offer training in the areas of interferometry, optical testing, surface metrology, and 3D microscopy, and can be customized to suit the attendees particular needs. Customer opticians, QC inspectors, technicians and engineers, and managers generally attend the classes and receive the training necessary to reduce the variability of measurements, solve chronic testing problems due to issues such as alignment and environment, increase throughput of production teams, automate systems setup and data recording, and prevent bottlenecks in the QC department. Classes can be held at Zygo's Middlefield, Connecticut, or Sunnyvale, California, locations or at the customer's location.

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

               MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

Late in 1999, Zygo reorganized its operations, eliminating the manufacturing activities of its Sunnyvale and Newbury Park, California, operations. Zygo's principal manufacturing activities are conducted at its facilities in Middlefield, Connecticut; Longmont, Colorado; Holliston, Massachusetts and Asslar, Germany. Zygo maintains an advanced optical components manufacturing facility in Middlefield, specializing in the fabrication, polishing, and coating of plano (flat) optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in Zygo's instrument products. Zygo's manufacturing activities for its instruments and system products consist primarily of assembling and testing components and sub assemblies, some of which are supplied from within Zygo and others are supplied by third party vendors and then integrated into Zygo's finished products. Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Zygo also maintains Computer Numerical Control (CNC) metal fabrication equipment for in-house production of strategic metal formed components.

Certain components and subassemblies incorporated into Zygo's systems are obtained from a single source or a limited group of suppliers. Management routinely monitors single or limited source supply parts, and Zygo endeavors to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although Zygo seeks to reduce its dependence on sole and limited source suppliers, it has not qualified a second source for various of these products and the partial or complete loss of certain of these sources could have an adverse effect on Zygo's results of operations and damage customer relationships.

At its Middlefield operations, Zygo also maintains a fully integrated management information system which includes the business modules (capacity planning, materials requirements planning, order entry, financials, etc.) necessary to manage Zygo's growing operations there. All of Zygo's worldwide operations are connected by a wide area network which provides full network services including shared databases, electronic mail, and the ability to interchange files containing writing material, software code and engineering drawings. Additionally, to facilitate effective communications, Zygo's Middlefield, Longmont, and Sunnyvale operations have installed advanced video conferencing equipment. At June 30, 2000 the Company employed 297 personnel in its manufacturing operations.

The Company has developed a significant Total Quality Management ("TQM") process, which is headed by the Vice President of Manufacturing. The TQM program is characterized by a 7-step problem solving process whereby employees identify areas of waste, establish teams, and apply the process to eliminate the root cause of the problem. The TQM program, which is completely voluntary for employees, was instrumental in the Company obtaining ISO 9001 certification at its Middlefield facility where it was originally launched and has a 30% employee participation

                                    EMPLOYEES

At June 30, 2000, Zygo employed 486 persons.

None of the Company's employees are covered by collective bargaining agreements. Zygo has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company maintains manufacturing facilities in Middlefield, Connecticut, Holliston, Massachusetts, Asslar, Germany and Longmont, Colorado, and maintains its corporate headquarters on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 135,500-square-foot building on approximately 13 acres. In 1998, this facility was expanded by 35,500 square feet to provide additional optical fabrication capacity and a new office area for sales, service, R&D, and administrative personnel. All other facilities are leased.

                                                                    Square Feet
                                                       ---------------------------------         Owned /
                Operation/Location                     Manufacturing              Total         Lease Exp.
----------------------------------------------------   -------------            --------        ----------
Corporate Headquarters                                   80,000                  135,500          Owned
  Eastern Regional Sales Office,
  Instrument Manufacturing,
  and Optics Manufacturing
Middlefield, Connecticut

Automation Systems Manufacturing                         15,000                   32,000         Leased
Longmont, Colorado                                                                              31-May-06

Zygo TeraOptix                                           10,000                   16,000         Leased
Holliston, Massachusetts                                                                        31-Mar-02

Zygo - Laser Technology (R&D)                                 0                    1,452         Leased
Watsonville, California                                                                         14-Apr-05

Western Regional Sales Office                                 0                   20,000         Leased
  and R&D Center                                                                                31-Oct-00
Sunnyvale, California

R&D Center                                                    0                   12,240         Leased
Newbury Park, California                                                                        2-Feb-03

European Regional Sales Office,                           1,500                    4,000         Leased
  Confocal Manufacturing                                                                        31-Aug-03
Asslar, Germany

Zygo - Pacific Rim Sales Office                               0                    2,350         Leased
Singapore                                                                                       1-Mar-01

ZygoLOT                                                                                          Leased
Damstad, Germany                                              0                    1,296        1-Oct-04

Zygo KK                                                                                          Leased
Japan                                                         0                    1,775        31-Oct-01
                                                        -------                  -------
Total                                                   106,500                  226,613
                                                        =======                  =======

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

GARY K. WILLIS - AGE 55 - CHAIRMAN

Mr. Willis has served as Chairman of the Company since November 1999. Mr. Willis also served as Chairman and Chief Executive Officer from November 1998 to November 1999, and as President and Chief Executive Officer from August 1993 to November 1998. From February 1992 to August 1993, Mr. Willis served as President and Chief Operating Officer of the Company. Previously, Mr. Willis spent 15 years with The Foxboro Company, most recently as President, Chairman and CEO.

Mr. Willis has served as an executive officer of the Company since February 1992 and is a director of the Company.

J. BRUCE ROBINSON - AGE 58 - PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Robinson has served as President and Chief Executive Officer since November 1999 and as President from February 1992 to November 1999. Previously, Mr. Robinson spent 25 years with The Foxboro Company, his most recent positions were President Worldwide Operations from 1996 to 1998, and President of Europe from 1990 to 1996.

Mr. Robinson has served as an executive officer of the Company since February 1999 and is a director of the Company.

MICHAEL J. AUTH - AGE 46 - CHIEF FINANCIAL OFFICER, VICE PRESIDENT FINANCE AND TREASURER

Mr. Auth has served as the Chief Financial Officer, Vice President Finance and Treasurer since March 2000. Previously Mr. Auth served as Vice President, Finance and Information Systems for M/A-COM, the wireless division of Tyco International from 1996 to 2000 and in various senior financial positions with Comsat Corporation from 1987 to 1996.

Mr. Auth has served as an executive officer of the Company from March 2000.

JOHN S. BERG - AGE 37 - PRESIDENT AND CHIEF TECHNICAL OFFICER, ZYGO TERAOPTIX

Mr. Berg has served as the President and Chief Technical Officer of Zygo TeraOptix since May 2000. Previously Mr. Berg served as the President and Chief Technical Officer of Firefly Technologies from 1997 to 2000 and has held senior management and key engineering positions at Digital Papyrus Corporation from 1995 to 1997.

Mr. Berg has served as an executive officer of the Company since May 2000 and is a director of the Company.

WILLIAM H. BACON - AGE 50 - VICE PRESIDENT MANUFACTURING

Mr. Bacon has served as Vice President Manufacturing since April 2000. Previously, Mr. Bacon served as Vice President, Corporate Quality of the Company from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality of the Company and also served as Manager of Instrument Manufacturing Engineering of the Company from June 1987 to November 1993.

Mr. Bacon has served as an executive officer of the Company since January 1996.

BRIAN J. MONTI - AGE 44 - VICE PRESIDENT, WORLDWIDE SALES AND SERVICE

Mr. Monti has served as Vice President, Worldwide Sales and Service since July 1999. Previously, Mr. Monti served as Vice President, Sales, Service and Marketing for Radiometric Corporation from 1998 to 1999 and Vice President, Sales, Service and Marketing for Honeywell Measurex from 1984 to 1998.

Mr. Monti has served as an executive officer of the Company since July 1999.

DAVID J. PERSON - AGE 52 - VICE PRESIDENT HUMAN RESOURCES

Mr. Person has served as Vice President Human Resources since September 1998. Previously Mr. Person served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of the Company since September
1998.

PATRICK K. TAN - AGE 40 - VICE PRESIDENT, BUSINESS OPERATIONS, ZYGO TERAOPTIX

Mr. Tan has served as the Vice President of Business Operations of Zygo TeraOptix since May 2000. Previously Mr. Tan served as the Vice President of Business Operations of Firefly Technologies from 1997 to 2000 and has held management and engineering positions at Quantum Corporation from 1994 to 1997.

Mr. Tan has served as an executive officer of the Company since May 2000 and is a director of the Company.

ROBERT A. SMYTHE - AGE 49 - VICE PRESIDENT PRODUCT DEVELOPMENT AND ENGINEERING

Mr. Smythe has served as Vice President Product Development and Engineering since June 1998. Previously, he served as Vice President, Sales and Marketing of the Company from January 1996 to June 1998. From June 1993 to January 1996, Mr. Smythe was Director of Sales and Marketing of the Company and from April 1992 to June 1993 served as Manager, Industry Marketing of the Company.

Mr. Smythe has served as an executive officer of the Company since January 1996.

CARL A. ZANONI - AGE 59 - VICE PRESIDENT TECHNOLOGY

Dr. Zanoni has served as Vice President Technology since June 1998. Previously, he served as Vice President, Research, Development and Engineering of the Company from April 1992 to June 1998.

Dr. Zanoni is a cofounder of the Company and has served as an executive officer since its inception in 1970. He is also a director of the Company.

Of the above executive officers, Mr. Willis, Mr. Robinson, Mr. Berg, Mr. Tan and Dr. Zanoni are directors of the Company. Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common shares are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol "ZIGO". Market price data for 2000 and 1999, is as follows:

                               Fiscal Year                   Fiscal Year
                            Ended June 30, 2000          Ended June 30, 1999
                         ------------------------      ----------------------
                           High             Low         High             Low
                         --------         -------      -------         -------
First quarter            $14 5/8          $9 1/4       $15 3/8         $6 3/8
Second quarter           $25 1/16         $13          $12 3/4         $5
Third quarter            $74 5/16         $19 3/8      $15 3/4         $8 1/2
Fourth quarter           $94              $20 3/4      $13 1/8         $7 1/4


The number of stockholders of record at June 30, 2000 was 492.

ITEM 6.  SELECTED FINANCIAL DATA

(Thousands, except per share amounts)


                                                                                 Fiscal Year Ended June 30,
                                                            -----------------------------------------------------------------------
                                                            2000 (1)        1999 (1)      1998 (1)        1997 (1)         1996
                                                            --------        --------      --------        --------        -------
Net Sales                                                   $ 87,243        $63,382       $ 99,084        $ 87,220        $ 57,374
Gross Profit                                                $ 32,555(4)     $22,385       $ 41,449        $ 41,825        $ 25,866
      % of sales                                                  37%            35%            42%             48%             45%

Earnings before taxes and nonrecurring charges              $  7,256(2)     $(6,851)      $ 12,940(2)     $ 21,121(2)     $ 11,558
      % of sales                                                   8%           (11%)           13%             24%             20%
Earnings before nonrecurring charges                        $  4,798(2)     $(3,876)      $ 8,949(2)      $ 13,960(2)     $  7,799
      % of sales                                                   5%            (6%)            9%             16%             14%
Earnings per share before nonrecurring charges
      Basic                                                 $   0.38(2)       $(.33)      $   0.78(2)     $   1.34(2)     $   0.84
      Diluted                                               $   0.34(2)       $(.33)      $   0.69(2)     $   1.16(2)     $   0.72
   Earnings per share before nonrecurring charges                203%          (148)%          (41)%            62%            121%
       growth rate

Net earnings (loss)                                         $(16,047)       $(3,876)      $  7,029        $  2,877        $  7,799
Net earnings (loss) per common share:
   Basic (3)                                                $  (1.28)       $  (.33)      $   0.61        $   0.28        $   0.84
   Diluted (3)                                              $  (1.28)       $  (.33)      $   0.55        $   0.24        $   0.72
Weighted average number of shares:

   Basic                                                      12,511         11,780         11,480          10,403           9,323
   Diluted                                                    12,511         11,780         12,877          11,998          10,878

Research and development                                    $ 11,270        $ 9,186       $  9,844        $  7,151        $  5,538
Capital expenditures                                        $  6,513        $ 4,372       $  9,126        $  4,723        $  2,864
Depreciation and amortization                               $ 11,318        $ 4,448       $  3,412        $  2,612        $  1,477


                                                                                           June 30,
                                                            -----------------------------------------------------------------------
                                                             2000(1)        1999(1)        1998(1)        1997(1)           1996
                                                            ---------       -------        -------        -------         --------
Working capital                                             $ 56,550        $ 43,766      $ 50,246        $ 47,633        $ 47,148
Current ratio                                                    4.5             4.8           4.1             4.6             5.2
Total assets                                                $ 95,162        $ 82,442      $ 91,444        $ 78,799        $ 65,895
Long-term debt (excluding current portion)                        84        $     36      $     65        $    --         $    --
Stockholders' equity                                        $ 78,229        $ 68,712      $ 72,382        $ 62,408        $ 54,087
Price-earnings ratio                                           N/A             N/A            26.9           128.1            30.4
Number of employees at year end                                  486             444           466             399             287
Sales per employee - average                                $    179        $    143      $    213        $    231        $    224
Book value per common share                                 $   5.50        $   6.16      $   6.60        $   5.91        $   5.34
Market price at year-end                                    $ 90.813        $ 11.438      $ 14.813        $ 30.750        $ 21.875


(1) The results of Firefly Technologies, which is being accounted for as a pooling-of-interests, are included as of July 1, 1997. The results of Sight Systems, Inc ("SSI"), which is being accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec was completed; and the results of Technical Instrument Company ("TIC") are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective. Both of Syncotec and TIC were accounted for as purchases.

(2) Nonrecurring charges include acquisition-related charges of $14,001, $1,585 and $11,083 in the fourth quarter ended June 30, 2000, and in the first quarter ended September 30, 1997 and 1996, respectively; west coast operations reorganization costs of $10,567 in the fourth quarter ended June 30, 2000; and failed merger costs of $335, in the first quarter ended September 30, 1997.

(3) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 0, 0, 1,397,000, 1,595,000, and 1,555,000 in the years ended June 30, 2000, 1999, 1998, 1997, and 1996, respectively.

(4) Includes nonrecurring charges of $4,214 related to the inventory write off in the fourth quarter of fiscal 2000 as part of the Company's reorganization of its west coast operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales of $87,243,000 for fiscal 2000 increased by $23,861,000 or 38% from fiscal 1999 net sales of $63,382,000. The Company's sales were favorably impacted by the increase in demand from the semiconductor market and from the reorganization of the sales function, which moved the sales, marketing and customer service to a regional basis in order to put the critical support services closer to the customer. During each quarter of fiscal 2000 there was an increase in orders, sales and backlog. Product and system backlog is now at a record level and reflects the strong market demand for our manufacturing productivity and yield enhancement solutions. Orders for the year exceeded $100 million for the first time.

The Company's sales outside of the United States amounted to $38,408,000 in fiscal 2000, an increase of $10,379,000 or 37% from fiscal 1999 levels of $28,029,000. Sales in Japan during fiscal 2000 amounted to $17,588,000, an increase of $3,445,000 or 24.4% from fiscal 1999 levels. Sales in the Pacific Rim and Europe amounted to $11,714,000 and $9,106,000, respectively, representing 94% and 16% increases from 1999 sales levels. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in fiscal 2000 amounted to $32,555,000, an increase of $10,170,000 or 45.4% from gross profit of $22,385,000 in fiscal 1999. As a percentage of net sales, gross profit in fiscal 2000 was 37.3%, as compared to 35.3% in fiscal 1999. The increase in gross profit and gross profit as a percentage of sales were primarily due to the increase in volume and a more favorable product mix.

Selling, general and administrative expenses in fiscal 2000 amounted to $18,504,000 a decrease of $1,129,000 or 5.8% over fiscal 1999. During fiscal 2000, the Company recorded a $1 million credit to the selling, general and administrative expenses as a result of a legal settlement. Absent that credit, the expenses in this area remained relatively constant. As a percentage of net sales, selling, general, and administrative expenses decreased in fiscal 2000 to
21.2 % as compared to 31.0% in fiscal 1999, as a result of the increase in the volume of sales, increase in efficiencies of the group, and the decrease in the expense primarily as a result of the proceeds from the legal settlement.

Research, development and engineering expenses ("R&D") in fiscal 2000 totaled $11,270,000 and increased by $2,085,000 from fiscal 1999. The Company's management continues to pursue projects which will enhance the Company's product offering and provide long-term strategic and financial benefits. In addition to the normal investment in Research and Development, the Company is increasing its development in the optical module market in order to develop prototypes for major users in the telecommunications industry. R&D costs as a percentage of net sales amounted to 12.9%, which compares with 14.5% of net sales in 1999.

The Company recorded nonrecurring charges in the amount of $24,568,000 in fiscal 2000. This charge was a result of the Company's acquisition of Firefly Technologies, Inc. and the Company's decision to reorganize its West Coast operations. The Company recorded nonrecurring charges of $14,001,000 in 2000 as a result of the acquisition of Firefly Technologies, Inc. The nonrecurring charge from the acquisition was $12,024,000 for compensation expense resulting from the difference in the Firefly stock option exercise price and the deemed fair market value on the date of grant for financial statement purposes and $1,977,000 for the payment of professional fees related to the transaction. The Company recorded a charge of $10,567,000 as a result of its reorganization of its West Coast operations, principally for the write off of goodwill and inventory. The Company did not record any nonrecurring charges in fiscal 1999.

Amortization expense of $7,102,000 for fiscal 2000 increased by $5,844,000 or 465% from fiscal 1999 levels of $1,258,000. Substantially all of the increase is associated with the West Coast operations write-off of goodwill and other intangible assets and the amortization expense recorded on the Atomic Force Microscope line of business.

The Company's operating losses in fiscal 2000 were $18,322,000 as compared to operating losses of $7,691,000 in fiscal 1999.

Income tax benefits in fiscal 2000 totaled $1,459,000 or 8% of pretax losses, which compares with income tax benefit of $2,975,000 or 43% of pretax losses in fiscal 1999. The change from year to year relates primarily to the tax benefits that could not be recorded for financial statement purposes associated with the compensation charge in connection with the Firefly acquisition in fiscal 2000.

The Company recorded a net loss for fiscal year 2000 of $16,047,000 or $(1.28) per share, as compared to a net loss of $3,876,000 or $(.33) per share during fiscal 1999.

Backlog at June 30, 2000 was $45,943,000 compared to $28,941,000 at June 30, 1999, an increase of $17,002,000 or 59%.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales of $63,382,000 for fiscal 1999 decreased by $35,702,000 or 36% from fiscal 1998 net sales of $99,084,000. The Company's sales were adversely impacted by market conditions, which began with poor conditions in the Asian economic environment, leading to weak conditions in the semiconductor and data storage markets. These forces impacted net sales of the Company's instruments and systems, which decreased by 35.3% to $41,020,000. Net sales of modules and components decreased by 35.1% to $22,362,000. The decrease in modules and components was principally the result of reductions in revenue associated with the Lawrence Livermore National Laboratory National Ignition Facility Project as 1998 results included $8,887,000 of revenue associated with the facilitation of the Company's Middlefield, Connecticut plant and to a lesser extent motion and optical component sales to OEM customers.

The Company's sales outside of the United States amounted to $28,029,000 in fiscal 1999, a decrease of $14,990,000 or 34.8% from fiscal 1998 levels of $43,019,000. Sales in Japan during fiscal 1999 amounted to $14,143,000, a decrease of $8,141,000 or 36.5% from fiscal 1998 levels. Shortfalls were caused by lower demand from Japanese customers due to market conditions, including lower sales of motion control components to Canon Inc. for incorporation into Canon's photolithography "steppers" used in the production of semiconductors. Additional reductions occurred in mask metrology systems where macroeconomic factors impacted sales levels. Sales in the Pacific Rim and Europe amounted to $6,038,000 and $7,848,000, respectively, representing 46.8% and 16.4% reductions from 1998 sales levels. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in fiscal 1999 amounted to $22,385,000, a decrease of $19,064,000 or 46% from gross profit of $41,449,000 in fiscal 1998. As a percentage of net sales, gross profit in fiscal 1999 was 35.3%, as compared to 41.8% in fiscal 1998. The decreases in gross profit and gross profit as a percentage of sales were primarily due to volume shortfalls and the associated underutilization of the Company's manufacturing facilities as well as costs, which were essentially one time in nature, incurred as the Company realigned its manufacturing operations in response to lower demand. These actions led to the elimination of manufacturing in the Company's Newbury Park and Sunnyvale, California facilities.

Selling, general and administrative expenses in fiscal 1999 amounted to $19,633,000 an increase of $909,000 or 4.9% over fiscal 1998. During fiscal 1999, the Company initiated substantial cost reduction efforts as well as efforts associated with creating additional sales and support infrastructure. 1999 results were also impacted by bad debt expenses, most notably with contracts associated with StorMedia, Inc. Additional costs have been incurred for the creation of sales infrastructure and the addition of Atomic Force Microscopy technology to the Company's product portfolio. As a percentage of net sales, selling, general, and administrative expenses increased in fiscal 1999 to 31.0% as compared to 18.9% in fiscal 1998, as a result of such increased expenses and lower sales volume levels.

Research, development and engineering expenses ("R&D") in fiscal 1999 totaled $9,185,000 and decreased by $659,000 from fiscal 1998. During the third and fourth quarters, consolidations and cost reduction efforts were targeted in this functional area. Particular emphasis was given to the vision and confocal product lines where the completion of certain R&D programs and the resulting introduction of new products enabled these cost savings actions to move forward. The Company's management continues to pursue projects which will enhance the Company's product offering and provide long-term strategic and financial benefits. R&D costs as a percentage of net sales amounted to 14.5%, which compares with 9.9% of net sales in 1998.

The Company recorded nonrecurring charges in the amount of $1,920,000 in fiscal 1998, all which were incurred in the three months ended September 30, 1997. The nonrecurring charges related to $707,000 of expenses incurred to complete the Company's merger with SSI, recorded as a pooling-of-interest, the write-off of $878,000 of in-process research and development costs in conjunction with the Company's acquisition of Syncotec, and failed merger costs of $335,000 relating to the Company's failed efforts to merge with Digital Instruments, Inc. The Company did not record any nonrecurring charges in fiscal 1999.

Amortization expense of $1,258,000 for fiscal 1999 increased by $465,000 or 58.6% from fiscal 1998 levels of $793,000. Substantially all of the increase is associated with the amortization expense recorded on the Atomic Force Microscope line of business.

The Company's operating losses in fiscal 1999 were $7,691,000 as compared to operating profits of $10,168,000 in fiscal 1998.

Income tax benefits in fiscal 1999 totaled $2,975,000 or 43% of pretax losses which compares with income tax expense of $3,991,000 or 36% of pretax income in fiscal 1998.

The Company recorded a net loss for fiscal 1999 of $3,876,000 or $(.33) per share, as compared to net earnings of $7,029,000 and $.55 per share during fiscal 1998.

Backlog at June 30, 1999 was $28,941,000 compared to $24,410,000 at June 30, 1998, an increase of $4,531,000. The Company's instruments and systems at June 30, 1999 increased $6,280,000 largely due to increases in the automation backlog. The components backlog fell by $1,749,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, working capital was $56,550,000, an increase of $12,784,000 from the amount at June 30, 1999, and the Company had cash and cash equivalents of $15,598,000 and marketable securities amounting to $8,268,000 for a total of $23,866,000. Accounts payable and accrued expenses increased by $4,629,000, while accounts receivable increased by $7,657,000. As of June 30, 2000, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Stockholders equity at June 30, 2000 increased by $9,517,000 from the year earlier to $78,229,000, largely as a result of stock option exercises and the related tax benefit and the acquisition of Firefly.

At June 30, 1999, working capital was $43,766,000, a decrease of $6,480,000 from the amount at June 30, 1998, and the Company had cash and cash equivalents of $13,022,000 and marketable securities amounting to $8,351,000 for a total of $21,373,000. The $9,230,000 decrease in cash, cash equivalents, and marketable securities from the amount at June 30, 1998 came primarily from net losses of $3,989,000 and investing activities totaling $7,320,000. Additions to property, plant, and equipment account for $4,362,000 and AFM intangible purchases requiring cash payments of $2,250,000 were the major utilizers of cash. Lower business activity led to accounts payable and accrued expense decreases of $4,244,000, which were largely offset by accounts receivable reductions of $4,074,000. Management expects fiscal 2000 capital expenditures to approximate fiscal 1999 capital spending levels. At fiscal year end, the Company had $1,410,000 in inventory and purchase commitments of approximately $7,324,000 under its distribution agreement relating to the AFM technology and product line. As of June 30, 1999, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Stockholders equity at June 30, 1999 decreased by $3,670,000 from the year earlier to $68,712,000, largely as a result of net losses of $3,989,000.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

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

Customer Concentration; Relationship with Canon. During fiscal 2000, 1999 and 1998, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, "Canon"), Zygo's largest customer in those periods, accounted for approximately 19%, 21% and 18%, respectively, of Zygo's net sales. Zygo expects that sales to Canon, an original investor in Zygo which owns approximately 8.5% of Zygo's outstanding shares of Common Stock and is a distributor of certain Zygo products in the Japanese market, will continue to represent a significant percentage of Zygo's net sales for the foreseeable future. Zygo's customers generally do not enter into long-term agreements obligating them to purchase Zygo's products. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the semiconductor or computer disk drive industries, could have a material adverse effect upon Zygo's results of operations.

Technological Change and New Product Development. The market for Zygo's products is characterized by rapidly changing technology. Zygo's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements, and achieve market acceptance. Zygo expends significant financial and personnel resources to continually redesign and enhance its instruments, systems and components and upgrade its proprietary software technology incorporated in its products. Any failure by Zygo to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on Zygo's business, and the results of close relationships with its customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with Zygo. There can be no assurance that Zygo's customers will continue to provide the Company with timely access to such information or that Zygo will be successful in developing and marketing new products and services or product and service enhancements on a timely basis and respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services or product enhancements, if any, developed by Zygo will achieve market acceptance.

Dependence on Key Personnel. Zygo's success depends in large part upon the continued services of many of its highly skilled personnel involved in management, research, development and engineering, and sales and marketing and upon its ability to attract and retain additional highly qualified employees. Zygo's employees may voluntarily terminate their employment with Zygo at any time. Competition for such personnel is intense, and there can be no assurance that Zygo will be successful in retaining its existing personnel or attracting and retaining additional personnel.

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

Revenues Derived From International Sales and Foreign Operations. Zygo's products are sold internationally by Zygo primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for 44%, 46%, and 44% of Zygo's net sales in each of the fiscal years ended June 30, 2000, 1999, and 1998, and are expected to continue to account for a substantial percentage of Zygo's net sales. International sales and foreign operations are subject to inherent risks, including the economic conditions in these various foreign countries and their trading partners, political instability, longer payment cycles, greater difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses and in staffing and managing foreign operations, exposure to currency exchange fluctuations, transportation delays, and potentially adverse tax consequences. Substantially all Zygo's sales and costs are negotiated and paid in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render Zygo's products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively impact international sales of Zygo's products and Zygo's foreign operations, as would changes in the general economic conditions in those markets. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on Zygo in the future.

Reliance on Middlefield Manufacturing Facility. The Company manufactures substantially all of its optical components at its facility in Middlefield, Connecticut. Any extended interruption of optical component production at the Middlefield manufacturing facility could have a material adverse effect on the business of the Company.

Control of Company. The Company's executive officers and directors, through their affiliation with certain stockholders and their stock option holdings, may be deemed to beneficially own approximately 18% of the outstanding shares of Common Stock. As a result, these individuals may have the ability to control the Company and direct its affairs and business, including the election of all the directors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to interest rate risk on our investment portfolio.

A move in interest rates of 10% of our weighted-average worldwide interest rate in 2000 affecting our financial investments as of June 30, 2000 would have an insignificant effect on our pretax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required pursuant to this Item begin on Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning executive officers which is set forth in
Part I of this Annual Report, information required by this item will be included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 2000 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in the Proxy Statement under the caption "Executive Compensation" and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be included in the Proxy Statement under the captions "Election of Board of Directors" and "Principal Stockholders" and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is herein incorporated by reference.

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

4.1 Shareholders Agreement dated October 17, 1983, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer (Exhibit (4)(a) to Registration 2-87253)*

10.1 Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253)*

10.2 Agreement dated May 27, 1975, between the Company and Canon U.S.A., Inc., regarding information sharing and marketing (Exhibit (10)(x) to Registration No. 2-87253)*

10.3 Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

10.4      Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit
          10.15 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1995)*

10.5 Canon/Zygo Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*

10.6 Employment Agreement dated February 13, 1992, relating to the employment of Gary K. Willis by the Company (Exhibit 10.38 to the Company's Annual Report on Form 10-K for its year ended June 30,
          1992)*

10.7 Amendment, dated August 26, 1993, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit
          10.22 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

10.8 Second Amendment, dated March 10, 1995, to the Employment Agreement dated February 13, 1992, between Gary K. Willis and the Company (Exhibit 10.19 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

10.9 Stock Purchase Agreement dated March 4, 1992, relating to the purchase of Company Common Stock by Gary K. Willis from Wesleyan University (Exhibit 10.39 to the Company's Annual Report on Form 10-K for its year ended June 30, 1992)*

10.10     Services Agreement dated August 26, 1993, between the Company and Paul
          F. Forman (Exhibit 10.26 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

10.11 Amendment Agreement dated as of December 31, 1996, between the Company and Paul F. Forman.

10.12 Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

10.13 Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

10.14 Termination Agreement dated November 30, 1993, covering the termination of the Shareholders' Agreement between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, and Sol F. Laufer dated October 17, 1983 (Exhibit 10.33 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

10.15 Registration Rights Agreement dated November 30, 1993, between Canon Inc., Wesleyan University, Paul F. Forman, Carl A. Zanoni, Sol F. Laufer, and the Company (Exhibit 10.34 to the Company's Annual Report on Form 10-K for its year ended June 30, 1994)*

10.16 Renewal of Line of Credit dated June 3, 1997, between the Company and Fleet Bank Connecticut, N.A.*

10.17 Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1994 (Exhibit
          10.30 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

10.18 Subcontract B335188 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated May 9, 1997*

10.19 Agreement between Zygo Corporation and Dacon Corporation covering an addition to the Company's Middlefield, Connecticut, facilities (Project 1774) and the N.I.F. Manufacturing Renovation (Project 1842) dated April 7, 1997*

10.20 Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson. (Exhibit 10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

10.21 Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1999 *

10.22 Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti.

10.23 Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

10.24 Employment agreement dated May 5, 2000, between Zygo Corporation and John Berg. (Exhibit 10.01(e)(1) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

10.25 Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan. (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

21.       Subsidiaries of Registrant

23.       Accountants' Consent

24.       Power of Attorney

27.       Financial Data Schedule

(b)  Reports on Form 8-K

     1. On May 18, 2000, the Company filed a Current Report on Form 8-K, dated May 8, 2000, reporting the completion of an acquisition of Firefly Technologies, Inc. by Zygo Corporation.

     2. On July 19, 2000, the Company filed an amended Current Report on Form 8-K/A, dated June 30, 2000, reporting the historical Financial Statements and Notes of Firefly Technologies, Inc. as of December 31, 1999, 1998, and 1997, and the Combined Proforma Financial Statements and Notes for the years ended June 30, 1999 and 1998 and the nine month period ended March 31, 2000.

----------

* Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              ZYGO CORPORATION
---------------------------------------
                 Registrant


By      /s/ Michael J. Auth                       Date       September 25, 2000
---------------------------------------
         Michael J. Auth
        Vice President Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                           Title
          ---------                                           -----
/s/ Gary K. Willis                              Chairman, and Director                               Date  September 25, 2000
------------------------------------
    Gary K. Willis

/s/ J. Bruce Robinson                           President, Chief Executive Officer,                  Date  September 25, 2000
------------------------------------            and Director
    J. Bruce Robinson


/s/ Michael J. Auth                             Vice President Finance, Chief                        Date  September 25, 2000
-----------------------------------             Financial Officer and Treasurer
    Michael J. Auth

/s/ Carl A. Zanoni                              Vice President Technology                            Date  September 25, 2000
-----------------------------------             and Director
    Carl A. Zanoni

Paul F. Forman*                                 Director
-----------------------------------
     (Paul F. Forman)

John Berg*                                      President and Chief Technical Officer
-----------------------------------             Zygo TeraOptix and Director
     (John Berg)

R. Clark Harris*                                Director
-----------------------------------
     (R. Clark Harris)

Seymour E. Liebman*                             Director
-----------------------------------
     (Seymour E. Liebman)

Robert G. McKelvey*                             Director
-----------------------------------
     (Robert G. McKelvey)

Patrick Tan*                                    Vice President Business Operations
-----------------------------------             Zygo TeraOptix and Director
     (Patrick Tan)

Robert B. Taylor*                               Director
-----------------------------------
     (Robert B. Taylor)

*By     /s/ Michael J. Auth                                                                          Date  September 25, 2000
-----------------------------------
        Michael J. Auth
        Attorney-in-Fact

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Page

F-2            Report of Management

F-3            Independent Auditors' Report

F-4            Consolidated balance sheets at June 30, 2000 and 1999

F-5 Consolidated statements of earnings for the years ended June 30, 2000, 1999, and 1998

F-6 Consolidated statements of stockholders' equity for the years ended June 30, 2000, 1999, and 1998

F-7 Consolidated statements of cash flows for the years ended June 30, 2000, 1999, and 1998

F-8 to F-21    Notes to consolidated financial statements

F-22 Selected consolidated quarterly financial data for the years ended June 30, 2000 and 1999


               Consolidated Schedules

S-1            Independent Auditors' Report on Schedule

S-2            II -Valuation and qualifying accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this report on Form 10-K405. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures, and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

KPMG LLP audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the fairness of reported financial condition and results of operations.

The Board of Directors of the Company has an Audit Committee composed of nonmanagement directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters.

Michael J. Auth
Vice President of Finance,
Treasurer, and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ZYGO CORPORATION:

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Hartford, Connecticut
August 12, 2000

CONSOLIDATED BALANCE SHEETS
(Thousands, except share and per share amounts)

                                                         JUNE 30,   June 30,
                                                           2000       1999
                                                         --------   --------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                          $ 15,598    $ 13,022
      Marketable securities (note 3)                        8,268       8,351
      Receivables (note 4)                                 20,138      12,481
      Inventories (note 5)                                 11,879      15,473
      Costs in excess of billings (note 6)                  5,743         660
      Income taxes receivable                                 866         741
      Prepaid expenses and taxes                            1,173         804
      Deferred income taxes (note 16)                       9,020       3,715
                                                         --------    --------
         Total current assets                              72,685      55,247
                                                         --------    --------
Property, plant and equipment, net (notes 7 and 11)        18,493      16,437
Goodwill and other intangibles, net (note 8)                3,078       9,939
Other assets                                                  906         819
                                                         --------    --------
TOTAL ASSETS                                             $ 95,162    $ 82,442
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                      $  8,380    $  5,140
   Customer progress payments                                 279         784
   Accrued salaries and wages                               3,485       1,743
   Other accrued expenses                                   3,934       3,782
   Income taxes payable                                        57          32
                                                         --------    --------
      Total current liabilities                            16,135      11,481
                                                         --------    --------
Long-term debt                                                 84          36
Deferred income taxes (note 16)                               271       2,213
Minority Interest                                             443        --

STOCKHOLDERS' EQUITY (notes 13, 14,and 15):
   Common stock, $ .10 par value per
     share:15,000,000 shares authorized;
     14,441,231 Shares issued
     (13,706,359 in 1999)                                   1,444       1,370
   Additional paid-in capital                              68,304      42,667
   Retained earnings                                        9,055      25,102
   Accumulated other comprehensive income:
   Currency translation effects                              (182)        (57)
   Net unrealized (loss) on marketable securities
  (note 3)                                                    (91)        (69)
                                                         --------    --------
                                                           78,530      69,013
   Less treasury stock, at cost; 207,600 common shares        301         301
                                                         --------    --------
      Total stockholders' equity                           78,229      68,712
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 95,162    $ 82,442
                                                         ========    ========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share amounts)

                                                        Fiscal Year Ended June 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    ---------
Net sales (notes 17 and 18)                          $ 87,243    $ 63,382    $ 99,084
Cost of goods sold                                     54,688      40,997      57,635
                                                     --------    --------    --------
      Gross profit                                     32,555      22,385      41,449
Selling, general and administrative expenses           18,504      19,633      18,724
Research and development                               11,270       9,185       9,844
Failed merger costs                                      --          --           335
Nonrecurring acquisition-related charges               14,001        --         1,585
Amortization and impairment of goodwill
   and other intangibles (note 2)                       7,102       1,258         793
                                                     --------    --------    --------
      Operating profit (loss)                         (18,322)     (7,691)     10,168
                                                     --------    --------    --------
Other income (expense):
      Interest income                                   1,250       1,148       1,100
      Miscellaneous expense, net                         (240)       (308)       (248)
                                                     --------    --------    --------
         Total other income                             1,010         840         852
                                                     --------    --------    --------
         Earnings (loss) before income taxes and
             minority interest                        (17,312)     (6,851)     11,020
Income tax expense (benefit) (note 16)                 (1,459)     (2,975)      3,991
                                                     --------    --------    --------
Earnings (loss) before minority interest              (15,853)     (3,876)      7,029
Minority interest                                         194        --          --
                                                     --------    --------    --------
Net earnings (loss)                                  $(16,047)   $ (3,876)   $  7,029
                                                     ========    ========    ========
Earnings (loss) per common and common equivalent
   share (note 13):
     Basic                                           $  (1.28)   $ ( .33)    $   0.61
                                                     ========    ========    ========
     Diluted                                         $  (1.28)   $ ( .33)    $   0.55
                                                     ========    ========    ========
Weighted average common shares and common dilutive
   equivalents outstanding (note 13):
      Basic                                            12,511      11,780      11,480
                                                     ========    ========    ========
      Diluted                                          12,511      11,780      12,877
                                                     ========    ========    ========


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)

                                                                                         Accum.
                                                                                         Other
                                                               Comp.      Retained        Comp.      Common     Treasury    Paid-In
                                                    Total     Income      Earnings       Income       Stock      Stock      Capital
                                                   --------  --------     -----------    ---------  --------    --------   ---------
Balance at June 30, 1997                          $ 62,408                $ 21,405      $   17     $  1,077   $   (301)    $ 40,210
Comprehensive Income
  Net earnings                                       7,029       7,029       7,029
                                                              --------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities                                        (3)         (3)
    Foreign currency translation effect                  1           1
                                                              --------
  Other comprehensive loss, net of tax                              (2)                     (2)
                                                              --------
Comprehensive income                                             7,027
                                                              ========
Shares issued for Syncotec (note 2)                    623                                                2                     621
Shares issued for Sight Systems (note 2)               555                     544                       29                     (18)
Shares issued for Firefly Technologies (note 2)        310                                              230                      80
Exercise of employee stock options
  and related tax effect                             1,468                                               14                   1,454
                                                  --------                --------      ------     --------   --------     --------
Balance at June 30, 1998                          $ 72,391                $ 28,978      $   15     $  1,352   $   (301)    $ 42,347
Comprehensive loss
  Net loss                                          (3,876)     (3,876)     (3,876)
                                                              --------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities                                       (83)        (83)
    Foreign currency translation effect                (58)        (58)
                                                              --------
  Other comprehensive loss                                        (141)                   (141)
                                                              --------
Comprehensive loss                                              (4,017)
                                                              ========
Exercise of employee stock options
  And related tax effect                               338                                               18                     320
                                                  --------                --------    --------      --------   -------     --------
Balance at June 30, 1999                          $ 68,712                $ 25,102    $   (126)     $  1,370   $  (301)    $ 42,667
Comprehensive loss
  Net loss                                         (16,047)    (16,047)    (16,047)
                                                              --------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities                                       (22)        (22)
    Foreign currency translation effect               (125)       (125)
                                                              --------
  Other comprehensive loss                                        (147)                   (147)
                                                              --------
Comprehensive loss                                             (16,194)
                                                              ========
Unearned Compensation                               12,024                                                                   12,024
Exercise of employee stock options
  And related tax effect                            13,687                                                74                 13,613
                                                  --------                --------    --------      --------   -------     --------
Balance at June 30, 2000                          $ 78,229                $  9,055    $   (273)     $  1,444   $  (301)    $ 68,304




See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

                                                                          Fiscal Year Ended June 30,
                                                                       --------------------------------
                                                                         2000        1999       1998
                                                                       --------    --------    --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net earnings (loss)                                                 $(16,047)   $ (3,876)   $  7,029
   Adjustments to reconcile net earnings to cash provided by
      operating activities:
      Depreciation and amortization                                      11,318       4,448       3,412
      Deferred income taxes                                              (7,247)     (1,540)     (1,103)
     (Gain) loss on disposal of assets                                    1,176         662         (62)
      Nonrecurring acquisition-related IPR&D charges (note 2)              --          --           878
      Unearned Compensation related to stock options                     12,024        --          --
      Gain on sale of marketable securities                                --           (38)        (70)
      Changes in operating accounts:
         Receivables                                                     (7,657)      4,074       5,002
         Costs in excess of billings                                     (5,083)        522         900
         Inventories                                                      3,594      (1,043)     (2,295)
         Prepaid expenses and taxes                                       4,770          42          53
         Accounts payable and accrued expenses                            4,654      (5,252)      1,117
         Minority interest                                                  194        --          --
                                                                       --------    --------    --------
      Net cash provided by (used for)operating activities                 1,696      (2,001)     14,861
                                                                       --------    --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Additions to property, plant and equipment                            (6,513)     (4,372)     (9,126)
   Investment in marketable securities                                   (2,466)    (11,860)     (4,479)
   Investments in other assets                                             --        (2,958)       (626)
   Acquisition of business                                                 --          --        (1,268)
   Cash acquired from business                                             --          --         2,059
   Proceeds from the sale of marketable securities                         --         8,616       4,605
   Proceeds from maturity of marketable securities                        2,500       3,045       4,368
   Proceeds from sale of assets                                            --          --           230
                                                                       --------    --------    --------
      Net cash used for investing activities                             (6,479)     (7,529)     (4,237)
                                                                       --------    --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds (Repayments) of long-term debt                                   48        (125)         51
   Exercise of employee stock options and issuance of common stock        7,062         338         678
   Contributions from minority interest of consolidated subsidiaries        249        --          --
                                                                       --------    --------    --------
      Net cash provided by (used for) financing activities                7,359         213         729
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents                      2,576      (9,317)     11,353
Cash and cash equivalents, beginning of year                             13,022      22,339      10,986
                                                                       --------    --------    --------
Cash and cash equivalents, end of year                                 $ 15,598    $ 13,022    $ 22,339
                                                                       ========    ========    ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000, 1999, and 1998
Amounts in thousands except for per share

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("Zygo" or the "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. As discussed in Note 2, all the outstanding shares of Firefly Technologies, Inc. ("Firefly") were acquired by the Company on May 5, 2000, in a transaction accounted for as a pooling-of-interests. Accordingly the financial statements of the Company have been restated to reflect the merger as if it had occurred on July 1, 1997. The Company, via its wholly owned subsidiary, Technical Instrument Company, completed the acquisition of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec"), a German-based company, effective September 1, 1997. Zygo, prior to this acquisition, completed all necessary legal requirements allowing for appropriate transfer and registration of its original 50 percent ownership of Syncotec on June 30, 1997.

CASH AND CASH EQUIVALENTS

The Company considers cash and cash investments with maturities at the date of purchase of three months or less to be cash and cash equivalents.

MARKETABLE SECURITIES

The Company considers investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities primarily consist of corporate and tax exempt bonds. All securities held by the Company at June 30, 2000 and 1999, were classified as available-for-sale and recorded at fair value or held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

DEPRECIATION

Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. See note 7.

IMPAIRMENT OF LONG-LIVED ASSETS

As required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of, the Company evaluates the carrying value of its long-lived and intangible assets at each balance sheet date to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated fair value and charged to expense in the period identified. The remaining amortization periods are periodically evaluated and would be revised if considered necessary. See notes 8 and 20.

REVENUE RECOGNITION

Revenues, other than revenue under the National Ignition Facility ("NIF") contract (note 19) and revenue from certain automation contracts (note 6), are recognized when units are shipped. Revenues related to NIF and automation contracts are recognized under the percentage-of-completion method of accounting.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

--------------------------------------------------------------------------------
                                     JUNE 30,        June 30,       June 30,
                                      2000            1999           1998
--------------------------------------------------------------------------------
Weighted average shares
  outstanding                         12,511          11,780        11,480
Dilutive effect of stock
  options                               --              --           1,397
                                      ------          ------        ------
Diluted weighted average
  shares outstanding                  12,511          11,780        12,877
--------------------------------------------------------------------------------

During 2000 and 1999, the Company recorded a loss and all options were excluded from the computation because of the anti-dilutive effect on earnings per share.

GAIN CONTINGENCY

The Company was awarded $2,669 plus recovery of certain costs in a judgment rendered by the United States District Court (District of Arizona) on June 2, 1994. The Court's decision was appealed to the Court of Appeals for the Federal Circuit located in Washington, D.C. by the defendant and oral arguments of the appeal were heard by the Court on March 9, 1995. On April 1, 1996, the United States Court of Appeals for the Federal Circuit rendered an Opinion Announcing Judgment of the Court. The appellate court affirmed-in-part and reversed-in-part the District Court's earlier findings and remanded the case to the District Court for a redetermination of the damage award. Zygo recorded a gain of $1 million in the third quarter of 2000 when the Company received the proceeds from this settlement.

STOCK BASED COMPENSATION

Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. Except as discussed in Note 2, no charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options, which are granted with an exercise price at fair-market value on the date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), was issued in 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In 1999, Statement of Financial Accounting Standard No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement 133, was issued which delays the required adoption of Statement 133 to the Company's fiscal year 2001. This statement is not expected to have an impact, as the Company does not significantly utilize derivatives or hedges.

NOTE 2: MERGERS, ACQUISITIONS AND STRATEGIC INITIATIVES

On May 5, 2000, the Company entered into an agreement and plan of merger with Firefly Technologies, Inc. ("Firefly"), a Delaware corporation, Zygo TeraOptix, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and the security holders of Firefly, pursuant to which the Company agreed to acquire Firefly. Immediately thereafter, the acquisition was consummated by the merger of Zygo TeraOptix with and into Firefly and Firefly became a wholly-owned subsidiary of the Company under the new name Zygo TeraOptix.

Under the terms of the acquisition, the Company exchanged an aggregate of 2,303,937 shares of its common stock, $.10 par value per share, for all of the then outstanding capital stock and stock options of Firefly. The acquisition, which is intended to be tax free for federal income tax purposes to the Firefly securityholders, has been accounted for as a pooling-of-interest transaction. Firefly manufactures metrology equipment, micro-optics, switches and filters for the telecommunications industry, as well as heads and related products for the optical data storage industry. The telecommunications components are used in wave division multiplexers to increase the capacity of optical fibers. The Company intends to continue to use the assets acquired in the acquisition for these purposes.

Related to the transaction and the vesting of certain Firefly stock options, the Company has recorded approximately $12,024 of additional compensation expense and in addition recorded $1,977 in acquisition related costs for legal, investment banking and accounting fees in fiscal 2000.

In the fourth quarter of fiscal 2000, the Company decided to discontinue its investment in certain product lines, which were no longer compatible with their strategic plan. Related to the discontinuance of these product lines, the Company recorded approximately $10,567 of charges in the fourth quarter of fiscal year 2000 which consisted of the write-down of goodwill and other intangible assets ($5,478) and inventory ($5,089) which the Company will no longer continue to develop.

On September 1, 1997, the Company, through its Technical Instruments subsidiary completed the purchase of the remaining 50% of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") the Company did not already own. The Company paid $2,262 and issued 19,432 shares of common stock, $.10 par value, valued at $623. The transaction was accounted for as a purchase. The net purchase price was allocated to the fair value of the net assets acquired. This allocation resulted in a charge of $878 of in-process research and development costs.

In October 1997, the Company terminated merger talks with Digital Instruments, Inc. resulting in a charge for failed merger costs of $335.

NOTE 3: MARKETABLE SECURITIES

Marketable securities at June 30, 2000 consist primarily of corporate bonds and tax exempt bonds issued by various state and municipal agencies while marketable securities at June 30, 1999 consist primarily of corporate bonds. Marketable securities at June 30, 2000 and June 30, 1999 are reported either at fair value or at cost depending on their classification. The unrealized loss on marketable securities of $154 (gross) is shown net of its related tax effect of $91 as a separate component of stockholders' equity.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities at June 30, 2000 and 1999 were as follows:

                                            Gross         Gross
                                          Unrealized     Unrealized
                                           Holding        Holding         Fair
                             Cost           Gains         Losses          Value
                            ------       -----------    ----------       ------
AT JUNE 30, 2000
  STATE AND LOCAL
    MUNICIPAL BONDS         $7,240        $  --          $ (154)          $7,086
At June 30, 1999
  Corporate Bonds           $5,954        $  --          $ (117)          $5,837
                            ------        -------        ------           ------

The Company recorded gross realized gains on the maturity of investment securities of $0 and $38 in 2000 and 1999, respectively. There were no gross realized losses recorded in 2000 or 1999.

Maturities of investment securities classified as available-for-sale were as follows at June 30, 2000:

                                                                 Fair
                                                     Cost        Value
                                                   -------      ------
Due within one year                                $  --        $   --
Due after one year through five years               7,240        7,086
                                                   -------      ------
                                                   $7,240       $7,086
                                                   =======      ======

Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2000:

                                                               Fair
                                                  Cost        Value
                                                 ------       ------
Due within one year                              $1,182       $1,182
Due after one year through five years              --            --
                                                 ------       ------
                                                 $1,182       $1,182
                                                 ======       ======

NOTE 4: ACCOUNTS RECEIVABLE

At June 30, 2000 and 1999, accounts receivable, net of allowances, were as follows:

                                 JUNE 30,                  June 30,
                                  2000                      1999
                                --------                  --------
Trade (note 18)                 $ 19,293                  $ 13,343
Other                              1,079                       462
                                --------                  --------
                                  20,372                  $ 13,805
Allowance                           (234)                   (1,324)
                                --------                  --------
                                $ 20,138                  $ 12,481
                                ========                  ========

NOTE 5: INVENTORIES

Inventories at June 30, 2000 and 1999 were as follows:

                                             JUNE 30,             June 30,
                                              2000                  1999
                                           ---------               --------
Raw materials and manufactured parts         $ 7,034               $ 7,866
Work in process                                3,471                 4,622
Finished goods                                 1,374                 2,985
                                             -------               -------
                                             $11,879               $15,473
                                             =======               =======

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

Totals of revenue earned and billings issued on contracts were as follows:

                                      JUNE 30,     June 30,
                                        2000        1999
                                      -------      -------
Revenue recognized to date            $37,069      $25,239
Billings to date                       31,326       24,579
                                      -------      -------
                                      $ 5,743      $   660
                                      =======      =======

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Costs of replacements and improvements are capitalized and depreciated over a range of 3-40 years. Maintenance and repairs are charged to expense as incurred. At June 30, 2000 and 1999, property, plant and equipment, at cost, were as follows:

                                                 JUNE 30,           June 30,
                                                   2000              1999
                                                 --------           -------
Land                                             $   897            $   897
Building                                           9,115              9,115
Machinery, equipment and office furniture         23,839             21,887
Leasehold improvements                               519                431
Construction in progress                           3,621              1,603
                                                 -------            -------
                                                  37,991             33,933
Less accumulated depreciation                     19,498             17,496
                                                 -------            -------
                                                 $18,493            $16,437
                                                 =======            =======

NOTE 8: GOODWILL AND OTHER INTANGIBLES

The cost of intangible assets is amortized on a straight-line basis, which ranges from 4 to 20 years. Management evaluates, on an ongoing basis, the carrying value of its intangible assets and makes adjustments, when impairments are identified. Goodwill and other intangibles, net, at June 30, 2000 and 1999 were as follows:

                                         JUNE 30,      June 30,
                                           2000         1999
                                          ------       -------
Goodwill and other intangibles            $5,140       $12,778
Accumulated amortization                   2,062         2,839
                                          ------       -------
                                          $3,078       $ 9,939
                                          ======       =======

NOTE 9: BANK LINE OF CREDIT

The Company has a $3,000 unsecured bank line of credit with interest at LIBOR plus 60 basis points (approximately 6.8% at June 30, 2000). The line of credit is available through November 22, 2000. At June 30, 2000 and 1999, no amounts were outstanding under the bank line of credit.

NOTE 10: LONG-TERM DEBT

As of June 30, 2000, the Company has $24 in long-term debt obligations as a result of the acquisition of Firefly.

Interest payments on debt and capital leases were $6, $11 and $6 in fiscal 2000, 1999, and 1998, respectively.

NOTE 11: LEASES

The Company leases certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2005. Total rental expense charged to operations was $986 in 2000, $738 in 1999, and $600 in 1998. At June 30, 2000 the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases were:

                                                     Capital     Operating
Year ending June 30,                                 -------     ---------
2001                                                 $   44       $1,253
2002                                                     34        1,167
2003                                                   --            548
2004                                                   --            536
2005                                                   --            877
                                                     ------       ------
       Total minimum lease payments                      78       $4,381
                                                                  ======
Less amount representing interest                         6

Present value of minimum lease payments                  72

Less current portion of capital lease obligations        40

Capital lease obligation, excluding current portion  $   32
                                                     ======

NOTE 12: PROFIT-SHARING PLAN

The Company maintains a deferred profit-sharing plan under which substantially all full-time employees of the Company are eligible to participate. Profit-sharing expense for the years ended June 30, 2000, 1999, and 1998 amounted to $709, $0, and $1,370, respectively.Profit-sharing contributions are determined annually at the discretion of the Board of Directors.

Effective June 30, 1985, the existing profit-sharing plan was revised and amended to incorporate a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 15% of their compensation, as defined. The Company may contribute to the 401(k) program, an amount determined annually at the discretion of the Board of Directors. The 401(k) contribution expense for the years ended June 30, 2000, 1999, and 1998 amounted to $500, $607, and $603, respectively.

Under the Employee Stock Ownership Program, the Company may, at the discretion of the Board of Directors, contribute its own stock or contribute cash to purchase its own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under
Section 416 of the Internal Revenue Code. There were no purchases and no contributions made under this program for the years ended June 30, 2000, 1999, and 1998.

With the acquisition of Firefly, the Company maintains a separate defined contribution retirement plan for the employees of Zygo TeraOptix. Employees are eligible to participate after three months of employment with the Company and may elect to defer up to 15% of their salary on a pre-tax basis. The plan also allows the Company to make discretionary contributions to the plan, which are allocated to the participants' accounts. The Company has not made any contributions to the plan to date.

NOTE 13: STOCKHOLDERS' EQUITY

On July 31, 2000, the shareholders voted to increase the number of authorized shares from 15 million to 40 million.

NOTE 14: STOCK COMPENSATION PLANS

As of June 30, 2000, Zygo Corporation has two stock based compensation plans, which are described below (see note 15). The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Since all options were granted with an exercise price equal to the fair-market value on the date of the grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement. The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:

                                          JUNE 30,     June 30,     June 30,
                                           2000          1999        1998
                                         ---------    ---------     -------
Pro forma net (loss) income              $(16,930)     $(4,697)     $5,583
Pro forma (loss) earnings per share      $  (1.35)     $  (.40)     $  .43

The fair value of these options at the date of grant was estimated with the following weighted average assumptions of 2000 and 1999:

                                   JUNE 30,       June 30,     June 30,
                                     2000           1999         1998
                                   ----------    ----------   ----------
Risk free rate of interest              5.9%           4.8%         5.8%
Dividend yield                          0.0%           0.0%         0.0%
Volatility factor                        67%            58%          68%
Expected life of option            5.6 YEARS      5.7 years    6.2 years

The above pro forma information is based on historical activity and may not represent future trends.

NOTE 15: STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLAN AND DATA

The Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan permits the granting of non-qualified options to purchase a total of 4,850,000 shares (adjusted for splits) of common stock at prices not less than the fair-market value on the date of grant. The Board of Directors approved a repricing of non-qualified options greater than $30.00 per share at the August 1998 board meeting. The average price of 112,000 shares went from $35.12 to $10.81. Options generally become exercisable at the rate of 25% of the shares each year commencing one year after the date of grant. The Plan as amended will expire on September 3, 2002. On July 31, 2000, the shareholders voted to increase the number of shares in the stock option plan by 1,500,000.

                                                     JUNE 30, 2000
                                           -------------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
                                              SHARES            EXERCISE PRICE
                                           ---------           ----------------
Outstanding at beginning of year           1,245,299              $ 7.2277
Granted                                      182,650              $23.1386
Exercised                                  (519,200)              $ 7.2148
Expired or canceled                        (110,450)              $13.2402
                                           ---------
Outstanding at end of year                   798,299              $10.0199
                                           =========

                                                     June 30, 1999
                                           -------------------------------------
                                                                  Weighted
                                                                   Average
                                            Shares               Exercise Price
                                           ---------             ---------------
Outstanding at beginning of year           1,416,779               $ 7.2866
Granted                                      228,000               $10.5957
Exercised                                   (184,480)              $ 1.8362
Expired or canceled                         (215,000)              $26.6993
                                           ---------
Outstanding at end of year                 1,245,299               $ 7.2277
                                           =========

                                                         June 30, 1998
                                           -------------------------------------
                                                                  Weighted
                                                                   Average
                                            Shares              Exercise Price
                                           ---------            ----------------
Outstanding at beginning of year           1,393,324              $ 5.6865
Granted                                      280,500              $32.9166
Exercised                                   (145,170)             $ 4.5445
Expired or canceled                         (111,875)             $11.5510
                                           ---------
Outstanding at end of year                 1,416,779              $ 7.2866
                                           =========


NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN AND DATA

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair-market value on the date of grant. Under the terms of the Plan, each new non-employee director is granted an option to purchase 8,000 shares of Common Stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director is granted an option to purchase 3,000 shares of Common Stock on an annual basis. All Options are fully exercisable on the date of grant and have a 10 year term. The Plan, as amended, will expire on November 17, 2009.

                                                     JUNE 30, 2000
                                          --------------------------------------
                                                                   WEIGHTED
                                                                   AVERAGE
                                            SHARES               EXERCISE PRICE
                                          ----------             ---------------
Outstanding at beginning of year             450,000                $ 6.2292
Granted                                       15,000                $17.2500
Exercised                                  (216,000)                $ 7.4983
Expired or canceled                               --                $     --
                                          ----------
Outstanding at end of year                   249,000                $ 5.7922
                                          ==========


                                                          June 30, 1999
                                          --------------------------------------
                                                                Weighted
                                                                Average
                                          Shares               Exercise Price
                                          -------              --------------
Outstanding at beginning of year          450,000                $6.2292
Granted                                        --                $    --
Exercised                                      --                $    --
Expired or canceled                            --                $    --
                                          -------
Outstanding at end of year                450,000                $6.2292
                                          =======


                                                 June 30, 1998
                                          -----------------------------
                                                           Weighted
                                                           Average
                                          Shares        Exercise Price
                                          -------       ---------------
Outstanding at beginning of year          450,000          $6.2292
Granted                                        --          $    --
Exercised                                      --          $    --
Expired or canceled                            --          $    --
                                          -------
Outstanding at end of year                450,000          $6.2292
                                          =======


The following table summarizes information about all fixed stock options outstanding at June 30, 2000:


                             Options Outstanding
--------------------------------------------------------------------------------
                        Number            Weighted Average
   Range of           Outstanding            Remaining           Weighted
   Exercise              as of              Contractual          Average
    Prices           June 30, 2000              Life          Exercise Price
--------------------------------------------------------------------------------
$ 1.42 - $ 1.92           44,500                1.88             $ 1.7774
$ 2.00 - $ 2.00          439,374                4.04             $ 2.0000
$ 2.42 - $ 9.50          183,150                5.31             $ 5.7870
$10.56 - $11.75          191,425                8.29             $10.9900
$13.38 - $58.75          182,050                7.85             $26.6417
$65.69 - $70.44            6,800                9.90             $69.0409
---------------        ---------                ----             --------
$ 1.42 - $70.44        1,047,299                5.65             $ 9.0147

                                 Options Exercisable
-----------------------------------------------------------------------------
             Range of                   Number                   Weighted
             Exercise              Exercisable as of              Average
              Prices                 June 30, 2000            Exercise Price
-----------------------------------------------------------------------------
         $ 1.42 - $ 1.92                  44,500                 $ 1.7774
         $ 2.00 - $ 2.00                 439,374                 $ 2.0000
         $ 2.42 - $ 9.50                  98,850                 $ 2.8645
         $10.56 - $11.75                  33,300                 $10.8752
         $13.38 - $58.75                  54,500                 $20.4971
         $65.69 - $70.44                      --                 $     --
         ---------------                 -------                 --------
         $ 1.42 - $70.44                 670,524                 $ 4.0569


As discussed in Note 2, the Company recorded approximately $12,024 of additional compensation expense to reflect the derived fair market value of certain Firefly stock options, which were exercised by Firefly employees in connection with the exchange of Firefly capital stock and stock options for Zygo Corporation. No Firefly options have been included in the tables above because all Firefly options were exercised and converted to Zygo shares in connection with the merger.

NOTE 16: INCOME TAXES

The components of income tax expense (benefit) for each year are as follows:

                                                Fiscal Year Ended June 30,
                                           -------------------------------------
                                             2000         1999           1998
                                           -------       -------        --------
Currently payable:
   Federal                                 $ 1,136       $(1,339)       $ 3,670
   State                                       (71)          101            909
   Foreign                                     604           101            285
                                           -------       -------        -------
                                           $ 1,669       $(1,137)       $ 4,864
                                           =======       =======        =======
Deferred:
   Federal                                 $(3,051)      $(1,034)       $  (677)
   State                                       (77)         (755)          (143)
   Foreign                                    --             (49)           (53)
                                           -------       -------        -------
                                           $(3,128)      $(1,838)       $  (873)
                                           -------       -------        -------
Total income tax (benefit) expense         $(1,459)      $(2,975)       $ 3,991
                                           =======       =======        =======

Income taxes paid (refunded) amounted to $(2,539), $(848), and $4,660 in fiscal 2000, 1999, and 1998, respectively.

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2000, 1999, and 1998 to earnings before income taxes for the following reasons:

                                                   Fiscal Year Ended June 30,
                                                2000        1999        1998
                                              --------------------------------
Computed "expected" tax expense
  (benefit)                                   $(5,886)    $(2,400)     $3,858
Increases (reductions) in
  taxes resulting from:
    Nondeductible acquisition-
      related charges                           4,329         --          458
    State taxes, net of federal
      income tax benefit                          (96)       (432)        498
    Tax exempt interest income                    (15)       (131)       (179)
    FSC benefit                                  (300)        --         (637)
    Other, net                                    509         (12)         (7)
                                              --------------------------------
                                              $(1,459)    $(2,975)     $3,991
                                              ================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2000 and 1999, are presented below:

                                                         JUNE 30,       June 30,
                                                          2000           1999
                                                        ----------------------
Deferred tax assets:
  Accounts receivable, principally due to
    the allowance for doubtful accounts                 $    468       $   501
  Accrued liabilities                                        395           941
  Inventory valuation                                      1,412         1,978
  Unrealized gain on marketable securities                    57           --
  One-time charges                                         2,140           --
  Intangibles                                                245           --
  Federal and state NOLs and credits                       4,572           380
  Other                                                       30            52
                                                        ----------------------
                                                           9,319         3,852
  Less valuation allowance                                  --             --
                                                        ----------------------
  Deferred tax asset                                       9,319         3,852
Deferred tax liabilities:
  Prepaid expenses                                          (39)           (52)
  Plant and equipment, principally due
     to differences in depreciation expense                (516)          (290)
  Intangibles                                               --          (1,892)
  Unrealized gain on marketable securities                  --              (9)
  Other                                                     (15)           (26)
                                                        ----------------------
  Deferred tax liability                                   (570)        (2,269)
                                                        ----------------------
Net deferred tax asset (liability)                      $ 8,749        $ 1,583
                                                        ======================

The net current deferred tax assets and net non-current deferred tax liabilities as recorded on the balance sheet as of June 30, 2000 and 1999 are as follows:

                                               JUNE 30,             June 30,
                                                 2000                 1999
                                               --------             --------
Net current deferred tax asset                 $ 9,020              $ 3,715
Net noncurrent deferred tax liability             (271)              (2,132)
                                              --------              -------
Net deferred tax asset (liability)             $ 8,749              $ 1,583

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

The Company has federal and state net operating loss carryforwards of approximately $8,220 and $22,571 which are available to reduce federal and state taxable income, if any, through 2019.

The Company also has a federal general business credit carryforward of approximately $874, which is available to reduce federal taxable income, if any, through 2019.

NOTE 17: SEGMENT REPORTING

The Company has adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards, using a management approach, for reporting information regarding operating segments in annual financial statements. The management approach designates the internal reporting that is used by the chief operating decision maker when making operating decisions and assessing performance, as the source of the Company's reportable segments. The Company's president has been determined to be its chief operating decision-maker, as defined under Statement
131. The Company is managed as a single operating segment with a centrally managed sales force selling Zygo's products in regional offices located in the U.S., Japan, Europe, and Asia.

For its fiscal year 2000, Zygo continued to operate in one segment, as a world leader in metrology, process control, and yield solutions servicing high precision industries. Beginning in Fiscal 2001, the Company will capture and report on its operations in three segments: Semiconductor/Data Storage, Industrial, and Telecommunication. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's export sales are noted below.

The Company is headquartered in Middlefield, Connecticut, and also has facilities in Asslar, Germany; Longmont, Colorado; Holliston, Massachusetts; and in Newbury Park and Sunnyvale, California.

Sales to Canon Inc. and to Canon Sales Co., Inc., accounted for more than 18% of total Company sales for each of the years ended June 30, 2000, 1999 and 1998 (see note 18). The Company recorded 3%, 6%, and 13% of total Company sales with the University of California's Lawrence Livermore National Laboratories for the years ended June 30, 2000, 1999, and 1998, respectively (see note 19). No other individual customer accounted for more than 10% of total Company sales for any year presented in the accompanying consolidated financial statements.

Export sales by geographic area were as follows:

                                             Fiscal Year Ended June 30,
                                         2000          1999           1998
                                        ------------------------------------
Far east:
   Japan                                $17,588        $14,143       $22,284
   Pacific Rim                           11,714          6,038        11,348
                                        ------------------------------------
Total Far East                          $29,302        $20,181       $33,632
Europe and other                          9,106          7,848         9,387
                                        ------------------------------------
Total                                   $38,408        $28,029       $43,019
                                        ====================================

NOTE 18: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and to Canon Sales Co., Inc., a distributor for certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to approximately $16,463 (19% of net sales), $13,375 (21% of net sales), and $17,626 (18% of net sales), for the years ended June 30, 2000, 1999, and 1998, respectively.

Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At June 30, 2000 and 1999, there was approximately, in the aggregate, $2,171 and $1,548, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

NOTE 19: MATERIAL CONTRACTS

On May 9, 1997, the Company announced it had entered into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company will be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"), a $1.2 billion Department of Energy project at LLNL to produce the world's largest laser for nuclear fusion research. The contract provided for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut, operations for a fixed price of nearly $10 million over an 18-month time period. Revenues recognized on this contract in fiscal 2000 and 1999 amounted to $2,802 and $900, respectively. To accommodate the space required for the NIF facility and provide additional office facilities, the Company has built a 35,500-square-foot building addition at its Middlefield, Connecticut, site.

During fiscal year 1999, the Company entered into an agreement with IBM, which allows for marketing and servicing rights for its Atomic Force Microscope (AFM) line of business for a four-year period. The Company made payments totaling $2,250 to secure this relationship, which are being amortized over four years or less.

On March 28, 2000, the Company entered into an agreement to terminate the distribution agreement to market and sell AFM products. As part of the agreement, the Company was granted a nonexclusive license to the IBM AFM technology for the next three years and may continue to license the technology for additional terms thereafter. The Company and Veeco Corporation, who subsequently entered into the distribution agreement from IBM, have entered into an additional agreement for support and service of AFM products previously sold by Zygo. As a result of this agreement Zygo's AFM sales and service department has been discontinued.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands, except per share amounts)


                                                                        For the Fiscal Year Ended June 30, 2000
                                                                 -------------------------------------------------------
                                                                 SEPTEMBER 30  DECEMBER 31     MARCH 31     JUNE 30 (3)
                                                                 ------------  -----------     --------     -----------
Net sales                                                         $ 18,603       $22,362       $  22,408     $ 23,870
Earnings (loss) before taxes, minority interest
  and nonrecurring charges                                        $    926       $ 2,424       $   2,136     $  1,770

Income taxes                                                           354           960             609          342
Minority interest                                                     --              73              (6)         127
                                                                  --------       -------       ---------     --------
Earnings (loss) before nonrecurring charges                       $    572       $ 1,391       $   1,533     $  1,301
                                                                  ========       =======       =========     ========
Earnings (loss) per share before nonrecurring
    charges:
  Basic                                                           $   0.05       $  0.12       $    0.13     $   0.09
                                                                  ========       =======       =========     ========
  Diluted                                                         $   0.04       $  0.11       $    0.11     $   0.08
                                                                  ========       =======       =========     ========

Net earnings (loss)                                               $    572       $  (949)      $     792     $(16,462)
                                                                  ========       =======       =========     ========
Net earnings (loss) per share:
  Basic (1)                                                       $   0.05       $ (0.08)(2)   $    0.06     $  (1.17)(2)
                                                                  ========       =======       =========     ========
  Diluted (1)                                                     $   0.04       $ (0.08)(2)   $    0.06     $  (1.17)(2)
                                                                  ========       =======       =========     ========


                                                                          For the Fiscal Year Ended June 30, 1999
                                                                 -----------------------------------------------------
                                                                 September 30  December 31     March 31      June 30
                                                                 ------------  -----------     --------      -------
Net sales                                                         $ 16,086       $16,437       $  13,679     $ 17,180
Earnings (loss) before taxes                                      $ (1,496)      $  (563)      $  (5,423)    $    631
Income taxes                                                          (463)           23          (1,789)        (746)
                                                                  --------       -------       ---------     --------
Net earnings (loss)                                               $ (1,033)      $  (586)      $  (3,634)    $  1,377
                                                                  ========       =======       =========     ========
Net earnings (loss) per share:

   Basic (1)                                                      $ ( 0.09)(2)   $( 0.05)(2)   $   (0.31)(2) $   0.12
                                                                  ========       =======       =========     ========
   Diluted (1)                                                    $ ( 0.09)(2)   $( 0.05)(2)   $   (0.31)(2) $   0.11
                                                                  ========       =======       =========     ========


(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 1,075,000, 0, 1,595,000, and 0 for fiscal 2000 quarters and 0, 0, 0 and 1,073,000 for the fiscal 1999 quarters ended September 30, December 31, March 31, and June 30, respectively.

(2) Generally accepted accounting principles requires the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(3) Nonrecurring charges include acquisition-related charges of $14,001 and the west coast operations reorganization costs of $10,567 in the fourth quarter ended June 30, 2000.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Zygo Corporation

Under date of August 12, 2000, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000 as contained in the 2000 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Hartford, Connecticut
August 12, 2000

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998


                                        Balance                                             Balance
                                      at Beginning                                          at End
Description                            of Period        Provision        Write-Offs        of Period
-----------                           ------------     -----------       -----------      ------------
YEAR ENDED JUNE 30, 2000:
  ALLOWANCE FOR DOUBTFUL
  ACCOUNTS                            $ 1,324,300      $    70,100       $ 1,160,000      $   234,400

  INVENTORY RESERVE                   $ 4,513,300      $   (23,820)      $ 1,219,297      $ 3,270,183

Year Ended June 30, 1999:
  Allowance for Doubtful
    Accounts                          $   753,600      $ 1,286,600       $   715,900      $ 1,324,300

  Inventory Reserve                   $ 2,423,500      $ 2,679,000       $   589,200      $ 4,513,300

Year Ended June  30, 1998*:
  Allowance for Doubtful
    Accounts                          $   814,700      $   131,300       $   192,400      $   753,600

  Inventory Reserve                   $ 1,477,450      $ 1,421,700       $   475,650      $ 2,423,500

* Includes opening balances of SSI
         Allowance for Doubtful Accounts  $86,700

EXHIBIT INDEX

   EXHIBIT
     TABLE                                                   FORM 10K-405
    NUMBER                                                   PAGE NUMBER
    ------                                                   ------------

  10.22       Brian J. Monti's Employment Contract

  21.         Subsidiaries of Registrant

  23.         Accountants' Consent

  24.         Power of Attorney

  27.         Financial Data Schedule