Form 10-Q
period 2000-09-30
ZYGO CORP
filed 2000-11-14
CIK 730716

================================================================================

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

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

           14,532,931 Common Stock, $.10 Par Value at November 9, 2000

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended September 30, 2000 and 1999
                      (Thousands, except per share amounts)

                                                   2000        1999
                                                 --------    --------
Net sales                                        $ 23,932    $ 18,603
Cost of good sold                                  13,963      11,007
                                                 --------    --------
         Gross profit                               9,969       7,596
Selling, general and administrative expenses        5,391       4,350
Research, development and engineering expenses      3,255       2,136
Amortization of goodwill and other intangibles        199         403
                                                 --------    --------
         Operating profit                           1,124         707
                                                 --------    --------
Other income (expense):
         Interest income                              319         264
         Miscellaneous (expense), net                 (64)        (45)
                                                 --------    --------
                                                      255         219
                                                 --------    --------
Earnings before income taxes and
   minority interest                                1,379         926
Income tax expense                                    469         354
                                                 --------    --------
Earnings before minority interest                     910         572
Minority interest                                      93           0
                                                 --------    --------
Net earnings (note 4)                            $    817    $    572
                                                 ========    ========
Earnings per share:
         Basic (1)                               $    .06    $    .05
                                                 ========    ========
         Diluted (1)                             $    .05    $    .04
                                                 ========    ========
Weighted average number of shares:
         Basic                                     14,300      11,872
                                                 ========    ========
         Diluted                                   15,209      12,947
                                                 ========    ========

----------

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 909,000 and 1,075,000 in the three months ended September 30, 2000 and 1999, respectively.

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 2000 and June 30, 2000
                        (Thousands, except share amounts)

                                                          September 30, June 30,
                                                              2000         2000
ASSETS                                                    ------------- --------
------
Current Assets:
     Cash and cash equivalents                               $  8,031    $ 15,598
     Marketable securities                                      8,277       8,268
     Receivables                                               22,036      20,138
     Inventories:
         Raw materials and manufactured parts                   9,956       7,034
         Work in process                                        4,354       3,471
         Finished goods                                         1,460       1,374
                                                             --------    --------
                Total inventories                              15,770      11,879
                                                             --------    --------
     Costs in excess of billings                                3,364       5,743
     Income taxes receivable                                    3,083         866
     Prepaid expenses and taxes                                   735       1,173
     Deferred income taxes                                      8,963       9,020
                                                             --------    --------
                Total current assets                           70,259      72,685
                                                             --------    --------
Property, plant and equipment, at cost                         42,424      37,991
Less accumulated depreciation                                  20,405      19,498
                                                             --------    --------
     Net property, plant and equipment                         22,019      18,493
                                                             --------    --------
Goodwill and other intangible assets, net                       4,813       3,078
Other assets                                                    1,285         906
                                                             --------    --------
                Total assets                                 $ 98,376    $ 95,162
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                        $ 10,313    $  8,380
     Accrued salary and wages                                   1,160       3,485
     Other accrued liabilities                                  3,890       4,270
                                                             --------    --------
                Total current liabilities                      15,363      16,135
                                                             --------    --------

Deferred income taxes and long-term debt                          605         355
Minority interest                                                 536         443

Stockholders' Equity:
     Common stock, $.10 par value per share:
     40,000,000 shares authorized; 14,532,431                   1,453       1,444
     shares issued (14,441,231 at June 30, 2000)
     Additional paid-in capital                                71,416      68,304
     Retained earnings (note 4)                                 9,872       9,055
     Currency translation effects                                (477)       (182)
     Net unrealized (loss) on marketable securities               (91)        (91)
                                                             --------    --------
                                                               82,173      78,530
     Less treasury stock, at cost; 207,600 shares                 301         301
                                                             --------    --------
                Total stockholders' equity                     81,872      78,229
                                                             --------    --------
                Total liabilities and stockholders' equity   $ 98,376    $ 95,162
                                                             ========    ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2000 and 1999
                             (Thousands of dollars)

                                                                              2000        1999
                                                                             --------    --------
Cash provided by (used for)
     operating activities:
         Net earnings (note 4)                                               $    817    $    572
         Adjustments to reconcile net earnings to cash
          provided by (used for) operating activities:
              Depreciation and amortization                                     1,146       1,274
              Deferred income taxes                                                 0          (1)
              Loss on disposal of assets                                            0          52
              Changes in operating accounts:
                  Receivables                                                  (1,897)     (3,630)
                  Costs in excess of billings                                   2,379        (566)
                  Inventories                                                  (3,891)        (10)
                  Prepaid expenses                                                438        (261)
                  Accounts payable and accrued expenses                        (3,229)        187
                  Minority interest                                                93           0
                                                                             --------    --------
              Net cash (used for) operating activities                         (4,144)     (2,383)
                                                                             --------    --------
Cash (used for) provided by
     investing activities:
         Additions to property, plant and equipment                            (4,433)       (989)
         Investment in marketable securities                                       (9)       (248)
         Investment in other assets                                            (2,353)       (199)
         Proceeds from sale of marketable securities                                0         250
         Proceeds from maturity of marketable securities                            0           0
                                                                             --------    --------
         Net cash (used for) investing activities                              (6,795)     (1,186)
                                                                             --------    --------
Cash provided by (used for) financing activities:
         Repayment of long-term debt                                              250           0
         Exercise of employee stock options                                     3,122         143
         Contributions from minority interest of consolidated subsidiaries          0           0
                                                                             --------    --------
              Net cash provided by financing activities                         3,372         143
                                                                             --------    --------
Net (decrease) in cash and cash equivalents                                    (7,567)     (3,426)
Cash and cash equivalents, beginning of year                                   15,598      13,022
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $  8,031    $  9,596
                                                                             ========    ========


These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2000 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at September 30, 2000, the consolidated statements of earnings for the three-months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the three-months ended September 30, 2000 and 1999 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The consolidated statements include the accounts of Zygo Corporation and all consolidated subsidiaries, including a consolidated joint venture, which the Company entered into in October 1999. The minority interest represents the 40% of the joint venture not owned by the Company. The consolidated financial statements for the period ended September 30, 1999 have been restated to reflect the May 2000 acquisition of Firefly Technologies, Inc. ("Firefly") which was accounted for as a pooling of interests. The results of operations for the three-months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement will not have a significant impact, as the Company does not significantly utilize derivatives or hedges.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes views of the Commission staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements.

Subsequently, the SEC issued SAB No. 101A and SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements," that delays the implementation date of certain provisions of SAB No. 101. Management currently is evaluating the impact, if any, that this SAB will have on the results of operations or financial position.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation answers questions dealing with APB No. 25 implementation practice issues.

Interpretation No. 44 will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (a) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (b) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (c) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. The adoption of Interpretation No. 44 is not expected to have a material impact on our results of operations or financial position.

NOTE 3: SEGMENT INFORMATION

Under the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in three principal business segments globally. These segments are based on the markets served by the Company: Semiconductor/Data Storage, Industrial and Telecommunications. The Company is reporting this information for the first time for the period ending September 30, 2000. The segment data is presented below in a manner consistent with management's internal measurement of the business.

(Thousands of dollars)

                                      Semiconductor         Industrial            Telecom              Total
                                      -------------         ----------            -------              -----
Sales                                    $15,090              $7,518              $1,324              $23,932
Gross Profit                               6,226               3,141                 602                9,969
Gross Profit as a % Sales                     41%                 42%                 45%                  42%

Export sales by geographic area were as follows:

                                             For the Three Months
                                              Ended September 30,
                                             ---------------------
                                               2000          1999
                                             ----------    -------
(Thousands of dollars)
Far East:
     Japan                                    $5,197       $3,600
     Pac Rim                                   2,050        2,629
                                              ------       ------
Total Far East                                 7,247        6,229
Europe and other                               2,182        1,704
                                              ------       ------
Total                                         $9,429       $7,933
                                              ======       ======

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income totaled $522,000 in the three-months ended September 30, 2000, compared to comprehensive income of $610,000 in the comparable prior-year period. Comprehensive income is defined as net income plus non-stockholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to the Company's marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the first quarter ended September 30, 2000 totaled $23,932,000, an increase of $5,329,000 or 29% from $18,603,000 in the three months ended September 30, 1999. The increase in sales is primarily due to the increase in sales volumes.

Gross profit for the three months ended September 30, 2000, amounted to $9,969,000, an increase of $2,373,000 from the comparable prior year period. Gross profit as a percentage of net sales for the quarter ended September 30, 2000, amounted to 42%, an increase of 1 percentage point, from gross profit as a percentage of net sales of 41%, for the three months ended September 30, 1999. The increases in gross profit and gross profit as a percentage of net sales were primarily due to the significant increase in sales levels.

Selling, general and administrative expenses of $5,391,000, in the three months ended September 30, 2000, increased by $1,041,000 or 24%, from the same period the year earlier. During the current quarter, the increases were primarily associated with three new operations: Zygo TeraOptix, ZygoLOT GmbH, and Zygo Automation - Delray Beach, and three new sales offices: Chicago, Japan and Taiwan. As a percentage of net sales, selling, general and administrative expenses in the three-month periods ended September 30, 2000 and 1999, remained constant at 23%.

Research, development and engineering expenses ("R&D") amounted to $3,255,000 or 14% of net sales for the three months ended September 30, 2000. In the comparable three-month period in the prior year, R&D expenses totaled $2,136,000 or 11% of net sales. The investment in R&D was due to increased expenditures related to OEM opportunities in the semiconductor area and also to develop prototypes for significant users in the optical module market. The Company's management continues to focus considerable attention on projects that will enhance the Company's value.

The Company recorded operating profit in the three months ended September 30, 2000 totaling $1,124,000, as compared to operating profit in the comparable prior year period of $707,000.

The Company recorded net income of $817,000 in the three-months ended September 30, 2000, an increase of 43% to the net income of $572,000 in the three months ended September 30, 1999. This improvement in profitability was achieved in the quarter largely due to sales volume increases, which led to improved gross and operating margins. The net earnings on a basic per share basis was $.06 for the quarter ending September 30, 2000, compared with $.05 in the comparable prior year period.

Financial Condition

At September 30, 2000, working capital was $54,896,000, a decrease of $1,654,000 from the amount at June 30, 2000. The Company at September 30, 2000 had cash and cash equivalents of $8,031,000 and marketable securities of $8,277,000 for a total of $16,308,000, a decrease of $7,558,000 from June 30, 2000. Accounts receivable increased by $1,898,000 and inventories increased by $3,891,000. Accounts payable increased by $1,933,000 and accrued liabilities decreased by$2,705,000. As of September 30, 2000, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

The Company's backlog at September 30, 2000 totaled $56,479,000, an increase of $10,536,000 or 23% from June 30, 2000 and an increase of $25,308,000 or 81% from
September 30, 1999. The Company had a positive book-to-bill ratio at 1.44 in the quarter ended September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our investment portfolio.

A move in interest rates of 10% of our weighted-average worldwide interest rate in fiscal 2001 affecting our financial investments as of September 30, 2000 would have an insignificant effect on our pretax earnings.

Forward Looking Statements

This report contains forward looking statements which are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by the Company, most notably high technology markets such as semiconductor and telecommunications, and economic and political developments in countries where the Company conducts business.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         27.  Financial Data Schedule.

(b)     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Zygo Corporation
                                          --------------------------------------
                                                     (Registrant)


                                          --------------------------------------
                                          J. Bruce Robinson
                                          President and Chief Executive Officer


                                          --------------------------------------
                                          Michael J. Auth
                                          Vice President Finance, Treasurer,
                                          and Chief Financial Officer

Date:  November 13, 2000

                                  EXHIBIT INDEX

Exhibit    Description                                                  Page
-------    -----------                                                  ----
27 Financial Data Schedule for the quarterly report on Form 10-Q for the period ended September 30, 2000.