Form 10-Q
period 2000-12-30
ZYGO CORP
filed 2001-02-05
CIK 730716

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended December 31, 2000

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____________________________ to______________________Commission File Number 0-12944


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     YES   X     NO
                                                           -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  YES         NO
                                                           -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          14,860,144 Common Stock, $.10 Par Value, at January 29, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)


                                                        For the Three Months           For the Six Months
                                                         Ended December 31,            Ended December 31,
                                                        --------------------           ------------------
                                                         2000         1999              2000       1999
                                                        -------      -------           -------    -------
Net sales ...........................................   $32,731      $22,362           $56,663    $40,965
Cost of good sold ...................................    19,120       12,515            33,083     23,522
                                                        -------      -------           -------    -------
         Gross profit ...............................    13,611        9,847            23,580     17,443

Selling, general and administrative expenses ........     6,254        5,001            11,645      9,351
Research, development and engineering expenses ......     4,216        2,285             7,471      4,421
Amortization of goodwill and other intangibles ......       200          403               399        806
                                                        -------      -------           -------    -------
         Operating profit ...........................     2,941        2,158             4,065      2,865
                                                        -------      -------           -------    -------
Other income (expense):
         Interest income ............................       268          255               551        555
         Miscellaneous income (expense), net ........      (146)          11               174         70
                                                        -------      -------           -------    -------
                                                            122          266               377        485
                                                        -------      -------           -------    -------
Earnings before income taxes and
   minority interest ................................     3,063        2,424             4,442      3,350
Income tax expense ..................................     1,041          960             1,510      1,314
                                                        -------      -------           -------    -------
Earnings before minority interest ...................     2,022        1,464             2,932      2,036
Minority interest ...................................       117           73               210         73
                                                        -------      -------           -------    -------
Net earnings (note 4) ...............................   $ 1,905      $ 1,391           $ 2,722    $ 1,963
                                                        =======      =======           =======    =======

Earnings per share:
         Basic (1) ..................................   $   .13      $   .12           $   .19    $   .16
                                                        =======      =======           =======    =======
         Diluted (1) ................................   $   .13      $   .11           $   .18    $   .15
                                                        =======      =======           =======    =======
Weighted average number of shares:

         Basic ......................................    14,359       11,938            14,329     11,905
                                                        =======      =======           =======    =======
         Diluted ....................................    15,123       13,219            15,166     13,083
                                                        =======      =======           =======    =======



(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 764,000 and 1,281,000 in the three months ended December 31, 2000 and 1999, respectively, and 837,000 and 1,178,000 in the six months ended December 31, 2000 and 1999, respectively.

                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 2000 and June 30, 2000
                        (Thousands, except share amounts)


                                                                           December 31,            June 30,
ASSETS                                                                         2000                  2000
------                                                                     ------------            --------
Current assets:
     Cash and cash equivalents .........................................     $  9,350              $ 15,598
     Marketable securities .............................................        7,292                 8,268
     Receivables .......................................................       22,031                20,138
     Inventories:
         Raw materials and manufactured parts ..........................       11,805                 7,034
         Work in process ...............................................        6,051                 3,471
         Finished goods ................................................        1,724                 1,374
                                                                             --------              --------
                Total inventories ......................................       19,580                11,879
                                                                             --------              --------
     Costs in excess of billings .......................................        2,276                 5,743
     Income taxes receivable ...........................................        2,256                   866
     Prepaid expenses and taxes ........................................          439                 1,173
     Deferred income taxes .............................................        9,149                 9,020
                                                                             --------              --------
                Total current assets ...................................       72,373                72,685
                                                                             --------              --------

Property, plant and equipment, at cost .................................       50,673                37,991
Less accumulated depreciation ..........................................       21,141                19,498
                                                                             --------              --------
     Net property, plant and equipment .................................       29,532                18,493
                                                                             --------              --------
Goodwill and other intangible assets, net ..............................        4,765                 3,078
Other assets ...........................................................          436                   906
                                                                             --------              --------
                Total assets ...........................................     $107,106              $ 95,162
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable ..................................................     $ 10,595              $  8,380
     Accrued salary and wages ..........................................        2,695                 3,485
     Other accrued liabilities .........................................        4,035                 4,270
                                                                             --------              --------
                Total current liabilities ..............................       17,325                16,135
                                                                             --------              --------

Long-term debt .........................................................        5,079                    84
Deferred income taxes ..................................................          262                   271
Minority interest ......................................................          654                   443

Stockholders' equity:
     Common stock, $.10 par value per share:
     40,000,000 shares authorized; 14,609,894
     shares issued (14,441,231 at June 30, 2000)........................        1,461                 1,444
     Additional paid-in capital ........................................       71,339                68,304
     Retained earnings (note 4) ........................................       11,777                 9,055
     Currency translation effects ......................................         (399)                 (182)
     Net unrealized (loss) on marketable securities ....................          (91)                  (91)
                                                                             --------              --------
                                                                               84,087                78,530
     Less treasury stock, at cost; 207,600 shares ......................          301                   301
                                                                             --------              --------
                Total stockholders' equity .............................       83,786                78,229
                                                                             --------              --------
                Total liabilities and stockholders' equity .............     $107,106              $ 95,162
                                                                             ========              ========



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2000 and 1999
                             (Thousands of dollars)


                                                                                     2000            1999
                                                                                    -------         -------
Cash (used for) provided by
     operating activities:
         Net earnings (note 4) .................................................    $ 2,722         $ 1,963
         Adjustments to reconcile net earnings to cash
          provided by (used for) operating activities:
              Depreciation and amortization ....................................      2,042           2,548
              Deferred income taxes ............................................       (185)              0
              Loss on disposal of assets .......................................          0              54
              Changes in operating accounts:
                  Receivables ..................................................     (1,893)         (5,680)
                  Costs in excess of billings ..................................      3,466            (866)
                  Inventories ..................................................     (7,701)            794
                  Prepaid expenses .............................................        734            (314)
                  Accounts payable and accrued expenses ........................       (360)          4,328
                  Minority interest ............................................        210              73
                                                                                    -------         -------
              Net cash (used for) provided by operating activities .............       (965)          2,900
                                                                                    -------         -------
Cash (used for) provided by
     investing activities:
         Additions to property, plant and equipment ............................    (12,682)         (1,507)
         Sale (investment) in marketable securities ............................        976            (248)
         Investment in other assets ............................................     (1,616)           (295)
         Proceeds from maturity of marketable securities .......................          0             250
                                                                                    -------         -------
         Net cash (used for) investing activities ..............................    (13,322)         (1,800)
                                                                                    -------         -------
Cash provided by (used for) financing activities:
         Issuance of long-term debt ............................................      4,987              56
         Exercise of employee stock options ....................................      3,052             532
         Contributions from minority interest of consolidated subsidiaries .....          0              90
                                                                                    -------         -------
              Net cash provided by financing activities ........................      8,039             678
                                                                                    -------         -------
Net (decrease) in cash and cash equivalents ....................................     (6,248)          1,778
Cash and cash equivalents, beginning of year ...................................     15,598          13,022
                                                                                    -------         -------
Cash and cash equivalents, end of period .......................................    $ 9,350         $14,800
                                                                                    =======         =======


These interim financial statements should be read in conjunction with the financial statements and notes included in ZYGO's June 30, 2000 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at December 31, 2000, the consolidated statements of earnings for the three months and six months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 are unaudited but, in our opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The consolidated statements include the accounts of Zygo Corporation and all consolidated subsidiaries, including a consolidated joint venture, which we entered into in October 1999. The minority interest represents the 40% of the joint venture not owned by us. The consolidated financial statements included here for the period ended December 31, 1999 have been restated to reflect the May 2000 acquisition of Firefly Technologies, Inc. which was accounted for as a pooling of interests. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement will not have a significant impact on us, as we do not significantly utilize derivatives or hedges.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, which summarizes views of the SEC staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements.

Subsequently, the SEC issued SAB No. 101A and SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements," that delays the implementation date of certain provisions of SAB No. 101. Management currently is evaluating the impact, if any, that this SAB will have on our results of operations or financial position and expects to adopt it in the fourth quarter of this fiscal year.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation answers questions dealing with APB No. 25 implementation practice issues. Interpretation No. 44 is being applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (a) requirements related to the definition of an employee apply to new awards granted after December 15, 1998;
(b) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (c) modifications to add a reload feature to an award apply to modifications made after January 12,

2000. Financial statements for periods prior to July 1, 2000 will not be affected. The adoption of Interpretation No. 44 did not have a material impact on our results of operations or financial position.

In September 2000, the FASB's Emerging Issued Task Force released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The consensus guidance must be adopted by the fourth quarter of our fiscal year 2001. Management is in the process of evaluating this standard, but believes that any effect will generally be limited to the form and content of our financial statement disclosures.

NOTE 3: SEGMENT INFORMATION

Under the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we operate in three principal business segments globally. These segments are based on the markets served by us:
Semiconductor; Industrial; and Telecommunications. The segment data is presented below in a manner consistent with our management's internal measurement of the business.


                      Three Months Ended December 31, 2000

(Thousands of dollars)
                                      Semiconductor         Industrial       Telecommunications         Total
                                      -------------         ----------       ------------------         -----
Sales .............................     $20,713               $8,649              $3,369               $32,731
Gross Profit ......................       8,868                3,330               1,413                13,611
Gross Profit as a % Sales .........         43%                  39%                 42%                   42%


                       Six Months Ended December 31, 2000

(Thousands of dollars)

                                      Semiconductor         Industrial       Telecommunications         Total
                                      -------------         ----------       ------------------         -----
Sales .............................      $35,803             $16,167              $4,693               $56,663
Gross Profit ......................       15,094               6,471               2,015                23,580
Gross Profit as a % Sales .........          42%                 40%                 43%                   42%


Export sales by geographic area were as follows:

                                       Three Months               Six Months
                                    Ended December 31,        Ended December 31,
                                    ------------------        ------------------
                                      2000       1999           2000       1999
                                    -------    -------        -------    -------
(Thousands of dollars)
Far East:

     Japan ......................   $11,590    $ 4,412        $16,787    $ 8,012
     Pac Rim ....................     2,279      2,679          4,329      5,309
                                    -------    -------        -------    -------
Total Far East ..................    13,869      7,091         21,116     13,321
Europe and other ................     3,122      3,211          5,304      4,915
                                    -------    -------        -------    -------
Total ...........................   $16,991    $10,302        $26,420    $18,236
                                    =======    =======        =======    =======

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income totaled $1,983,000 and $2,505,000 in the three months and six months ended December 31, 2000, respectively, compared to comprehensive income of $1,292,000 and $1,902,000 in the comparable prior year periods. Comprehensive income is defined as net income plus non-stockholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to our marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $32,731,000 for the three months and $56,663,000 for the six months ended December 31, 2000, increased by $10,369,000, or 46% and $15,698,000, or
38%, respectively from the net sales in the comparable prior year periods. Fiscal 2001 net sales in the semiconductor segment for the second quarter were $20,713,000, an increase of $5,623,000, or 37%, from the first quarter; net sales in the industrial segment were $8,649,000, an increase of $1,131,000, or 15%, from the first quarter; and net sales in the telecommunications segment were $3,369,000, an increase of $2,045,000, or 154%, from the first quarter.

Gross profit for the three months and six months ended December 31, 2000, amounted to $13,611,000 and $23,580,000, respectively, an increase of $3,764,000 and $6,137,000 from the comparable prior year periods. The increases in gross profit dollars were primarily due to the increase in sales volume. Gross profit as a percentage of net sales for the quarter and six months ended December 31, 2000, both amounted to 42%, a decrease of two and one percent, from gross profit as a percentage of net sales of 44% and 43%, respectively, for the three- and six-month periods ended December 31, 1999.

Selling, general and administrative expenses of $6,254,000 and $11,645,000, respectively, in the three months and six months ended December 31, 2000, increased by $1,253,000, or 25%, and $2,294,000 or 25%, respectively, from the same periods the year earlier, primarily as a result of an increased sales infrastructure, as well as increased spending on our telecommunications business. As a percentage of net sales, selling, general and administrative expenses in the three- and six-month periods ended December 31, 2000 were 19% and 21%, respectively, as compared to 22% and 23%, respectively, from the same prior year periods.

Research, development and engineering expenses ("R&D") amounted to $4,216,000 or 13% of net sales and $7,471,000 or 13%, respectively, for the three- and six-month periods ended December 31, 2000. In the comparable three- and six-month periods in the prior year, R&D expenses totaled $2,285,000 or 10% and $4,421,000 or 11% of net sales, respectively. The investment in R&D primarily was due to increased expenditures related to original equipment manufacturer opportunities in the semiconductor area and also to the development of prototypes for major users in the optical module market.

We recorded operating profit in the three months ended December 31, 2000 totaling $2,941,000, as compared to operating profit in the comparable prior year period of $2,158,000. Our operating profit in the six months ended December 31, 2000 was $4,065,000, as compared to $2,865,000 in the six months ended December 31, 1999.

We recorded net income of $1,905,000 in the three months ended December 31, 2000; an increase of $514,000, or 37%, to the net income of $1,391,000 in the three months ended

December 31, 1999. The net earnings on a per share basis were $.13 for the three months ended December 31, 2000, compared with $.11 in the comparable prior year period. We recorded net income of $2,722,000 or $.18 per share for the first half of fiscal 2001, as compared to $1,963,000 or $.15 per share in the comparable prior year period. The fully diluted weighted average number of shares outstanding for the three and six months ended December 31, 2000 were 15,123,000 and 15,166,000, respectively, as compared to 13,219,000 and
13,083,000 in the prior year periods.

FINANCIAL CONDITION

At December 31, 2000, working capital was $55,048,000, a decrease of $1,502,000 from the amount at June 30, 2000. At December 31, 2000, we had cash and cash equivalents of $9,350,000 and marketable securities of $7,292,000 for a total of $16,642,000, a decrease of $7,224,000 from June 30, 2000. Accounts receivable increased by $1,893,000 and inventories increased by $7,701,000. Accounts payable increased by $2,215,000 and accrued liabilities decreased by $1,025,000. On December 1, 2000, we borrowed $5,000,000 to finance the acquisition of an 87,000 square foot facility in Westborough, Massachusetts. The financing currently consists of a bridge loan, which is expected to be converted to a long-term note. As of December 31, 2000, there were no borrowings outstanding under our $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

Our backlog at December 31, 2000 totaled $65,922,000, a record for us and an increase of $9,443,000 or 17% from September 30, 2000 and an increase of $33,935,000 or 106% from the backlog at December 31, 1999 of $31,987,000. Orders for the quarter totaled $42,174,000 and consisted of $18,142,000 or 43% in the semiconductor segment, $8,647,000 or 21% in the industrial segment, and $15,385,000 or 36% in the telecommunications segment. The increase in our backlog in the first half of this fiscal year was primarily due to increased demand for capital equipment in the industrial and semiconductor markets and the inroads that we are making in the telecommunications market.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, and to a lesser extent in the Asia Pacific and Europe regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because most of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income and interest expense on our variable rate debt are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments and variable rate borrowings are relatively short-term instruments. Due to the short-term nature of our investments and variable rate borrowings, we do not believe that a material risk exposure exists.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements, including, without limitation, statements concerning the future of the industry, product development, business strategy, continued acceptance and growth of our products and dependence on significant customers. These statements are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by us, most notably high technology markets such as semiconductor and telecommunications, and economic and political developments in countries where we conduct business.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 15, 2000. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1 - Election of Board of Directors
          The following individuals, all of whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

                                          For                  Against
          John Berg                    10,631,133               47,077
          Paul F. Forman               10,644,244               33,966
          R. Clark Harris              10,640,302               37,908
          Seymour E. Liebman           10,641,103               37,107
          Robert G. McKelvey           10,503,757              174,453
          J. Bruce Robinson            10,004,447              673,763
          Patrick Tan                  10,644,548               33,662
          Robert B. Taylor             10,581,187               97,023
          Carl A. Zanoni               10,582,001               96,209

     Proposal No. 2 - Employee Stock Purchase Plan
          The Zygo Corporation Employee Stock Purchase Plan was adopted as a result of the following vote:.

          For                  10,106,872
          Against                 559,283
          Abstain                  12,055

There were no other matters submitted to a vote of our stockholders.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27.  Financial Data Schedule.

(b)        99.1 Purchase and Sale Agreement for 20 Walkup Drive, Westborough,
                Massachusetts, dated October 27, 2000 between Zygo TeraOptix and Cathartes Holdings, LLC.

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


                                                     Zygo Corporation
                                           ----------------------------------
                                                       (Registrant)



                                           /s/     J. BRUCE ROBINSON
                                           ----------------------------------
                                           J. Bruce Robinson
                                           President and Chief Executive Officer




                                           /s/     RICHARD M. DRESSLER
                                           ----------------------------------
                                           Richard M. Dressler
                                           Vice President Finance, Treasurer,
                                           and Chief Financial Officer






Date:  January 31, 2001

                                  EXHIBIT INDEX

Exhibit           Description                                              Page
-------           -----------                                              ----

27 Financial Data Schedule for the quarterly report on Form 10-Q for the period ended December 31, 2000.

99.1 Purchase and Sale Agreement for 20 Walkup Drive, Westborough, Massachusetts, dated October 27, 2000 between Zygo TeraOptix and Cathartes Holdings, LLC.