Form 10-Q/A
period 2000-12-31
ZYGO CORP
filed 2001-05-15
CIK 730716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                         Commission File Number 0-12944

                                ZYGO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    06-0864500
   -------------------------------                   ---------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

Laurel Brook Road, Middlefield, Connecticut                  06455
-------------------------------------------                ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES ___   NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          14,860,144 Common Stock, $.10 Par Value, at January 29, 2001

                                EXPLANATION NOTE

This Form 10-Q/A amends Zygo's Form 10-Q for the quarter ended December 31, 2000, which was filed on February 5, 2001. The Form 10-Q previously filed included comparable information for the three and six months ended December 31, 1999, which inadvertently excluded December 1999 charges of $2,340,000 for nonrecurring acquisition related costs. The nonrecurring charges were non-cash compensation costs related to stock options held by shareholders of Firefly Technologies, Inc., which was merged with Zygo Corporation in a pooling-of-interest transaction in May 2000. The Form 10-Q for the quarter ended December 31, 1999 was correct as filed since the restatement related to the pooling-of-interest transaction occurred in a subsequent period. The nonrecurring charges were properly reported in Zygo's Annual Report on Form 10-K405 for year ended June 30, 2000. No changes are being made to the 2001 financial information previously filed. The following amended Form 10-Q properly reflects the December 1999 charges and is consistent with the Company's 2000 Annual Report on Form 10-K405.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)

                                                  For the Three Months        For the Six Months
                                                   Ended December 31,         Ended December 31,
                                                 --------------------        -------------------
                                                   2000        1999            2000        1999
                                                 --------    --------        --------   --------
Net sales                                        $ 32,731    $ 22,362        $ 56,663   $ 40,965
Cost of good sold                                  19,120      12,515          33,083     23,522
                                                 --------    --------        --------   --------
    Gross profit                                   13,611       9,847          23,580     17,443

Selling, general and administrative expenses        6,254       5,001          11,645      9,351
Research, development and engineering expenses      4,216       2,285           7,471      4,421
Amortization of goodwill and other intangibles        200         403             399        806
Nonrecurring acquisition related charges (1)            0       2,340               0      2,340
                                                 --------    --------        --------   --------
    Operating (loss) profit                         2,941        (182)          4,065        525

Other income (expense):
    Interest income                                   268         255             551        555
    Miscellaneous income (expense), net              (146)         11             174         70
                                                 --------    --------        --------   --------
                                                      122         266             377        485
                                                 --------    --------        --------   --------
Earnings before income taxes and
  minority interest                                 3,063          84           4,442      1,010
Income tax expense                                  1,041         960           1,510      1,314
                                                 --------    --------        --------   --------
Earnings (loss) before minority interest            2,022        (876)          2,932       (304)
Minority interest                                     117          73             210         73
                                                 --------    --------        --------   --------
Net earnings (loss) (note 4)                     $  1,905    $   (949)       $  2,722   $   (377)
                                                 ========    ========        ========   ========
Earnings (loss) per share:
    Basic (2)                                    $    .13    $   (.08)       $    .19   $   (.03)
                                                 ========    ========        ========   ========
    Diluted (2)                                  $    .13    $   (.08)       $    .18   $   (.03)
                                                 ========    ========        ========   ========
Weighted average number of shares:
    Basic                                          14,359      11,938          14,329     11,905
                                                 ========    ========        ========   ========
    Diluted                                        15,123      11,938          15,166     11,905
                                                 ========    ========        ========   ========

(1) Nonrecurring acquisition related charges of $2,340,000 for both the three and six months ended December 31, 2000 represent non-cash compensation charges related to stock options.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 764,000 in the three months ended December 31, 2000 and 837,000 in the six months ended December 31, 2000. For the three and six months ended December 31, 1999, the Company recorded a loss and all common stock equivalents were excluded from the computation because of the anti-dilutive effect on earnings per share.

                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 2000 and June 30, 2000
                        (Thousands, except share amounts)


ASSETS                                                  December 31,   June 30,
                                                            2000         2000
                                                         ---------    ---------
Current assets:
   Cash and cash equivalents                             $   9,350    $  15,598
   Marketable securities                                     7,292        8,268
   Receivables                                              22,031       20,138
   Inventories:
      Raw materials and manufactured parts                  11,805        7,034
      Work in process                                        6,051        3,471
      Finished goods                                         1,724        1,374
                                                         ---------    ---------
         Total inventories                                  19,580       11,879
                                                         ---------    ---------
   Costs in excess of billings                               2,276        5,743
   Income taxes receivable                                   2,256          866
   Prepaid expenses and taxes                                  439        1,173
   Deferred income taxes                                     9,149        9,020
                                                         ---------    ---------
         Total current assets                               72,373       72,685
                                                         ---------    ---------

Property, plant and equipment, at cost                      50,673       37,991
Less accumulated depreciation                               21,141       19,498
                                                         ---------    ---------
   Net property, plant and equipment                        29,532       18,493
                                                         ---------    ---------
Goodwill and other intangible assets, net                    4,765        3,078
Other assets                                                   436          906
                                                         ---------    ---------
         Total assets                                    $ 107,106    $  95,162
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  10,595    $   8,380
   Accrued salary and wages                                  2,695        3,485
   Other accrued liabilities                                 4,035        4,270
                                                         ---------    ---------
         Total current liabilities                          17,325       16,135
                                                         ---------    ---------

Long-term debt                                               5,079           84
Deferred income taxes                                          262          271
Minority interest                                              654          443

Stockholders' equity:
   Common stock, $.10 par value per share:
   40,000,000 shares authorized; 14,609,894                  1,461        1,444
   shares issued (14,441,231 at June 30, 2000)
   Additional paid-in capital                               71,339       68,304
   Retained earnings (note 4)                               11,777        9,055
   Currency translation effects                               (399)        (182)
   Net unrealized (loss) on marketable securities              (91)         (91)
                                                         ---------    ---------
                                                            84,087       78,530
   Less treasury stock, at cost; 207,600 shares                301          301
                                                         ---------    ---------
         Total stockholders' equity                         83,786       78,229
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 107,106    $  95,162
                                                         =========    =========

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended December 31, 2000 and 1999
                                    (Thousands of dollars)

                                                                          2000        1999
                                                                        --------    --------
Cash (used for) provided by
  operating activities:
    Net earnings (loss) (note 4)                                        $  2,722    $   (377)
    Adjustments to reconcile net earnings to cash
     provided by (used for) operating activities:
       Depreciation and amortization                                       2,042       2,548
       Deferred income taxes                                                (185)          0
       Loss on disposal of assets                                              0          54
       Non-cash compensation charges related to stock options                  0       2,340
       Changes in operating accounts:
         Receivables                                                      (1,893)     (5,680)
         Costs in excess of billings                                       3,466        (866)
         Inventories                                                      (7,701)        794
         Prepaid expenses                                                    734        (314)
         Accounts payable and accrued expenses                              (360)      4,328
         Minority interest                                                   210          73
                                                                        --------    --------
       Net cash (used for) provided by operating activities                 (965)      2,900
                                                                        --------    --------
Cash (used for) provided by
  investing activities:
    Additions to property, plant and equipment                           (12,682)     (1,507)
    Sale (investment) in marketable securities                               976        (248)
    Investment in other assets                                            (1,616)       (295)
    Proceeds from maturity of marketable securities                            0         250
                                                                        --------    --------
    Net cash (used for) investing activities                             (13,322)     (1,800)
                                                                        --------    --------
Cash provided by (used for)
  financing activities:
    Issuance of long-term debt                                             4,987          56
    Exercise of employee stock options                                     3,052         532
    Contributions from minority interest of consolidated subsidiaries          0          90
                                                                        --------    --------
       Net cash provided by financing activities                           8,039         678
                                                                        --------    --------
Net (decrease) in cash and cash equivalents                               (6,248)      1,778
Cash and cash equivalents, beginning of year                              15,598      13,022
                                                                        --------    --------
Cash and cash equivalents, end of period                                $  9,350    $ 14,800
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


NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement will not have a significant impact on us, as the Company does not significantly utilize derivatives or hedges.

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

In September 2000, the FASB's Emerging Issues Task Force released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The consensus guidance must be adopted by the fourth quarter of our fiscal year 2001. Management is in the process of evaluating this standard, but believes that any effect will generally be limited to the form and content of our financial statement disclosures.


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

                                 Three Months Ended December 31, 2000
(Thousands of dollars)
                                Semiconductor       Industrial         Telecommunications        Total
                                -------------       ----------         ------------------        -----
Sales                              $20,713            $8,649                 $3,369             $32,731
Gross Profit                         8,868             3,330                  1,413              13,611
Gross Profit as a % Sales            43%                39%                   42%                 42%

                                  Six Months Ended December 31, 2000
(Thousands of dollars)
                                Semiconductor       Industrial         Telecommunications        Total
                                -------------       ----------         ------------------        -----
Sales                              $35,803            $16,167                $4,693             $56,663
Gross Profit                        15,094              6,471                 2,015              23,580
Gross Profit as a % Sales            42%                40%                   43%                 42%


Export sales by geographic area were as follows:

                                Three Months             Six Months
                             Ended December 31,      Ended December 31,
                            -------------------     -------------------
                              2000        1999        2000        1999
                            -------     -------     -------     -------
(Thousands of dollars)
Far East:
   Japan                    $11,590     $ 4,412     $16,787     $ 8,012
   Pac Rim                    2,279       2,679       4,329       5,309
                            -------     -------     -------     -------
Total Far East               13,869       7,091      21,116      13,321
Europe and other              3,122       3,211       5,304       4,915
                            -------     -------     -------     -------
Total                       $16,991     $10,302     $26,420     $18,236
                            =======     =======     =======     =======

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income totaled $1,983,000 and $2,505,000 in the three months and six months ended December 31, 2000, respectively, compared to comprehensive loss of ($1,062,000) and ($452,000) in the comparable prior year periods. Comprehensive income is defined as net income plus non-stockholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to our marketable equity securities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The second quarter 2001 earnings release issued on January 18, 2001 by Zygo Corporation and the 10-Q previously filed included comparable financial information for the three and six months ended December 31, 1999 which inadvertently did not include the nonrecurring charges recorded during December 1999 of $2,340,000. These nonrecurring non-cash compensation costs related to stock options held by shareholders of Firefly Technologies, Inc., which was merged with Zygo Corporation in a pooling-of-interest transaction in May 2000. The Form 10-Q for the quarter ended December 31, 1999 was correct as filed since the restatement related to the pooling-of-interest transaction occurred in a subsequent period. The nonrecurring charges were properly reported in Zygo's Annual Report on Form 10-K405 for year ended June 30, 2000. No changes are being made to 2001 financial information previously filed. The following disclosures have been amended to include discussion of these December 1999 nonrecurring charges for comparisons with fiscal 2001 results.


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

We did not record any nonrecurring charges in the three and six months ended December 31, 2000. Nonrecurring acquisition related charges of $2,340,000 in both the three and six months ended December 31, 1999 were recorded as a result of the acquisition of Firefly Technologies, Inc. The nonrecurring charges were for non-cash compensation charges resulting from the difference in the Firefly stock option exercise price and the deemed fair market value on the date of grant for financial statement purposes.

Our operating profit in the three months ended December 31, 2000 was $2,941,000, as compared to an operating loss of ($182,000) in the three months ended December 31, 1999. Excluding nonrecurring charges for the three months ended December 31, 1999, the operating profit was $2,158,000. Our operating profit in the six months ended December 31, 2000 was $4,065,000, as compared to operating profit of $525,000 in the comparable prior year period. Excluding nonrecurring charges for the six months ended December 31, 1999, the operating profit was $2,865,000.

We recorded net income of $1,905,000 in the three months ended December 31, 2000, as compared to an operating loss of ($949,000) in the three months ended December 31, 1999. The net earnings on a diluted per share basis were $.13 for the three months ended December 31, 2000, compared with ($.08) in the comparable prior year period. Excluding nonrecurring charges for the three months ended December 31, 1999, our net income was $1,391,000, or $.11 per share. We recorded net income of $2,722,000, or $.18 per share, for the six months ended December 31, 2000, as compared to an operating loss of ($377,000), or ($.03) per share, in the comparable prior year period. Excluding nonrecurring charges for the six months ended December 31, 1999, our net income was $1,963,000, or $.15 per share.

The fully diluted weighted average number of shares outstanding for the three and six months ended December 31, 2000 were 15,123,000 and 15,166,000, respectively, as compared to 11,938,000 and 11,905,000 in the prior year periods.

Financial Condition

At December 31, 2000, working capital was $55,048,000, a decrease of $1,502,000 from the amount at June 30, 2000. At December 31, 2000, we had cash and cash equivalents of $9,350,000 and marketable securities of $7,292,000 for a total of $16,642,000, a decrease of $7,224,000 from June 30, 2000. Accounts receivable increased by $1,893,000 and inventories increased by $7,701,000. Accounts payable increased by $2,215,000 and accrued liabilities decreased by $1,025,000. On December 1, 2000, we borrowed $5,000,000 to finance the acquisition of an 87,000 square foot facility in Westboro, Massachusetts. The financing currently consists of a bridge loan, which is expected to be converted to a long-term note. As of December 31, 2000, there were no borrowings outstanding under our $3,000,000 bank line of credit. Unused amounts under the line of credit are available for short-term working capital needs.

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


                                              Zygo Corporation
                                         --------------------------
                                                (Registrant)



                                         /s/ J. BRUCE ROBINSON
                                         --------------------------------------
                                         J. Bruce Robinson
                                         President and Chief Executive Officer



                                         /s/ RICHARD M. DRESSLER
                                         --------------------------------------
                                         Richard M. Dressler
                                         Vice President Finance, Treasurer,
                                         and Chief Financial Officer




Date:  May 15, 2001

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