Form 10-Q
period 2001-03-31
ZYGO CORP
filed 2001-05-15
CIK 730716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________  to __________________


Commission File Number 0-12944


                                ZYGO CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         06-0864500
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


Laurel Brook Road, Middlefield, Connecticut                 06455
-------------------------------------------                ---------
(Address of principal executive offices)                   (Zip Code)


                                  (860)347-8506
               --------------------------------------------------
               Registrant's telephone number, including area code


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES      NO
                             ----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            18,040,349 Common Stock, $.10 Par Value, at May 11, 2001


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ZYGO CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (Thousands, except per share amounts)


                                                       For the Three Months    For the Nine Months
                                                           Ended March 31,       Ended March 31,
                                                     ---------------------   ----------------------
                                                       2001          2000      2001         2000
                                                     ---------   ---------   --------    ----------
Net sales                                            $ 38,717    $ 22,408    $ 95,380    $ 63,373
Cost of good sold                                      19,228      13,416      52,311      36,938
                                                     --------    --------    --------    --------
     Gross profit                                      19,489       8,992      43,069      26,435

Selling, general and administrative expenses            9,720       4,009      21,365      13,360
Research, development and engineering expenses          4,528       2,637      11,999       7,058
Amortization of goodwill and other intangibles            199         412         598       1,218
Nonrecurring acquisition related charges (1)                0         741           0       3,081
                                                     --------    --------    --------    --------
     Operating profit                                   5,042       1,193       9,107       1,718

Other income (expense):
     Interest income                                      445         305         996         860
     Miscellaneous income (expense), net                 (432)       (103)       (606)       (173)
                                                     --------    --------    --------    --------
                                                           13         202         390         687
                                                     --------    --------    --------    --------
Earnings before income taxes and minority interest      5,055       1,395       9,497       2,405
Income tax expense                                      1,719         609       3,229       1,923
                                                     --------    --------    --------    --------
Earnings before minority interest                       3,336         786       6,268         482
Minority interest                                         129          (6)        339          67
                                                     --------    --------    --------    --------
Net earnings (note 4)                                $  3,207    $    792    $  5,929    $    415
                                                     ========    ========    ========    ========

Earnings per share:
     Basic (2)                                       $    .21    $    .06    $    .40    $    .03
                                                     ========    ========    ========    ========
     Diluted (2)                                     $    .20    $    .06    $    .38    $    .03
                                                     ========    ========    ========    ========
Weighted average number of shares:

     Basic                                             15,535      12,197      14,731      12,003
                                                     ========    ========    ========    ========
     Diluted                                           15,975      13,792      15,436      13,318
                                                     ========    ========    ========    ========


(1) Nonrecurring acquisition related charges of $741,000 and $3,081,000 for the three and nine months ended March 31, 2000 represent non-cash compensation charges related to stock options.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 440,000 and 1,595,000 in the three months ended March 31, 2001 and 2000, respectively, and 705,000 and 1,315,000 in the nine months ended March 31, 2001 and 2000, respectively.

                                ZYGO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2001 and June 30, 2000
                        (Thousands, except share amounts)

                                                             March 31,     June 30,
                                                               2001         2000
                                                             ---------   ----------
ASSETS

Current assets:
     Cash and cash equivalents                              $  58,210    $  15,598
     Marketable securities                                      7,884        8,268
     Receivables                                               26,622       20,138
     Inventories:
          Raw materials and manufactured parts                 14,971        7,034
          Work in process                                       8,095        3,471
          Finished goods                                          994        1,374
                                                            ---------    ---------
          Total inventories                                    24,060       11,879
                                                            ---------    ---------
     Costs in excess of billings                                1,694        5,743
     Income taxes receivable                                    4,908          866
     Prepaid expenses and taxes                                   195        1,173
     Deferred income taxes                                      9,211        9,020
                                                            ---------    ---------
               Total current assets                           132,784       72,685
                                                            ---------    ---------
Property, plant and equipment, at cost                         54,516       37,991
Less accumulated depreciation                                  21,447       19,498
                                                            ---------    ---------
     Net property, plant and equipment                         33,069       18,493
                                                            ---------    ---------
Goodwill and other intangible assets, net                       4,626        3,078
Other assets                                                      908          906
                                                            ---------    ---------
               Total assets                                 $ 171,387    $  95,162
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $  11,771    $   8,380
     Accrued salary and wages                                   4,586        3,485
     Other accrued liabilities                                  4,530        4,270
                                                            ---------    ---------
               Total current liabilities                       20,887       16,135
                                                            ---------    ---------
Deferred income taxes                                             256          271
Long-term debt                                                  5,059           84
Minority interest                                                 834          443

Stockholders' equity:
     Common stock, $.10 par value per share:
     40,000,000 shares authorized; 17,799,644
     shares issued (14,441,231 at June 30, 2000)                1,780        1,444
     Additional paid-in capital                               128,378       68,304
     Retained earnings (note 4)                                14,984        9,055
     Currency translation effects                                (510)        (182)
     Net unrealized gain (loss) on marketable securities           20          (91)
                                                            ---------    ---------
                                                              144,652       78,530
     Less treasury stock, at cost; 207,600 shares                 301          301
                                                            ---------    ---------
               Total stockholders' equity                     144,351       78,229
                                                            ---------    ---------
               Total liabilities and stockholders' equity   $ 171,387    $  95,162
                                                            =========    =========




                                ZYGO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2001 and 2000
                             (Thousands of dollars)

                                                                           2001        2000
                                                                         --------    --------
Cash (used for) provided by operating activities:
     Net earnings (note 4)                                               $  5,929    $    415
     Adjustments to reconcile net earnings to cash
     provided by (used for) operating activities:
          Depreciation and amortization                                     3,667       3,778
          Deferred income taxes                                              (319)          0
          Loss on disposal of assets                                          860         532
          Non-cash compensation charges related to stock options                0       3,081
          Changes in operating accounts:
               Receivables                                                 (6,483)     (5,932)
               Costs in excess of billings                                  4,049      (1,869)
               Inventories                                                (12,182)        475
               Prepaid expenses                                               976           3
               Accounts payable and accrued expenses                          438       8,754
               Minority interest                                              391          67
                                                                         --------    --------
          Net cash (used for) provided by operating activities             (2,674)      9,304
                                                                         --------    --------
Cash (used for) provided by investing activities:
     Additions to property, plant and equipment                           (18,505)     (3,111)
     Sale (investment) in marketable securities                              (627)     (1,477)
     Investment in other assets                                            (2,147)       (540)
     Proceeds from maturity of marketable securities                        1,180       1,500
                                                                         --------    --------
     Net cash (used for) investing activities                             (20,099)     (3,628)
                                                                         --------    --------
Cash provided by financing activities:
     Issuance of long-term debt                                             4,975          50
     Exercise of employee stock options and secondary offering             60,410       4,238
     Contributions from minority interest of consolidated subsidiaries          0         156
                                                                         --------    --------
     Net cash provided by financing activities                             65,385       4,444
                                                                         --------    --------
Net increase in cash and cash equivalents                                  42,612      10,120
Cash and cash equivalents, beginning of year                               15,598      13,022
                                                                         --------    --------
Cash and cash equivalents, end of period                                 $ 58,210    $ 23,142
                                                                         ========    ========


These interim financial statements should be read in conjunction with the financial statements and notes included in Zygo Corporation's June 30, 2000 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at March 31, 2001, the consolidated statements of earnings for the three and nine months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 are unaudited but, in our opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The consolidated statements include the accounts of Zygo Corporation and all consolidated subsidiaries, including a consolidated joint venture, which we entered into in October 1999. The minority interest represents the 40% of the joint venture not owned by us. The consolidated financial statements included here for the period ended March 31, 2000 have been restated to reflect the May 2000 acquisition of Firefly Technologies, Inc. which was accounted for as a pooling of interests. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement did not have a significant impact on us, as the Company does not significantly utilize derivatives or hedges.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, which summarizes views of the SEC staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Subsequently, the SEC issued SAB No. 101A and SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements," that delays the implementation date of certain provisions of SAB No. 101. Management currently is evaluating the impact, if any, that this SAB will have on our results of operations or financial position and will be adopted in the fourth quarter of this fiscal year.

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

                        Three Months Ended March 31, 2001

(Thousands of dollars)

                                      Semiconductor       Industrial         Telecommunications          Total
                                      -------------       ----------         ------------------          -----
Sales                                   $25,014             $8,807                 $4,896               $38,717
Gross Profit                             12,302              4,321                  2,866                19,489
Gross Profit as a % Sales                  49%                49%                    59%                   50%


                        Nine Months Ended March 31, 2001

(Thousands of dollars)

                                      Semiconductor       Industrial         Telecommunications          Total
                                      -------------       ----------         ------------------          -----
Sales                                   $60,817             $24,974                $9,589               $95,380
Gross Profit                             27,396              10,792                 4,881                43,069
Gross Profit as a % Sales                 45%                 43%                    51%                   45%


Export sales by geographic area were as follows:

                                     Three Months             Nine Months
                                    Ended March 31,         Ended March 31,
                               ---------------------     --------------------
                                 2001         2000          2001        2000
                               -------      --------     --------     -------
(Thousands of dollars)
Far East:
     Japan                     $15,032      $ 4,550      $31,819      $12,562
     Pac Rim                     1,392        5,210        5,721       10,519
                               -------      -------      -------      -------
Total Far East                  16,424        9,760       37,540       23,081
Europe and other                 3,029        2,487        8,333        7,402
                               -------      -------      -------      -------
Total                          $19,453      $12,247      $45,873      $30,483
                               =======      =======      =======      =======

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income totaled $3,207,000 and $5,712,000 in the three months and nine months ended March 31, 2001, respectively, compared to comprehensive income of $1,526,000 and $1,074,000 in the comparable prior year periods. Comprehensive income is defined as net income plus non-stockholder direct adjustments to stockholders' equity which consist of foreign currency translation adjustments and adjustments for the net unrealized gains (losses) related to our marketable securities.

NOTE 5: SUBSEQUENT EVENT

On April 11, 2001, we purchased shares of our common stock from two of our executive officers and directors, pursuant to stock purchase agreements, all at a price per share of $20.81 (being the then closing price of the common stock in the public markets). We purchased a total of 239,605 shares from these two officers and directors. The funding for the purchase came from cash balances. The purpose of the purchases was to allow these two officers and directors to satisfy their tax obligations arising from our acquisition of Firefly Technologies, Inc., in which they were principal stockholders, and to satisfy and extinguish the margin loan they incurred to pay additional taxes, which arose from our acquisition of Firefly and which were due prior to the date we made the loans. The common stock we purchased is being held as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The third quarter 2001 earnings release issued on April 19, 2001 by Zygo Corporation included comparable financial information for the three and nine months ended March 31, 2000 which inadvertently did not include the nonrecurring charges recorded during those fiscal 2000 periods. The nonrecurring acquisition related charges for the three and nine months ended March 31, 2000 were $741,000 and $3,081,000, respectively. These nonrecurring non-cash compensation costs related to stock options held by shareholders of Firefly Technologies, Inc., which was merged with Zygo Corporation in a pooling-of-interest transaction in May 2000. The Form 10-Q for the quarter ended March 31, 2000 was correct as filed since the restatement related to the poolings-of-interest transaction occurred in a subsequent period. The nonrecurring charges were properly reported in Zygo's Annual Report on Form 10-K405 for year ended June 30, 2000. No changes are being made to the 2001 financial information. These nonrecurring charges have been included in the fiscal 2000 results used for comparison and discussed in this section.

Results of Operations

Net sales of $38,717,000 for the three months and $95,380,000 for the nine months ended March 31, 2001, increased by $16,309,000, or 73% and $32,007,000, or 51%, respectively, from the net sales in the comparable prior year periods. Fiscal 2001 net sales in the semiconductor segment for the third quarter were $25,014,000 or 64%; net sales in the industrial segment were $8,807,000 or 23%; and net sales in the telecommunications segment were $4,896,000 or 13%. The increase in net sales primarily resulted from an increase in volume.

Gross profit for the three months and nine months ended March 31, 2001, amounted to $19,489,000 and $43,069,000, respectively, an increase of $10,497,000 and
$16,634,000 from the comparable prior year periods. The increases in gross profit dollars were primarily due to the increase in sales volume. Gross profit as a percentage of net sales for the quarter and nine months ended March 31, 2001, amounted to 50% and 45%, an increase of ten and three percentage points from gross profit as a percentage of net sales of 40% and 42%, respectively, for the three and nine months ended March 31, 2000.

Selling, general and administrative expenses of $9,720,000 and $21,365,000, respectively, in the three and nine months ended March 31, 2001, increased by $5,711,000, or 142%, and $8,005,000, or 60%, respectively, from the same periods the year earlier, primarily as a result of an increased sales infrastructure, higher compensation and incentive compensation due to increased sales and earnings, and higher audit and legal costs. In addition, prior year general and administrative expenses were reduced by a $1.0 million legal settlement in the third quarter. As a percentage of net sales, selling, general and administrative expenses in the three and nine months ended March 31, 2001 were 25% and 22%, respectively, as compared to 18% and 21%, respectively, from the same prior year periods.

Research, development and engineering expenses ("R&D") amounted to $4,528,000, or 12% of net sales and $11,999,000, or 13% of net sales, respectively, for the three and nine months ended March 31, 2001. In the comparable three and nine months in the prior year, R&D expenses totaled $2,637,000, or 12%, and $7,058,000, or 11% of net sales, respectively. The investment in R&D was primarily due to increased expenditures related to original equipment manufacturer opportunities in the semiconductor market and also to the development of prototypes for major users in the optical module market.

We did not record any nonrecurring charges in the three and nine months ended March 31, 2001. Nonrecurring acquisition related charges of $741,000 and $3,081,000 in the three and nine months ended March 31, 2000 were recorded as a result of the acquisition of Firefly Technologies, Inc. The nonrecurring charges were for non-cash compensation charges resulting from the difference in the Firefly stock option exercise price and the deemed fair market value on the date of grant for financial statement purposes.

Our operating profit in the three months ended March 31, 2001 was $5,042,000, as compared to $1,193,000 in the three months ended March 31, 2000. Excluding the nonrecurring charges for the three months ended March 31, 2000, the operating profit was $1,934,000. Our operating profit in the nine months ended March 31, 2001 was $9,107,000, as compared to $1,718,000 in the comparable prior year period. Excluding the nonrecurring charges for the nine months ended March 31, 2000, the operating profit was $4,799,000.

We recorded net income of $3,207,000 in the three months ended March 31, 2001, as compared to $792,000 in the three months ended March 31, 2000. The net earnings on a diluted per share basis was $.20 for the three months ended March 31, 2001 compared with $.06 in the comparable prior year period. Excluding the nonrecurring charges for the three months ended March 31, 2000, our net income was $1,533,000 or $.11 per share. We recorded net income of $5,929,000, or $.38 per share, for the nine months ended March 31, 2001, as compared to $415,000, or $.03 per share, in the comparable prior year period. Excluding the nonrecurring charges for the nine months ended March 31, 2000, our net income was $3,496,000 or $.26 per share.

The fully diluted weighted average number of shares outstanding for the three and nine months ended March 31, 2001 were 15,975,000 and 15,436,000, respectively, as compared to 13,792,000 and 13,318,000 in the respective prior year periods. The increases in the number of shares outstanding were due, in part, to the 2,924,500 shares issued in March 2001 in the follow-on offering.

Financial Condition

In March 2001, we sold 2,924,500 shares of our common stock in a secondary public offering, at a price of $19.00 per share. The net proceeds to the company after deducting the underwriting discounts, commissions and offering expenses totaled approximately $51.8 million.

At March 31, 2001, working capital was $111,897,000, an increase of $55,347,000 from the amount at June 30, 2000. At March 31, 2001, we had cash and cash equivalents of $58,210,000 and marketable securities of $7,884,000 for a total of $66,094,000, an increase of $42,228,000 from June 30, 2000. The increase was primarily due to the proceeds from the secondary offering offset in part by the increase in receivables and inventories. Accounts receivable increased by $6,484,000 and inventories increased by $12,181,000. Accounts payable increased by $3,391,000 and accrued liabilities increased by $1,361,000. On December 1, 2000, we borrowed $5,000,000 to finance the acquisition of an 87,000 square foot facility in Westboro, Massachusetts. The financing currently consists of a bridge loan, which is expected to be converted to a long-term note. As of March 31, 2001, there were no borrowings outstanding under our $3,000,000 bank line of credit.

Our backlog at March 31, 2001 totaled $70,353,000, a record for us and an increase of $4,431,000, or 7%, from December 31, 2000 and an increase of $33,976,000, or 93%, from the backlog at March 31, 2000 of $36,377,000. Orders for the quarter totaled $43,148,000 and consisted of $22,213,000, or 52%, in the semiconductor segment, $13,522,000, or 31%, in the industrial segment, and $7,413,000, or 17%, in the telecommunications segment.

As discussed in Note 5 Subsequent Events, on April 11, 2001, we purchased 239,605 shares of common stock from two officers and directors at a price of $20.81 per share (being the then closing price) for a total of $4,986,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products predominantly in North America, the Far East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because most of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income and interest expense on our variable rate investments and debt are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments and variable rate borrowings are relatively short-term instruments. Due to the short-term nature of our investments and variable rate borrowings, we do not believe that a material risk exposure exists.

Forward Looking Statements

This report contains forward looking statements, including, without limitation, statements which may concern the future of the industry, product development, business strategy, continued acceptance and growth of our products and dependence on significant customers. These statements are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. These uncertainties include, but are not limited to, general economic conditions, competitive conditions in markets served by us, most notably high technology markets such as semiconductor and telecommunications, and economic and political developments in countries where we conduct business.

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


                                              Zygo Corporation
                                      ----------------------------------
                                                    (Registrant)



                                      /s/ J. BRUCE ROBINSON
                                      ---------------------------------------
                                      J. Bruce Robinson
                                      President and Chief Executive Officer




                                      /s/ RICHARD M. DRESSLER
                                      ------------------------------------
                                      Richard M. Dressler
                                      Vice President Finance, Treasurer,
                                      and Chief Financial Officer






Date:  May 15, 2001