Form 10-K405
period 2001-06-30
ZYGO CORP
filed 2001-09-28
CIK 730716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K405

(Mark One)
    [X]         Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2001

                                       Or

    [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


                         Commission file number 0-12944


                                ZYGO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             06-0864500
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


                Laurel Brook Road, Middlefield, Connecticut 06455
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (860) 347-8506
                 -----------------------------------------------
              (Registrant's telephone number, including area code:)


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K405.   [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Aggregate market value at September 24, 2001, was $207,249,467

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    17,804,937 Shares of Common Stock, $.10 Par Value, at September 24, 2001

Documents incorporated by reference: Specified portions of the registrant's Proxy Statement related to the registrant's 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Report.

================================================================================

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, are forward-looking statements. These forward looking statements include without limitation statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project" and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors." Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

We are an emerging supplier of optical components and modules for the telecommunications market and a leading designer, developer and manufacturer of optics and on-line yield enhancement solutions for the semiconductor and industrial manufacturing markets. We have achieved our leadership position through 30 years of understanding, utilizing and developing applications related to the physics of light. We intend to leverage this knowledge and expertise in on-line yield enhancement, namely metrology and automation, to provide innovative solutions and advanced optical components and modules to customers in the telecommunications market. We believe this knowledge of optics and associated metrology and automation, combined with our vertical manufacturing capabilities, position us to become a volume, cost-effective provider of telecommunication components. Selected semiconductor and industrial manufacturing customers include Bosch, Canon, Caterpillar, Cummins Engine, IBM, KLA-Tencor, Nikon and SVG. Selected telecommunications customers include Agilent, Axsun, Cidra, Coherent, Corning Rochester Photonics, Lightchip, Lucent, Nortel Networks, Tyco and Vytran.

In May 2000, we acquired Firefly Technologies, Inc., renamed Zygo TeraOptix, which develops optical components and modules for the telecommunications market. As a result, our optics unit became a vertically integrated, manufacturer of micro optic components and modules for the telecommunications industry. Our telecommunication products include fiber and lens arrays, and subcomponents that are used in specific products and systems for optical networks, such as dense wave division multiplexers, or DWDMs. These products are designed for use in high capacity, high performance terrestrial long distance, metropolitan and cable fiber optic systems and networks. Although sales to the telecommunications market do not currently comprise a large portion of our net sales, we have expended significant capital in this area to provide quality optical components and modules to the telecommunications market. Our optics unit also designs high performance macro-optics components and assemblies that are used in applications such as telecommunications equipment, laser fusion research, semiconductor manufacturing equipment and aerospace optical systems. These components and assemblies are also an integral part of our own yield enhancement solutions.

Our metrology unit manufactures noncontact optical measurement instruments and products. We are one of the largest and most experienced manufacturers of interferometric products that inspect and analyze surfaces of objects. We are also a leader in displacement interferometry, which is used to achieve highly accurate distance measurement and motion control. These products enable lithography tool and semiconductor chip manufacturers to increase yield and semiconductor chip capacity. These interferometric measurement instruments are sold to customers in the telecommunications, semiconductor and industrial manufacturing markets and are used by us in our manufacture of optical components and modules.

Our automation solutions unit designs, develops, manufactures and markets comprehensive automated system solutions to reduce downtime and to enhance operational efficiencies and product yields by building metrology into the production process. These automation systems are used in the manufacture of high precision equipment. We are currently shipping to the semiconductor and industrial manufacturing markets and are developing automation for use in the telecommunications market.

                        INDUSTRY BACKGROUND AND SOLUTIONS

THE TELECOMMUNICATIONS INDUSTRY

The proliferation of the Internet and the increase in activities such as electronic commerce, the transmission of large data files and telecommuting have caused a significant increase in the volume of data traffic across the communications infrastructure.

To alleviate this potential bottleneck, network service providers are increasingly deploying next-generation optical networks that address the demand for high-speed communications. Optical networks help meet the increased need for bandwidth and are expected to ultimately replace existing bandwidth-constrained electrical-based systems as the backbone of the Internet by transporting and processing information more quickly and more efficiently than traditional communications networks. Both established and emerging companies are creating next-generation all-optical components, systems and networks. Given this growth in the use of the Internet and the need and proliferation of high bandwidth communication services there has been a worldwide expansion of the telecommunications and data communications infrastructure. This build-out has driven demand for optical components and modules.

     Despite the turndown in the optical component industry, we anticipate that the continuously increasing data flow will ultimately influence demand.

OUR TELECOMMUNICATIONS SOLUTIONS

We develop and manufacture micro-optic components and modules for the telecommunications industry and macro-optic components for the telecommunications, semiconductor and industrial manufacturing markets. A significant problem facing the telecommunications industry today is a lack of cost-effective, high quality components and modules. We believe that we have a competitive advantage in addressing this problem because of the following:

VERTICAL INTEGRATION OF OUR OPTICAL BUSINESS. Our optical business is substantially vertically integrated. We purchase raw materials from a variety of suppliers and manufacture in-house the optical components necessary to fabricate modules and switches including critical coatings, filters, ball lenses, collimator lenses, and arrays. In addition, most facets of the design and manufacturing processes are done in our own facilities which allows us to rapidly respond to market demand. This also allows us to provide advanced prototypes and application-specific solutions to our customers on an expedited basis.

LEVERAGED EXPERTISE IN BOTH OPTICS AND YIELD ENHANCEMENT. Our micro-optic development expertise coupled with our core automation and metrology capabilities enables us to create and accurately test the performance of the optical components that we manufacture. Having this measurement skill internally enables us to more effectively tailor our manufacturing process at the development stage to meet desired specifications. As a result, we are able to deliver to our customers in a timely manner a wide array of high quality, cost-effective and reliable components and modules. For example, a key issue confronting manufacturers of fiber optic modules is the efficient and precise alignment of optical components to achieve low insertion loss, which is the degradation of light during the transmission process. Today, the method used by most manufacturers is alignment through trial and error. Using our automation and metrology capabilities, we have developed a proprietary automated alignment system that uses wavefront feedback to deterministically align components quickly. The result to our customers is increased quality and volume and greater cost-efficiency through yield enhancement.

STRONG AND SCALABLE MANUFACTURING CAPABILITIES. We believe that our advanced wafer fabrication facilities, our advanced prototyping capability and our proprietary packaging technology allows us to manufacture a broad range of optical components at increasing volumes. A number of our principal engineering and manufacturing team members come from the optical and magnetic data storage industry where low-cost and high-volume manufacturing were essential aspects of their business. We believe that this experience, coupled with our metrology and automation experience, will enable us to expand our optical manufacturing capabilities, resulting in improved time to market and yield for our customers.

We believe that our telecommunication solutions, combined with over 30 years of experience in on-line yield enhancement, enable us to deliver high-performance, cost-effective components and modules to our telecommunications customers and to quickly develop and commercialize the next generation of optical components.

PRECISION MANUFACTURING INDUSTRY

Manufacturers in semiconductor and industrial manufacturing industries continue to redesign their processes in order to compete more effectively in an increasingly competitive marketplace. These changes are necessitated by:

    o   decreasing product geometries;

    o   increasing complexity of manufacturing processes;

    o   shortening product life cycles;

    o   declining product prices; and

    o   intensifying global competition.

Precision metrology is an enabling technology for the semiconductor, industrial and telecommunications industries. These pressures on manufacturers to improve productivity and quality have fueled demand for precision noncontact optical metrology, and required integration of high precision metrology directly into the manufacturing process in order to increase yields and quality control.

Advancing technologies have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and increased complexity of design geometries. These components cannot be adequately measured by the metrology devices and systems historically utilized. For example, contact profilers and visual qualitative inspection systems are inadequate for quantitative analysis of critical dimensions such as semiconductor line widths, photomask surface quality and magnetic recording disks. Additionally, precision machined part tolerances now required in high performance automotive engines are approaching dimensions that require manufacturers to implement sophisticated metrology and inspection tools.

The trend towards miniaturization and tighter tolerances creates new challenges for manufacturers as they are forced to handle, measure and test ever-smaller components. As piece part dimensions and tolerances become smaller, "nanotechnology scale" precision is necessary and, to a greater extent than ever, manufacturers require automated measurement and control.

With on-line process control and yield improvement metrology solutions being enabling factors for manufacturers of precision components, the growth for yield enhancement solutions is expected to continue. Our growth is driven by both projected number of steppers to be sold, and an increase in the number of axes per stepper as the need for precision requirements and throughput increases. Shortening product lifecycles, increased competition and declining product prices in these industries, have forced manufacturers to no longer depend solely on sales growth to fuel financial performance improvement, but rather to focus greater attention on the need to reduce production defects and significantly increase production yields. While the semiconductor market is rather mature in its use of these types of tools, the industrial manufacturing markets' requirement for on-line automated metrology solutions is at an early stage of penetration, since manufacturers are just beginning to measure critical dimensions and surface topography of smaller parts to tighter tolerances.

OUR HIGH PRECISION MANUFACTURING SOLUTIONS

A significant problem facing the precision manufacturing industry today is an increased requirement for in-production automated measurement systems. The precision tolerances that are required today make historical methods of measuring sample parts obsolete. We believe that we are able to address this problem for our customers by virtue of the following:

HISTORY OF INNOVATION AND COMMERCIALIZATION. Throughout our history, we have met our customers' requirements through innovation and commercialization. Since we introduced the first optical interferometer in 1972, we have developed 101 United States patents, of which 86 are currently active, and 45 foreign patents, and we have 69 United States patent applications and 81 foreign patent applications pending. This wealth of intellectual property has led to an introduction by us of our yield enhancement solutions over the last 30 years.

We have received numerous achievement awards, including:

    o   Laser Focus World Commercial Technology Award 2001;

    o Photonics Spectra Circle of Excellence Awards in 1988, 1994, 1996, 1997, 1998 and 2001;

    o   R&D Magazine 100 Awards in 1978, 1982, 1988 (three awards), 1994, 1996,
        1997 and 1998;

    o American Machinist Excellence in Manufacturing Technology Achievement Award for Technology & Reliability in 2000;

    o 1997 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for ZMI 2001 Displacement Measuring Interferometer; and

    o 1998 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for MESA Interferometric System.

INTEGRATION OF OUR METROLOGY AND AUTOMATION CAPABILITIES. We can provide yield enhancement solutions integrating our metrology and automation capabilities. For example, our automation unit has built a system that enables a manufacturer of fuel injector parts to rapidly, automatically and continuously measure a stream of parts for flatness, thickness and parallelism in its production line. As a result, these manufacturers can now measure these components prior to assembly, resulting in increased yields and cost-efficiencies.

                          INTEGRATED CORE COMPETENCIES

OPTICAL COMPONENTS AND MODULES

As illustrated in the following chart, we combine our expertise in optics, our design and manufacturing capabilities and our expertise in automation and metrology to manufacture next generation optical network components, modules and semiconductor optics and assemblies.


         OPTICS     }--------------|
                                   |                     NEXT GENERATION
       DESIGN AND   }              |                     OPTICAL NETWORK
     MANUFACTURING  }--------------|------------------ COMPONENTS, MODULES
      CAPABILITIES  }              |                     & SEMICONDUCTOR
                                   |                   OPTICS & ASSEMBLIES
       AUTOMATION   }              |
          AND       }--------------|
       METROLOGY    }              |



YIELD ENHANCEMENT SOLUTIONS

As illustrated in the following chart, the combination of our high precision metrology systems and our parts handling automation solutions results in on-line yield enhancement solutions for our customers. These solutions can be customized to a customer's specific application.


       HIGH PRECISION   }              |
         METROLOGY      }--------------|
          SYSTEMS       }              |                  ON LINE YIELD
                                       |------------------ ENHANCEMENT
       PARTS HANDLING   }              |                    SOLUTIONS
         AUTOMATION     }--------------|
          SOLUTION      }              |

                                  OUR STRATEGY

Our objective is to:

    o become a significant provider of cost-effective optical components, optical assemblies, fiber optic modules and precision optics on a volume basis for next-generation optical networks and precision semiconductor and industrial applications; and

    o continuously improve our customers' competitiveness by providing on-line yield enhancement metrology and automation solutions for the telecommunications, semiconductor and other high precision markets.

Our strategy to accomplish these objectives has the following elements:

CONTINUED EMPHASIS WITH TELECOMMUNICATIONS MARKET. Our precision measurement technology expertise enables us to focus on the high growth telecommunications market. Due to the technological complexities of measuring sub-micron features, fewer industry players are able to provide the needed metrology effectively. We are able to compete in these markets because of our skilled employee base, which encompasses a wide range of scientific disciplines and technical capabilities.

MAINTAIN VERTICAL MANUFACTURING CAPABILITY IN THE OPTICS BUSINESS. In order to compete effectively in the telecommunications industry, we believe that our optics business must continue to be vertically integrated in the near term. We purchase raw materials from suppliers, but we do not have to rely on third party manufacturers to make our critical components and modules. This vertical integration enables us to minimize delays from component suppliers, thus decreasing our time to market. Because we are vertically integrated and have the advanced yield enhancement equipment, we believe our fiber optics components will be manufactured reliably with high throughput using our proprietary wavefront guided assembly technology, high-speed fiber placement techniques, self-packaging parts and knowledge of high-volume processing methods. In addition, this capability allows us to produce prototype components for customers on an expedited basis. We intend to maintain our vertical manufacturing capability until such time as we believe that efficient, reliable sources of supply of components are and will continue to be available. At that point, we would modify our comprehensive vertical integration strategy in those areas that we believe make sense and consider reallocation of our resources.

CONTINUE TO DIVERSIFY CUSTOMERS AND PRODUCTS. We believe that diversifying the customers we serve as well as the products we manufacture will enable us to minimize the traditional cyclical effects of the semiconductor industry on our business. We have a significant market presence in North America, Asia and Europe. Moreover, our products are used in a broad range of applications that reduces reliance on sales to any particular industry. This ability to leverage our intellectual property across markets allows us to diversify our investment in research and design.

DEVELOP LONG-TERM AND SIGNIFICANT CUSTOMER RELATIONSHIPS. We seek to enter into collaborative arrangements with existing and potential customers in attractive end-user markets in order to jointly develop and optimize our products for their use. We believe that our ability to provide technical assistance to these companies in terms of the design and development of solutions encourages the incorporation of our products in their devices.

PURSUE A SELECTIVE ACQUISITION AND INVESTMENT STRATEGY. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments.

                            PRODUCTS AND APPLICATIONS

We manufacture micro-optics components such as lenses, filters, and fiber arrays for the optical telecommunications industry and macro-optical components, such as flats, spheres, waveplates and mirrors for the semiconductor and industrial markets. We also manufacture, design and market yield enhancement solutions for high performance manufacturers through optical metrology and automation.

    Our products are based on our two core competencies:

    o   optics--sold as components and assembled modules; and

    o   yield enhancement--integration of automation and metrology.


HIGH PRECISION OPTICAL COMPONENTS AND MODULES

MICRO-OPTICS AND ASSEMBLIES:


PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Fiber Arrays        Used to couple          o  Low insertion loss     Telecommunications   Shipping
                    light into arrayed      o  Precision spacing
                    devices like            o  Low cost
                    arrayed waveguides

Laser Diode         Used for mounting       o  Low cost               Telecommunications   Shipping
Submounts           laser chips in          o  High reliability
                    optical amplifier
                    systems

Optical Substrates  Used for thin-film      o  Superior flatness      Telecommunications   Shipping
and Components      filters, dichronic         and thickness          Semiconductor
                    mirrors, diffraction    o  Finish control
                    gratings and            o  Customized
                    polarization cubes         to customer
                                               specifications

Microlens Arrays    Used to collimate       o  Certified at           Telecommunications   Shipping
                    light from arrayed         communication
                    components like            wavelength
                    fiber arrays or         o  Low insertion loss
                    emitters into
                    optical subsystems
                    like DWDMs,
                    switches, and
                    other large
                    channel count
                    devices

Fiber Optic         Used to collimate       o  Low cost               Telecommunications   Shipping
Collimators         light from              o  High performance
                    discrete components


MICRO-OPTICS AND ASSEMBLIES

Our micro-optics capability is enhanced by our measurement capability for small, high performance optical elements and our proprietary batch processing and wafer fabrication technologies that are resident within our telecommunications optics division. Our micro-optics products include:

FIBER ARRAYS. Our fiber arrays are the interface for signal transmission into wavelength division multiplexing systems and almost every kind of free space optical switch. We pattern and etch silicon, polish the fibers, coat, and position the fibers. We have the capability to etch fiber so that it can be placed at pitches less than 60 microns, which is much less than the fiber diameter itself. This is useful for integrated optical devices. We also apply our automation expertise for the placement of the fibers which has been a difficult, low-yielding and time consuming manual process for other optical component suppliers.

LASER DIODE SUBMOUNTS. These are metal-patterned ceramic components that are used for mounting both passive and active optical elements such as laser chips into optical modules. One of these parts has been shipping in volume to a leader in submarine communication systems which produces an optical amplifier module.

OPTICAL SUBSTRATES AND COMPONENTS. Our flat, high quality optical substrates and components are used in the manufacture of high performance DWDM filters, etalons, gratings and polarizers. Because of our experience in precision machining of glasses and ceramic materials, we have a strong capability for the production of these substrates and components. We recently entered this market as a direct result of customer requests.

MICROLENS ARRAYS. Fabricated using photo-patterning and other wafer processing techniques, microlens arrays are comprised of closely and accurately spaced microlens elements on a substrate. They are used for coupling light between arrayed components, such as fiber arrays and arrayed MEMS switches. In many cases, lens array quality is the limiting factor for large scale all-optical switches.

FIBER OPTIC COLLIMATORS. Our fiber optic collimators integrate discrete lens elements like spherical and bullet lenses with individual fibers and are used in the telecommunications industry for collimating beams from lasers or into other optical elements, while minimizing insertion loss. The end products which employ these components include various optical modules filter-based wavelength division multiplexers, beam combiners and switches.

MACRO-OPTICS AND ASSEMBLIES:


PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Prisms,             High precision plano    o  Low insertion loss     Telecommunications   Shipping
Rhomboids, and      optical components      o  High quality           Semiconductor
Beamsplitters       used singly or in
                    combination to
                    direct, steer,
                    combine, divide and
                    separate laser beams

Optical Coatings    Thin-film coatings      o  High efficiency        Telecommunications  Shipping
                    used to reflect,           energy transfer        Semiconductor
                    minimize loss,          o  Reduced feedback
                    separate or combine        and noise
                    light                   o  Low insertion loss


Lenses and Lens     High precision          o  High resolution        Telecommunications  Shipping
Systems             spherical and              optical                Semiconductor
                    aspherical lens            telecommunications
                    elements and               signal analysis
                    assemblies used in      o  High resolution
                    telecommunications         lithography
                    and semiconductor
                    imaging systems


PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Reference Flat      Super-smooth flat       o  Precise location       Semiconductor        Shipping
Mirrors             mirrors used as            of reference
                    reference surfaces         surfaces
                    with displacement       o  High resolution
                    measurement sensors        lithography

Stage Mirrors       Lightweight wafer       o  High throughput        Semiconductor       Shipping
                    and reticle stages
                    used for lithography
                    and metrology
                    systems used in
                    semiconductor
                    manufacturing and
                    testing

Laser Optics        Mirrors, polarizers     o  Improved laser         Industrial          Shipping
                    and laser and              performance and
                    assemblies disks           damage resistance
                    used in high energy
                    laser systems for
                    alternative energy
                    research and nuclear
                    weapons simulation

MACRO-OPTICS AND ASSEMBLIES

We manufacture and supply high precision optical components and modules to customers as well as for use in our own instruments. Our macro-optic products include:

PRISMS, RHOMBOIDS, AND BEAMSPLITTERS. Our high-precision plano optical components are manufactured and supplied to our external customers for use in a variety of modules and assemblies, including those used in fiber optic telecommunications systems. In addition, they are also used internally as part of our metrology and automation solutions. They are used individually or in combination with one another to direct, steer, combine, divide, and separate laser beams. These products are often coated with special optical films to meet the highly demanding requirements for low insertion loss and cross-channel isolation.

OPTICAL COATINGS. Reflective films are designed to minimize loss of optical energy upon reflection from the coated surface. Anti-reflective films minimize the loss of energy upon transmission through the coated surface. These coatings are produced by vacuum deposition of thin dielectric films in sophisticated coating chambers. Reflective and anti-reflective coatings are essential for achieving low insertion losses through components and modules in optical telecommunications applications. Polarization coatings are applied to prisms and other plano optical components to separate or combine laser beams of orthogonal polarization. Such coatings are essential for efficient pumping of optical fiber amplifiers used in telecommunications systems.

LENSES AND LENS SYSTEMS. Lenses are transmissive optical components with spherical or aspherical surfaces. They are used individually or in combination as lens systems to form and transfer images. We produce lenses and assemblies for use in a wide variety of applications, ranging from spectrum analyzers for optical telecom systems to semiconductor lithography. Such lenses are produced using advanced computer numeric control manufacturing and metrology equipment. We assemble lens systems in clean-room conditions using laser-based alignment and centering equipment.

REFERENCE FLAT MIRRORS. Our super-smooth flat mirrors serve as reference surfaces when used in conjunction with displacement measurement interferometers. These reference mirrors must be made of special materials to be insensitive to temperature variation and non-uniformity. We produce a large quantity and variety of reference flat mirrors used in semiconductor manufacturing and metrology equipment. The flatness and smoothness of these mirrors are essential for precise location of semiconductor wafers and exposure masks during production and testing of integrated circuits.

STAGE MIRRORS. Our stage mirrors are lightweight structures, which serve as both a mechanical support for a wafer or reticle and two orthogonal reference flat mirror surfaces. Stage mirrors are used in high performance lithography and metrology systems employing laser, electron-beam, or x-ray exposure sources. They are made of low-expansion materials to reduce sensitivity to thermal variations, and are machined to produce a lightweight but stiff mechanical structure with excellent dimensional stability. Two adjacent sides of the stage are finished using proprietary technology to serve as reference flat mirrors. The combined optical and structural properties of such stage mirrors are critical for achieving higher wafer throughput in advanced lithography and metrology tools. We supply stage mirrors to a number of manufacturers of semiconductor lithography and metrology equipment.

LASER OPTICS. Laser optics are mirrors, polarizers and solid-state laser amplifiers used in high energy laser systems. Such components are used in laser fusion research and nuclear weapons simulation. Such optical components must be finished to the highest quality in terms of surface flatness, smoothness, and surface cosmetics. Even the smallest defects can lead to catastrophic failure in use. We are a leader in producing large plano laser optics, having supplied such components to major laser fusion laboratories for nearly two decades. We are under contract to the Lawrence Livermore National Laboratory, to produce mirrors, polarizers and amplifier slabs for the National Ignition Facility, also known as NIF. The NIF, when completed in 2007, is expected to be the largest laser system ever built.

                           YIELD ENHANCEMENT SOLUTIONS

METROLOGY:


PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Small Aperture      Used to analyze         o  Measures               Telecommunications   Shipping
Wavefront           the surface                performance of
Interferometer      shape of                   lenses
                    transmitted
                    wavelengths and
                    optical
                    components

Interferometric     Used for                o  Improves               Telecommunications   Shipping
Microscopes         three-dimensional          analysis of            Semiconductor
                    analysis of the            various types          Industrial
                    surface of an              of surfaces
                    object

Displacement        Used to measure         o  Improves               Telecommunications   Shipping
Measuring           and control,               positioning            Semiconductor
Interferometers     while they are             accurancy              Industrial
                    in motion, the          o  High Resolution
                    x, y and theta          o  High Velocity
                    stages in photo         o  Low data age
                    lithography                uncertainty
                    equipment



PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Wavefront Analyzer  Used to align           o  Decreases              Telecommunications   Internal
                    optical                    production                                  Use
                    components                 time for
                                               optical
                                               components and
                                               modules

Large Aperture      Used to analyze         o  Precise process        Semiconductor        Shipping
Wavefront           surface shape              control                Industrial
Interferometer      and transmitted
                    wavelength of
                    optical
                    components and
                    modules

Photomask           Used to measure         o  Allows                 Semiconductor        Shipping
Critical            and analyze                superior
Dimension           resist-coated              resolution,
Metrology System    and production             repeatability
                    masks                      and linearity
                                            o  Available
                                               with defect
                                               printability
                                               analysis

Geometrically       Used to measure         o  Allows industrial      Industrial           Shipping
Desenitized         the flatness of            surfaces to
Interferometer      precision                  be measured
                    machined parts             quickly and
                                               without contact

Digital Video Disk  Used to measure         o  Allows inspection      Industrial           Shipping
Interferometer      the transmitted            of small,
                    wavefront                  aspherical
                    quality of small           lenses
                    lenses                  o  Used in digital
                                               video disk optical
                                               devices

3-D Interferometer  Used to measure         o  High throughput        Industrial           Shipping
                    flatness,               o  High yield
                    thickness, and
                    parallelism of
                    precision
                    machined parts

METROLOGY

We offer a broad range of interferometry-based products. An interferometer analyzes the number, shape and position of the lines in the fringe pattern of bright and dark lines that result from the optical path difference between a reference and a measurement beam. These interferometric instruments and systems utilize highly sophisticated subsystems including precision optical components, stable and long-life laser or other light sources, piece part positioning stages and high-powered workstations or PCs for processing and analyzing fringe pattern data. Our metrology products include:

SMALL APERTURE WAVEFRONT INTERFEROMETER. Our small aperture wavefront interferometer is a compact interferometer that is designed for ease of use, especially for applications that involve repetitive testing of similar components. It has the ability to quickly and automatically characterize microlenses as small as 20 microns to three millimeters in diameter. Its integrated motion control and down facing orientation make it ideal for testing lens arrays and picking and testing discrete lenses, molded aspherics, miniature mirrors and filters.

INTERFEROMETRIC MICROSCOPES. Our interferometric microscopes combine advanced techniques of interferometry, microscopy and precision analysis algorithms in an automated package. These instruments make high precision surface analysis possible and are important because they provide surface structure analysis. These microscopes use scanning white light interferometry to measure nonspecular surfaces and build ultra-high z-axis resolution images. Our patented Frequency Domain Analysis system and powerful workstations and personal computers then combine for next-generation three-dimensional surface structure analysis.

DISPLACEMENT MEASURING INTERFEROMETERS. Our displacement measuring interferometer family of laser interferometer systems provides measurements that control some of the world's most sophisticated machinery in the semiconductor, flat panel display production and optical component manufacturing industries. These products are used to measure the position of a tool relative to a part under fabrication through the use of a directed laser beam reflecting from the moving portion of a machine. Most of these systems are sold on an OEM basis into the semiconductor photolithography market.

WAVEFRONT ANALYZER. The wavefront analyzer program is a fully automated micro-optic metrology system. The analyzer is used in the critical alignment of optical elements where the objective is to minimize wavefront error or align to a particular wavefront shape or target.

LARGE APERTURE WAVEFRONT INTERFEROMETER. Our large aperture wavefront interferometer is used for large surface metrology. Our interferometers are used extensively in the optics industry to measure glass or plastic optical components such as flats, lenses and prisms. In addition, they are used to measure other precision components such as hard disks, bearings and sealing surfaces, polished ceramics and contact lens molds.

PHOTOMASK CRITICAL DIMENSION METROLOGY SYSTEM. Our photomask critical dimension metrology system product lines hold a significant market share of the photomask metrology market and constitute the majority of our confocal scanning microscopy sales. They provide measurement in three axes and real observation in color. The positioning, measurement and data collection functions of the products can be custom configured to most networks.

GEOMETRICALLY DESENSITIZED INTERFEROMETER. Our geometrically desensitized interferometer product is a patented interferometer which utilizes diffraction gratings to measure surfaces that have roughness and departures 20 times greater than those surfaces presently measurable with existing interferometer technology. It is able to measure rougher, nonspecular surfaces, such as those used in precision-machined parts applications, without sacrificing such advantages of other interferometers, such as the ability to utilize high-speed noncontact interferometry and to produce a full-field wide aperture view.

DIGITAL VIDEO DISK INTERFEROMETER. The digital disk interferometer measures spherical and aspherical lenses for next-generation DVD players.

3-D INTERFEROMETER. The 3-D interferometer product family is a new concept in interferometric metrology. They extend optical interferometric metrology to the rapid measurement of dimensional relationships. While previous interferometric metrology only measured one primary surface parameter such as roughness or flatness, it simultaneously measures the flatness, thickness and parallelism of industrial components. This patent pending technology combines our scanning broadband interferometry and displacement interferometry into one system. We expect industrial assemblies such as fuel injector systems to benefit from this technology with both increased efficiency and improved production yields.

AUTOMATION:



PRODUCT             DESCRIPTION             BENEFITS TO CUSTOMER      MARKET               STATUS
--------            -----------             ---------------------     ------               ------
Fiber Placement      Used to attach         o  High                   Telecommunication    Internal Use
Station              fibers in the             throughput
                     manufacturing          o  High yield
                     process                o  Reliable

ZARIS (Automated     Used to present        o  Safely                 Semiconductor        Shipping
reticle inspection   reticles to an            handles fragile
system)              operator for              reticles
                     inspection,            o  High
                     classification,           throughput
                     cleaning and           o  High yield
                     subsequent             o  Increased
                     sorting                   cleanliness

Reticle Shuffler     Used to transfer       o  Provides an            Semiconductor        Shipping
                     multiple types            automated front
                     of reticles               end to many OEM
                                               customers

Auto KMS             Fully automated        o  High                   Semiconductor        Shipping
                     system used to            throughput
                     measure critical       o  High yield
                     dimensions on          o  Process
                     reticles                  control

Inspection System    Used for               o  High                   Semiconductor        Shipping
Loader               automated                 throughput             Industrial
                     material               o  Quality
                     handling for OEM          control
                     inspection systems

E-Beam Loading       Used for               o  High                   Semiconductor        Shipping
System               automatic                 environmental
                     loading and               control
                     reticle control,       o  High
                     in vacuum, to an          throughput
                     OEM direct write
                     mask maker

AUTOMATION

Our Automation Systems division develops both products and custom automation solutions across broad range of industries. Our automation products include:

FIBER PLACEMENT STATION. Our fiber placement stations automatically place optical fibers in a silicon V-groove substrate. These stations eliminate the dependency on human operators for micro-assembly of fiber arrays and greatly increase the quality and throughput of the fiber array assembly process by an order of magnitude. The station can handle glass fibers with less than 60 microns in diameter on a 55 micron pitch on the silicon substrate.

ZARIS. Our ZARIS tool is an automated reticle macro and micro inspection and cleaning system. Reticles are presented for visual inspection either at a bright light station or a microscope station. The tool's automated reticle handling eliminates scratched reticles and punctured pellicle due to manual handling. The ZARIS tool assists in cassette transfer procedures associated with reticle use and can be configured to interface with most standard input/output and stepper cassettes.

RETICLE SHUFFLER. The Reticle Shuffler is a family of fully automated systems capable of transferring reticles in and out of various reticle carriers. All of the handling tasks are performed by a high-precision robot in an ultra clean mini-environment thereby reducing the risks normally associated with manual handling. The system is equipped with three input/output stations to accept manually delivered reticle carriers. The input/output stations can be configured to accommodate most major reticle carriers, as well as bar code identification to ensure proper routing.

AUTO KMS. This fully automated inspection system incorporates our KMS microscope with a robotic material handling system. The system accepts an individual reticle from a carrier, automatically presents it to a bar code reader for identification, loads it to the microscope's inspection stage, performs an automated inspection routine, and returns the reticle to the original input location. A single graphical user interface provides the operator with input to both the handling and inspection systems.

INSPECTION SYSTEM LOADER. This loader provides the automated material handling interface between the operator and the automated optical mask inspection equipment. As with our Reticle Shuffler, the loader is equipped with three input/output stations to accept manually delivered reticle carriers. The input/output stations can be configured to accommodate most major reticle carriers, as well as bar code identification to ensure proper routing. The loader has additional capabilities for orienting reticles and for placement onto the inspection stage.

E-BEAM LOADING SYSTEM. Our E-beam loading system provides the automated material handling interface between the fabrication shop or mask shop operator and the mask writing equipment. The loader ensures product safety as well as cleanliness and thermal stability throughout the loading and unloading process, and provides production buffer by storing masks within the controlled environment. Inputs to the loader include standard or custom interfaces. The loader aligns the mask to a carrier using machine vision, loads the aligned pair into an airlock under atmospheric pressure, and transfers the pair to and from the E-beam stage under high vacuum. The system is integrated extensively with the mask writer and includes the graphical user interface for executing the loading process.

                              CUSTOMERS AND MARKETS

The growing requirements for dimensional control to the subnanometer level have created an escalating need for our yield enhancement instruments and systems among both OEMs and end-users of microfabrication technology. We have been able to meet these demands with on-line yield improvement instruments and systems as well as with our off-line quality control instruments. Today, our installed base of high precision metrology systems exceeds 6,500.

Several of our customers purchase multiple product family types and multiple technology platforms and employ our solutions at their facilities worldwide. The following is a sampling of our customers in fiscal 2001:

                        SELECTED CUSTOMERS BY END MARKET

TELECOMMUNICATIONS             SEMICONDUCTOR         INDUSTRIAL
------------------             -------------         ----------
Agilent                        Applied Materials     Boeing
Cidra                          Canon                 Bosch
Corning Rochester Photonics    Electro Scientific    Caterpillar
Dicon Fiber Optics             IBM                   Eastman Kodak
JDS Uniphase                   KLA-Tencor            Elcan
Lightchip                      Samsung               Hitachi
Lucent                                               Lawrence Livermore National
Nortel Networks                                      SVG Laboratories
Tyco                                                 Lockheed Martin
Vytran                                               Nikon
                                                     University of Rochester

During fiscal 2001, 2000, and 1999, sales to Canon Inc. and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to 33%, 19%, and 21% of our net sales, respectively. No other single customer accounted for more than 10% of our sales in any of the fiscal years 2001, 2000, and 1999.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Our success and ability to compete depend substantially upon our internally developed technology. We have been developing a portfolio of intellectual property for 30 years. We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights in our products. We believe, however, that our success depends upon innovation, technological expertise and distribution strength. Since our inception, we have been granted 101 United States patents, of which 86 are currently active, and 45 foreign patents. While we cannot guarantee that any pending patent application will issue, we also have 69 United States patent applications and 81 foreign patent applications that are pending. All of our patents and applications were internally developed. In addition, we have numerous registered and unregistered trademarks.

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

RESEARCH AND DEVELOPMENT AND ENGINEERING OPERATIONS

We operate in industries that are subject to rapid technological change and engineering innovation. We dedicate substantial resources to research and development. At June 30, 2001, we employed 133 individuals within our research and development and engineering operations, including 34 individuals with advanced degrees, of which 12 have earned doctoral degrees. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products have relevancy when commercialized. In connection with our research and development operations, we also maintain a close working relationship with various research groups and academic institutions in the United States as well as abroad such as University Erlangen-Nurnberg in Germany, Zetetic Institute in Arizona, University of North Carolina at Charlotte and Stanford University. We believe that continued enhancement, development and commercialization of new and existing products and systems is essential to maintaining and improving our leadership position.

COMPETITION

The industries in which we participate are intensely competitive and are characterized by price pressure and technological change. These markets are further dominated by a few market leaders. The telecommunications components and modules industry is characterized by lack of quality, on-time components and modules.

We believe that we are one of a limited group of companies that develops and markets yield enhancement solutions. Our primary yield enhancement competitors in the semiconductor and telecommunications markets include Agilent's Laser Interferometer Positioning Systems Division, ADE's Phase Shift Technology, Leica's Mask Metrology Division, Veeco's Metrology Division, Berliner Glass and Bond Optics. In the telecommunications market, we compete with, among others:
MEMS Optical, Corning Rochester Photonics, Digital Optics Corporation, LINOS, NSG America, ACT

MicroDevices, O-E Land, AMP, Wave Optics, Nanostructures, Inc., JDS Uniphase, Nitto Optics, Prisms Unlimited, Adept Technologies and Newport Corporation.

The principal factors upon which we compete are:

    o   performance and flexibility of solutions;

    o   value;

    o   on-time delivery;

    o   responsive customer service and support; and

    o   breadth of product line.

We believe we compete favorably on each of these factors.

                                     BACKLOG

Backlog at June 30, 2001 was $55,502,000, an increase of $9,559,000, or 21% as compared to $45,943,000 at June 30, 2000. The year-end fiscal 2001 backlog consisted of $11,206,000, or 20%, in the semiconductor segment, $31,689,000, or 57%, in the industrial segment, and $12,607,000, or 23%, in the telecommunications segment. The backlog decreased $14,851,000 between the third and fourth quarters due to the slowdown in the semiconductor and telecommunications markets.

                               MARKETING AND SALES

In the telecommunications market, we sell our optical components and modules directly from our optics division to optical network system manufacturers and suppliers. Generally, these customers have centralized purchasing and qualifications divisions and do not require that we have a worldwide organization for sales and distribution.

In the semiconductor and industrial markets, our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted market sectors. The selling process for our products is performed through our worldwide sales organization operating out of six regional sales offices in California, Illinois, Connecticut, Germany, Singapore and Japan. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics, metrology, and automation factories in Connecticut, Massachusetts, Colorado, Florida, and Germany. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

The underlying focus of all our sales and marketing activities is to improve the performance of our customers' products and process through value-added, yield-enhancing solutions.

The following table sets forth the percentage of our total sales by region (including sales delivered through distributors) during the past three years:

                                               Fiscal Year Ended June 30,
                                               --------------------------
                                               2001       2000       1999
                                               ----       ----       ----
Americas (primarily United States) .......      51%        56%        54%
Far East:
   Japan .................................      34%        20%        23%
   Pacific Rim ...........................       6%        14%        10%
                                               ---        ---        ---
Total Far East ...........................      40%        34%        33%
Europe and other (primarily Europe) ......       9%        10%        13%
                                               ---        ---        ---
Total ....................................     100%       100%       100%
                                               ===        ===        ===

Customer service is an essential and a growing part of our business, since product up-time is critical given the effect on our customers' production efficiency. As of June 30, 2001, our global sales customer support and service organization consisted of over 93 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

               MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut; Longmont, Colorado; Holliston and Westborough, Massachusetts and Asslar, Germany. We maintain an advanced optical components manufacturing facility in Middlefield, specializing in the fabrication, polishing, and coating of plano, or flat, optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in our metrology products. Our manufacturing activities for our metrology and system products consist primarily of assembling and testing components and sub assemblies, some of which are supplied by us and others are supplied by third-party vendors and then integrated into our finished products.

In our optical unit, our wafer fabrication facility at Holliston, Massachusetts has a full complement of vacuum deposition, photolithography, ion-milling, reactive ion etching, electroplating, wet chemistry and film characterization machines. This enables us to fabricate a wide variety of optical components. These include patterned substrates for microwave devices, MEMS devices for high-speed switching, and various metal and dielectric coatings, including those required for optical filters and anti-reflection. Silicon baseplates, with built-in alignment and attachment features, are also fabricated within the wafer fabrication facility. This vertically integrated manufacturing capability reduces the necessity to rely on outside suppliers in a supply contained market allowing faster development of products and faster deliveries.

Our capabilities in precision mechanical processing, spanning from lapping and polishing to slicing and grinding, allows us to fabricate micro-optic and opto-mechanical components, i.e. ball lenses, collimator lenses, polished fibers, silicon baseplates, and platforms at Holliston. In addition, a fully equipped model shop at the Holliston facility enables our optics division to rapidly fabricate its own machined parts and tools for quick approval by customers.

Certain components and subassemblies incorporated into our systems are obtained from a single source or a limited group of suppliers. We routinely monitor single or limited source supply parts, and we endeavor to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although we seek to reduce our dependence on sole or limited source suppliers, we have not qualified a second source for various of these products and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and damage customer relationships.

                                    EMPLOYEES

At June 30, 2001, we employed 648 people. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

J. BRUCE ROBINSON - AGE 59 - CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Mr. Robinson has served as Chairman, President, and Chief Executive Officer since November 2000, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company, his most recent positions were President Worldwide Operations from 1996 to 1998, and President of Europe from 1990 to 1996.

Mr. Robinson has served as an executive officer of the Company since February 1999 and is a director of the Company.

RICHARD M. DRESSLER - AGE 56 - VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER, AND TREASURER

Mr. Dressler has served as Vice President, Finance, Chief Financial Officer, and Treasurer since January 2001. Previously, he served as President of Richard Dressler L.L.C. Consulting from July 2000 until January 2001. From 1976 to 2000, Mr. Dressler served in various capacities with units of United Technologies Corporation, including as Director of Cost Management and Financial Systems of Carrier, as Controller of Sikorsky Aircraft, and as Vice President, Finance and Administration of United Technologies Control Systems.

Mr. Dressler has served as an executive officer of the Company since February 2001.

JOHN S. BERG - AGE 38 - PRESIDENT, ZYGO TERAOPTIX

Mr. Berg has served as the President, Zygo TeraOptix since May 2000. Previously, he served as the President and Chief Technical Officer of Firefly Technologies, Inc. from 1997 to 2000 and has held senior management and key engineering positions at Digital Papyrus Corporation from 1995 to 1997.

Mr. Berg has served as an executive officer of the Company since May 2000 and is a director of the Company.

WILLIAM H. BACON - AGE 51 - VICE PRESIDENT, METROLOGY MANUFACTURING

Mr. Bacon has served as Vice President, Metrology Manufacturing since April 2000. Previously, he served as Vice President, Corporate Quality of the Company from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality of the Company and also served as Manager of Instrument Manufacturing Engineering of the Company from June 1987 to November 1993.

Mr. Bacon has served as an executive officer of the Company since January 1996.

BRIAN J. MONTI - AGE 45 - VICE PRESIDENT, WORLDWIDE SALES AND MARKETING

Mr. Monti has served as Vice President, Worldwide Sales and Marketing since July 1999. Previously, he served as Vice President, Sales, Service and Marketing for Radiometric Corporation from 1998 to 1999 and Vice President, Sales, Service and Marketing for Honeywell Measurex from 1984 to 1998.

Mr. Monti has served as an executive officer of the Company since July 1999.

PETER B. MUMOLA - AGE 57 -VICE PRESIDENT, OPTICS DIVISION

Mr. Mumola has served as Vice President, Optics Division since February 2000. From June 1999 to February 2000, he served as General Manager, Optics Business. From January 1996 until June 1999, Mr. Mumola was President of IPEC-Precision Inc., a supplier of specialty silicon wafer manufacturing and metrology equipment. Previously, he served as the Business Director for Diversification of Hughes Electronics, Danbury Optical Systems.

Mr. Mumola has served as an executive officer of the Company since July 2000.

DAVID J. PERSON - AGE 53 - VICE PRESIDENT, HUMAN RESOURCES

Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of the Company since September
1998.

PATRICK K. TAN - AGE 41 - VICE PRESIDENT, BUSINESS OPERATIONS, ZYGO TERAOPTIX

Mr. Tan has served as the Vice President, Business Operations, Zygo TeraOptix since May 2000. Previously, he served as the Vice President of Business Operations of Firefly Technologies, Inc. from 1997 to 2000 and has held management and engineering positions at Quantum Corporation from 1994 to 1997.

Mr. Tan has served as an executive officer of the Company since May 2000 and is a director of the Company.

ROBERT A. SMYTHE - AGE 50 - VICE PRESIDENT, ENGINEERING

Mr. Smythe has served as Vice President, Engineering since June 1998. Previously, he served as Vice President, Sales and Marketing of the Company from January 1996 to June 1998. From June 1993 to January 1996, Mr. Smythe was Director of Sales and Marketing of the Company and from April 1992 to June 1993 served as Manager, Industry Marketing of the Company.

Mr. Smythe has served as an executive officer of the Company since January 1996.

CARL A. ZANONI - AGE 60 - VICE PRESIDENT, TECHNOLOGY

Dr. Zanoni has served as Vice President, Technology since June 1998. Previously, he served as Vice President, Research, Development and Engineering of the Company from April 1992 to June 1998.

Dr. Zanoni is a cofounder of the Company and has served as an executive officer since its inception in 1970. He is also a director of the Company.

ITEM 2.  PROPERTIES

The Company's principal manufacturing facilities are located in Middlefield, Connecticut; Longmont, Colorado; Holliston and Westborough, Massachusetts; and Asslar, Germany. The Corporate headquarters is located on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 135,500-square-foot building on approximately 13 acres.

                                           Square Footage
                                       --------------------    Owned / Leased
        Operation/Location             Manufacturing  Total    Expiration Date
------------------------------------   ------------- -------  -----------------
CORPORATE HEADQUARTERS,
  EASTERN REGIONAL SALES OFFICE, AND
  INSTRUMENT AND OPTICS
  MANUFACTURING
Middlefield, Connecticut ...............   80,000    135,500        Owned

AUTOMATION SYSTEMS MANUFACTURING
Longmont, Colorado .....................   15,000     32,000   Leased - 05/31/06

ZYGO TERAAUTOMATION
Delray Beach, Florida ..................        0     10,343   Leased - 07/31/04

ZYGO TERAOPTIX
Westborough, Massachusetts .............   95,075    118,575        Owned*
Holliston, Massachusetts ...............   10,000     16,000   Leased - 03/31/02

ZYGO - LASER TECHNOLOGY (R&D)
Watsonville, California ................        0      1,452   Leased - 04/14/05

WESTERN REGIONAL SALES OFFICE
  AND R&D Center
Sunnyvale, California ..................        0     20,000   Leased - 10/31/03

SERVICE SUPPORT OFFICE
Northbrook, Illinois ...................        0      3,283   Leased - 06/30/04

R&D CENTERS
Tucson, Arizona ........................        0      1,200   Leased - 05/01/04
Simi Valley, California ................        0      6,290   Leased - 12/14/05
Newbury Park, California ...............        0     12,240   Leased - 02/02/03

EUROPEAN REGIONAL SALES OFFICE,
  CONFOCAL MANUFACTURING
Asslar, Germany ........................    1,500      4,000   Leased - 08/31/03

ZYGO - PACIFIC RIM SALES OFFICE
Singapore ..............................        0      2,350   Leased - 03/01/02

ZYGOLOT
Damstad, Germany .......................        0      1,296   Leased - 10/01/04

ZYGO KK
Japan ..................................        0      1,775   Leased - 10/31/01
                                          -------    -------
Total ..................................  201,575    356,731
                                          =======    =======

*    Opened in July 2001.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, we are not party to any litigation that it believes could have a material effect on us or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Of the above executive officers, Mr. Robinson, Mr. Berg, Mr. Tan and Dr. Zanoni are directors of the Company. Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Our common shares are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol "ZIGO". Market price data for 2001 and 2000, is as follows:

                              Fiscal Year Ended           Fiscal Year Ended
                                June 30, 2001               June 30, 2000
                           ------------------------     ----------------------
                             High           Low          High           Low
                           ---------      ---------     --------      --------
First quarter ..........   $93-15/16      $53-3/4       $14-5/8       $9-1/4
Second quarter .........   $76-1/8        $21-15/16     $25-1/16      $13
Third quarter ..........   $48-3/4        $15-7/16      $74-5/16      $19-3/8
Fourth quarter .........   $38-1/25       $16-5/16      $94           $20-3/4

The number of stockholders of record at June 30, 2001 was 480.

The Company has never declared or paid a cash dividend on its capital stock. The Company currently intends to retain all its earnings to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

(Thousands, except per share amounts)

                                                                                  Fiscal Year Ended June 30,
                                                              ------------------------------------------------------------------
                                                                2001        2000(1)        1999(1)        1998(1)        1997(1)
                                                              --------      --------       --------       -------       --------
Net Sales .................................................   $133,250      $ 87,243       $ 63,382       $99,084       $87,220
Gross Profit ..............................................   $ 61,169      $ 32,555(2)    $ 22,385       $41,449       $41,825
      % of sales ..........................................         46%           37%            35%           42%           48%

Earnings (loss) before taxes and nonrecurring charges .....   $ 14,113      $  7,256(2)    $ (6,851)      $12,940(2)    $21,121
      % of sales ..........................................         11%            8%           (11%)          13%           24%
Earnings (loss) before nonrecurring charges ...............   $ 10,659      $  4,797(2)    $ (3,876)      $ 8,949(2)    $13,960
      % of sales ..........................................          8%            5%            (6%)           9%           16%
Earnings (loss) per share before nonrecurring charges
      Basic ...............................................   $   0.69      $   0.38(2)    ($  0.33)      $  0.78(2)    $  1.34
      Diluted .............................................   $   0.66      $   0.34(2)    ($  0.33)      $  0.69(2)    $  1.16
Earnings (loss) per share before nonrecurring charges
       growth rate - Diluted ..............................         94%          203%          (148%)         (41%)          62%

Net earnings (loss) .......................................   $ 10,659      ($16,047)      ($ 3,876)      $ 7,029       $ 2,877
Net earnings (loss) per common share:
   Basic (3) ..............................................   $   0.69      ($  1.28)(4)   ($  0.33)(4)   $  0.61       $  0.28
   Diluted (3) ............................................   $   0.66      ($  1.28)(4)   ($  0.33)(4)   $  0.55       $  0.24
Weighted average number of shares:
   Basic ..................................................     15,398        12,511         11,780        11,480        10,403
   Diluted ................................................     16,063        12,511         11,780        12,877        11,998

Research and development ..................................   $ 17,673      $ 11,270(2)    $  9,185       $ 9,844       $ 7,151
Capital expenditures ......................................   $ 33,050      $  6,513       $  4,372       $ 9,126       $ 4,723
Depreciation and amortization .............................   $  3,996      $ 11,318(2)    $  4,448       $ 3,412       $ 2,612



                                                                                           June 30,
                                                              ------------------------------------------------------------------
                                                                2001        2000(1)        1999(1)        1998(1)        1997(1)
                                                              --------      --------       --------       -------       --------
Working capital ...........................................   $ 94,112      $ 56,550       $ 43,766       $50,246       $47,633
Current ratio .............................................        4.8           4.5            4.8           4.1           4.6
Total assets ..............................................   $186,832      $ 95,162       $ 82,442       $91,444       $78,799
Long-term debt (excluding current portion) ................   $ 12,281      $     84       $     36       $    65       $  --
Stockholders' equity ......................................   $149,139      $ 78,229       $ 68,712       $72,391       $62,408
Price-earnings ratio ......................................       33.7           N/A            N/A          26.9         128.1
Number of employees at year end ...........................        648           486            444           466           399
Sales per employee - average ..............................   $    206      $    179       $    143       $   213       $   231
Book value per common share ...............................   $   8.48      $   5.50       $   6.16       $  6.60       $  5.91
Market price at year-end ..................................   $ 22.250      $ 90.813       $ 11.438       $14.813       $30.750


----------

(1) The results of Firefly Technologies, Inc. (renamed to Zygo TeraOptix, Inc.), which was accounted for as a pooling-of-interests, are included as of July 1, 1997. The results of Sight Systems, Inc. ("SSI"), which was accounted for as an immaterial pooling-of-interests, are included from July 1, 1997; the results of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") are included from September 1, 1997 when the acquisition of the remaining 50% of Syncotec was completed; and the results of Technical Instrument Company ("TIC") are included in the consolidated results of the Company from August 8, 1996 when that acquisition was effective. Both of Syncotec and TIC were accounted for as purchases.

(2) Nonrecurring charges include acquisition-related charges of $14,001, $1,585, and $11,083 in the fourth quarter ended June 30, 2000, and in the first quarter ended September 30, 1997 and 1996, respectively; West Coast operations reorganization costs of $10,567 in the fourth quarter ended June 30, 2000; and failed merger costs of $335, in the first quarter ended September 30, 1997.

(3) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 665, 0, 0, 1,397, and 1,595, in the years ended June 30, 2001, 2000, 1999, 1998, and 1997, respectively.

(4) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales of $133,250,000 for fiscal 2001 increased by $46,007,000, or 53%, from fiscal 2000 net sales of $87,243,000. The significant increase in sales was due to increased demand from key markets, specifically increased sales and market share in stage metrology, optical metrology, and macro optics products. For the fiscal year 2001, net sales in the semiconductor segment were $84,561,000, or 64%, net sales in the industrial segment were $35,178,000, or 26%, and net sales in the telecommunications segment were $13,511,000, or 10%.

Company sales to the Americas, primarily the United States, amounted to $68,299,000 in fiscal 2001, an increase of $19,464,000, or 40%, from fiscal 2000 levels of $48,835,000. The Company's sales to outside the Americas amounted to $64,951,000 in fiscal 2001, an increase of $26,543,000, or 69%, from fiscal 2000 levels of $38,408,000. Sales to Japan during fiscal 2001 amounted to $45,194,000, an increase of $27,606,000, or 157%, from fiscal 2000 sales levels. Japan sales reached record levels driven by demand for stage metrology, metrology instrumentation components and systems, and semiconductor and optical storage. Sales to Europe/Other, primarily Europe, amounted to $12,334,000, an increase of $3,228,000, or 35%, from fiscal 2000 due to increased sales in the industrial and semiconductor markets driven by the first full year of operations of the ZygoLOT joint venture. Sales to the Pacific Rim, excluding Japan, amounted to $7,423,000, a decrease of $4,291,000, or 37%, from 2000 sales levels due to reductions in sales in the semiconductor and industrial markets. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in fiscal 2001 amounted to $61,169,000, an increase of $28,614,000, or 88%, from gross profit of $32,555,000 in fiscal 2000. Excluding fiscal 2000 nonrecurring charges of $4,214,000, gross profit for fiscal 2001 increased $24,400,000, or 66%. Gross profit as a percentage of sales in fiscal 2001 was 46%, as compared to 37% in fiscal 2000. Excluding nonrecurring charges, fiscal 2000 gross profit as a percentage of net sales was 42%. On a comparable basis, excluding nonrecurring charges for fiscal 2000, the increase in gross profit and gross profit as a percentage of sales were primarily due to the increase in volume and higher productivity resulting from investments in equipment and manufacturing process enhancements.

Selling, general and administrative expenses ("SG&A") in fiscal 2001 amounted to $29,119,000, an increase of $10,615,000, or 57%, from fiscal 2000. As a percentage of net sales, SG&A has remained relatively constant at approximately 22%. The increase in fiscal 2001 resulted from increased commissions and incentive compensation costs resulting from higher sales and profit and increased administrative costs due to one new location that opened during the year, three locations which opened last fiscal year that now have been operating for a full year, and higher professional fees. During fiscal 2000, the Company recorded a $1,000,000 credit to SG&A as a result of a legal settlement.

Research, development and engineering expenses ("R&D") in fiscal 2001 totaled $17,673,000 and increased by $6,403,000, or 57%. Excluding fiscal 2000 nonrecurring charges of $875,000, fiscal 2001 R&D costs increased $7,278,000, or 70%. R&D as a percentage of net sales has remained relatively constant at approximately 13%. The Company continues to invest in technology to enhance its position in the marketplace. R&D was driven by investments in next generation lithography product requirements and investments to broaden our customer base into automotive and telecommunications.

The Company did not record any nonrecurring charges in fiscal 2001. The Company recorded nonrecurring charges in the amount of $24,568,000 in fiscal 2000. The Company recorded nonrecurring charges of $14,001,000 as a result of the acquisition of Firefly Technologies, Inc., which became Zygo TeraOptix, Inc. ("Zygo TeraOptix"). The nonrecurring charge from the acquisition consisted of $12,024,000 for compensation expense resulting from the difference in the Firefly stock option exercise price and the deemed fair market value on the date of grant for financial statement purposes and $1,977,000 for the payment of professional fees related to the transaction. In 2000, the Company recorded a charge of $10,567,000 as a result of its reorganization of its West Coast operations, principally for the write off of goodwill and inventory.

Amortization expense of $797,000 for fiscal 2001 decreased by $6,305,000, or 89%, from fiscal 2000 levels of $7,102,000. Substantially all of the decrease is associated with the West Coast operations write-off of goodwill and other intangible assets in fiscal 2000.

The Company's operating profit in fiscal 2001 was $13,580,000, an increase of $31,902,000 from the operating loss of $18,322,000. Excluding fiscal 2000 nonrecurring charges of $24,568,000, operating profit for fiscal 2001 increased $7,334,000. Operating profit as a percentage of sales in fiscal 2001 was 10%, as compared to the operating loss as a percentage of sales of 21% in fiscal 2000. Excluding nonrecurring charges, fiscal 2000 operating profit as a percentage of sales was 7%.

Income tax expense in fiscal 2001 totaled $3,454,000, or 24% of pretax profits, which compares with income tax benefit of $1,459,000, or 8% of pretax losses, in fiscal 2000. The effective tax rate of 24% versus the combined federal and state statutory rate of 39% in fiscal 2001 is primarily due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly (renamed Zygo TeraOptix). The effective tax rate of 8% versus the combined statutory rate of 39% in fiscal 2000 was primarily due to the tax benefits related to expenses that could not be recorded as a charge to earnings for financial statement purposes associated with the compensation charge in connection with the Firefly acquisition.

The Company recorded net earnings for fiscal year 2001 of $10,659,000, or $.66 on a diluted per share basis, as compared to a net loss of $16,047,000, or $1.28 loss per share, during fiscal 2000. Excluding nonrecurring charges for fiscal year 2000, net earnings were $4,797,000, or $.34 on a diluted per share basis. The diluted weighted average number of shares outstanding at June 30, 2001 was 16,063,000, an increase of 3,552,000 as compared to 12,511,000 at June 30, 2000.
The increase is due to the shares related to the secondary offering and the impact of stock options offset by the repurchase of shares from two officers and directors.

Backlog at June 30, 2001 was $55,502,000, an increase of $9,559,000, or 21%, as compared to $45,943,000 at June 30, 2000. The year-end fiscal 2001 backlog consisted of $11,206,000, or 20%, in the semiconductor segment, $31,689,000, or 57%, in the industrial segment, and $12,607,000, or 23%, in the telecommunications segment. The backlog decreased $14,851,000 between the third and fourth quarters due to the slowdown in the semiconductor and telecommunications markets. Orders for fourth quarter fiscal 2001 totaled $23,019,000 and consisted of $17,308,000, or 75%, in the semiconductor segment, $7,711,000, or 34%, in the industrial segment, and net debooking of $2,000,000, or (9%), in the telecommunications segment. The net debooking in the telecommunications segment was primarily due to cancellations of orders totaling $8,806,000 from two major customers due to market conditions.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales of $87,243,000 for fiscal 2000 increased by $23,861,000, or 38%, from fiscal 1999 net sales of $63,382,000. The Company's sales were favorably impacted by the increase in demand from the semiconductor market and from the reorganization of the sales function, which moved the sales, marketing, and customer service to a regional basis in order to put the critical support services closer to the customer. During each quarter of fiscal 2000 there was an increase in orders, sales, and backlog. Product and system backlog reflected the strong market demand for our manufacturing productivity and yield enhancement solutions. Orders for the year exceeded $100 million for the first time.

Company sales to the Americas, primarily the United States, amounted to $48,835,000 in fiscal 2000, an increase of $13,482,000, or 38%, from fiscal 1999 levels of $35,353,000. The Company's sales to outside the Americas amounted to $38,408,000 in fiscal 2000, an increase of $10,379,000, or 37%, from fiscal 1999 levels of $28,029,000. Sales to Japan during fiscal 2000 amounted to $17,588,000, an increase of $3,445,000, or 24.4%, from fiscal 1999 sales levels. Sales to the Pacific Rim, excluding Japan, amounted to $11,714,000, a 94% increase from 1999 sales levels. Sales to Europe/Other amounted to $9,106,000, a 16% increase from 1999 sales levels. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in fiscal 2000 amounted to $32,555,000, an increase of $10,170,000, or 45.4%, from gross profit of $22,385,000 in fiscal 1999. As a percentage of net sales, gross profit in fiscal 2000 was 37.3%, as compared to 35.3% in fiscal 1999. The increases in gross profit and gross profit as a percentage of sales were primarily due to the increase in volume and a more favorable product mix.

Selling, general and administrative expenses ("SG&A") in fiscal 2000 amounted to $18,504,000 a decrease of $1,129,000, or 5.8%, over fiscal 1999. During fiscal 2000, the Company recorded a $1,000,000 credit to SG&A as a result of a legal settlement. Absent that credit, the expenses in this area remained relatively constant. As a percentage of net sales, SG&A decreased in fiscal 2000 to 21.2 % as compared to 31.0% in fiscal 1999 as a result of the increase in the volume of sales, increase in efficiencies of the group, and the decrease in the expense primarily as a result of the proceeds from the legal settlement.

Research, development and engineering expenses ("R&D") in fiscal 2000 totaled $11,270,000 and increased by $2,085,000 from fiscal 1999. The Company's management continues to pursue projects which will enhance the Company's product offering and provide long-term strategic and financial benefits. In addition to the normal investment in R&D, the Company has increased its development in the optical module market in order to develop prototypes for major users in the telecommunications industry. R&D as a percentage of net sales amounted to 12.9%, which compares with 14.5% of net sales in 1999.

The Company recorded nonrecurring charges in the amount of $24,568,000 in fiscal 2000. These charges were a result of the Company's acquisition of Firefly (renamed Zygo TeraOptix) and the Company's decision to reorganize its West Coast operations. The Company recorded nonrecurring charges of $14,001,000 in 2000 as a result of the Firefly acquisition. The nonrecurring charge from the acquisition consisted of $12,024,000 for compensation expense resulting from the difference in the Firefly stock option exercise price and the deemed fair market value on the date of grant for financial statement purposes and $1,977,000 for the payment of professional fees related to the transaction. The Company recorded a charge of $10,567,000 as a result of its reorganization of its West Coast operations, principally for the write-off of goodwill and inventory. The Company did not record any nonrecurring charges in fiscal 1999.

Amortization expense of $7,102,000 for fiscal 2000 increased by $5,844,000, or 465%, from fiscal 1999 levels of $1,258,000. Substantially all of the increase was associated with the West Coast operations write-off of goodwill and other intangible assets and the amortization expense recorded on the Atomic Force Microscope line of business.

The Company's operating loss in fiscal 2000 was $18,322,000 as compared to the operating loss of $7,691,000 in fiscal 1999.

The income tax benefit in fiscal 2000 totaled $1,459,000 or 8% of the pretax loss, which compares with income tax benefit of $2,975,000, or 43% of the pretax loss, in fiscal 1999. The change from year-to-year relates primarily to the tax benefits related to expenses that could not be recorded as a charge to earnings for financial statement purposes associated with the compensation charge in connection with the Firefly acquisition in fiscal 2000.

The Company recorded a net loss for fiscal year 2000 of $16,047,000, or $1.28 loss per share, as compared to a net loss of $3,876,000, or $.33 loss per share during fiscal 1999. Excluding nonrecurring charges for fiscal 2000, net earnings were $4,797,000, or $.34 on a diluted per share basis.

Backlog at June 30, 2000 was $45,943,000 compared to $28,941,000 at June 30, 1999, an increase of $17,002,000, or 59%.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, working capital was $94,112,000, an increase of $37,562,000 from the $56,550,000 at June 30, 2000. The Company maintained cash, cash equivalents, and marketable securities of $59,751,000 at fiscal year-end 2001, which are invested primarily in securities with maturities of 30 days or less. This represents an increase of $35,885,000 over the prior fiscal year primarily due to the net proceeds from the secondary offering ($51,824,000) and debt proceeds ($12,560,000) offset by investments in fixed assets ($28,982,000) and inventory ($12,382,000). The increase in property, plant and equipment in fiscal 2001 was due, in part, to the purchase of a building and equipment for Zygo TeraOptix in Westborough, Massachusetts ($13,549,000) and the purchase of optics coating chambers ($4,905,000). Accounts payable and accrued expenses increased by $5,239,000, while accounts receivable increased by $7,140,000. As of June 30, 2001 the Company had $12,560,000 in long-term debt related to a mortgage on the new plant in Westborough, Massachusetts. There were no borrowings outstanding under the Company's $3,000,000 bank line of credit at fiscal year-end 2001. Stockholders equity at June 30, 2001 increased by $70,910,000 from the year earlier to $149,139,000, primarily due to 2001 net earnings, the secondary offering and stock option exercises and the related tax benefits, offset by the increase in treasury stock.

At June 30, 2000, working capital was $56,550,000, an increase of $12,784,000 from the amount at June 30, 1999, and the Company had cash and cash equivalents of $15,598,000 and marketable securities amounting to $8,268,000 for a total of $23,866,000. Accounts payable and accrued expenses increased by $4,629,000, while accounts receivable increased by $7,657,000. As of June 30, 2000, there were no borrowings outstanding under the Company's $3,000,000 bank line of credit. Stockholders' equity at June 30, 2000 increased by $9,517,000 from the year earlier to $78,229,000, largely as a result of stock option exercises and the related tax benefit and the Firefly acquisition.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

INDUSTRY CONCENTRATION AND CYCLICALITY
ZYGO's business is significantly dependent on capital expenditures and component requirements for manufacturers in the semiconductor and telecommunications industries. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to be dependent on the capital expenditures in these industries which, in turn, is largely dependent on the market demand in the semiconductor, industrial, and telecommunications markets.

The overall economy is in the midst of a sharp slowdown, which could have a significant impact on the Company's near-term financial results as customer demand declines. During the fourth quarter of 2001, there has been a reduction in capital spending by our customers both in the semiconductor and telecommunications market, which is consistent with economic indicators. The impact of this slowdown is evident in the significant decrease in the backlog between the third and fourth quarters of fiscal 2001 from the semiconductor and telecommunications markets. ZYGO's net sales and results of operations will be materially adversely affected if downturns or slowdowns in the markets in which we serve extend significantly into the future.

RISKS ASSOCIATED WITH ACQUISITIONS
ZYGO's growth strategy includes expanding our products and services, and we may seek acquisitions to expand our business. We regularly review potential acquisitions of businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of expenses related to goodwill and other intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management's attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; and potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

We cannot assure you that any acquisition will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, the development or expansion of our business or any acquired business may require substantial capital investment. We may not have the necessary funds nor may they be readily available to us on acceptable terms or at all.

MANUFACTURING CAPACITY
We have recently built and financed a new facility in Westborough, Massachusetts for our Zygo TeraOptix operation, providing us with significantly more micro-optics manufacturing capacity. If our micro-optics business does not grow as quickly as we expect, our new manufacturing facility might in part represent excess capacity for which we may not recover the cost. In that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our profitability and business results would suffer.


CUSTOMER CONCENTRATION; RELATIONSHIP WITH CANON
During fiscal 2001, 2000, and 1999, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, "Canon"), ZYGO's largest customer in those periods, accounted for 33%, 19%, and 21% of our net sales, respectively. We expect that sales to Canon, an original investor in ZYGO which owns approximately 7% of ZYGO's outstanding shares of common stock and is a distributor of certain ZYGO products in the Japanese market, will continue to represent a significant percentage of our net sales for the foreseeable future. Our customers generally do not enter into long-term agreements obligating them to purchase ZYGO's products. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon ZYGO's results of operations.

QUARTERLY FLUCTUATIONS
ZYGO's quarterly and annual operating results have varied in the past and may in the future vary significantly depending on factors such as: the effect of our acquisitions and consequent integration; the size, timing and recognition of revenue from significant orders; increased competition; our ability to develop innovative products; the timing of new product releases by us or our competitors; market acceptance of our products; changes in our and our competitors' pricing policies; budgeting cycles of our customers; changes in operating expenses and personnel changes; changes in our business strategy; and general economic factors.

Due to these and other factors we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. In future periods our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the semiconductor, industrial and telecommunications markets. Because all of the components of the Company's budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses even more difficult than usual to make.

POSSIBLE VOLATILITY OF STOCK PRICE
ZYGO believes that factors such as the announcement of new products or technologies by ZYGO or our competitors, market conditions in the semiconductor, industrial, and telecommunications markets, and quarterly fluctuations in financial results are expected to cause the market price of the common stock to vary substantially. Further, our net sales or results of operations in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the common stock would likely decline. In addition, historically the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the shares of ZYGO's common stock.

COMPETITION
ZYGO faces competition from a number of companies in all its markets, some of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, we compete with the internal development efforts of our current and prospective customers, some of which may attempt to become vertically integrated. ZYGO's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although we believe that we have certain technical and other advantages over certain of our competitors, maintaining such advantages will require a continued high level of investment by ZYGO in research and development and sales, marketing, and service. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. In addition, there can be no assurance that the bases of competition in the industries in which ZYGO competes will not shift.


TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT
The market for ZYGO's products is characterized by rapidly changing technology. Our future success will continue to depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements, and achieve market acceptance. The development of new technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

ZYGO expends significant financial and personnel resources to redesign and enhance its instruments, systems and components and upgrade its proprietary software technology incorporated in its products on a continuous basis. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on ZYGO's business and impact our close relationships with customers. This could have an impact on customers' willingness to share proprietary information about their requirements and participate in collaborative efforts with us. There can be no assurance that our customers will continue to provide us with timely access to such information, that we will be successful in developing and marketing new products and services or product and service enhancements on a timely basis, or respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services or product enhancements, if any, developed by ZYGO will achieve market acceptance.

DEPENDENCE ON PROPRIETARY TECHNOLOGY
ZYGO's success is heavily dependent upon its proprietary technology. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties or will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will "reverse engineer" our products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on our results of operations.

Some of the markets in which we compete are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of our products increase, the markets in which our products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, we believe that ZYGO may become increasingly subject to infringement claims. Although we do not believe any of our products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against ZYGO in the future or that any such claim will not result in costly litigation or require us to enter into royalty arrangements, which may not be available to us on commercially acceptable terms if at all.

DEPENDENCE ON KEY PERSONNEL
Nearly all of ZYGO's management team joined the Company since 1999 including our chief financial officer who joined us in January 2001. Accordingly, the members of the team have worked together for only a brief period of time. Our ability to effectively execute our business strategy depends in large part on our new management team's ability to operate effectively together. If our executives are unable to do so, our business and results of operation may be materially and adversely affected.

ZYGO's success depends in large part upon the continued services of many of our highly skilled personnel involved in management, research, development and engineering, sales and marketing, manufacturing, and support and upon our ability to attract and retain additional highly qualified employees. Our employees may voluntarily terminate their employment with us at any time. Competition for these individuals from a variety of employers, including our competitors and companies in computer or technology-related industries, is intense. We cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

DEPENDENCE ON THIRD-PARTY SUPPLIERS
ZYGO is dependent on suppliers for raw materials and various electrical, mechanical and optical supplies, including fiber and electronic components and modules. If any relationship with a key supplier is terminated or if a supplier fails or is unable to provide reliable services or equipment and we are unable to reach suitable alternative solutions quickly, we may experience significant delays and additional costs in the manufacturing of our products. If our key suppliers cease manufacturing the supplies we require, if their manufacturing operations are interrupted for any significant amount of time, or if they are unwilling to supply us for any other reason, including capacity restraints, then we may be at least temporarily unable to obtain these supplies, thus exposing us to significant delays and additional costs. Currently there are only a limited number of companies that are capable of supplying optical materials in the quantity and of the quality we require.

Although we enter, either directly or through our contract manufacturers, into purchase orders with our suppliers based on our forecasts, we do not have any guaranteed supply arrangements with these suppliers. Moreover, as our demand for supplies increases, we may not be able to obtain these supplies in a timely manner. If we are unable to obtain, either directly or through contract manufacturers, a sufficient amount of supplies, or if we experience any interruption in delivery of supplies, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative supplies.

REVENUES DERIVED FROM INTERNATIONAL SALES AND FOREIGN OPERATIONS
ZYGO's products are sold internationally by ZYGO primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the Americas (primarily the United States) accounted for 49%, 44%, and 46% of our net sales in each of the fiscal years ended June 30, 2001, 2000, and 1999, and are expected to continue to account for a substantial percentage of our net sales.

International sales and foreign operations are subject to inherent risks, including the economic conditions in these various foreign countries and their trading partners, political instability, longer payment cycles, greater difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses, staffing and managing foreign operations, exposure to currency exchange fluctuations, transportation delays, and potentially adverse tax consequences.

Substantially all ZYGO's sales and costs are negotiated and paid in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively impact international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on ZYGO in the future.

BACKLOG
ZYGO schedules the production of its systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. There can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales could adversely affect our results of operations. The Company has recently experienced a significant decrease in backlog primarily due to the slowdown in the semiconductor and telecommunications markets; and net debookings in the telecommunications segment, primarily due to order cancellations.

SALES CYCLE
ZYGO's lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which may cause us to have excess manufacturing capacity or inventory and negatively impact our operating results. As is typical in the industry, our customers generally expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to six months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer's requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which would, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the telecommunications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

PREDICTION OF MANUFACTURING REQUIREMENTS
If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower net sales. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and, in the telecommunications field, our limited product order history to help determine our requirements for components and materials. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and net sales. If we overestimate our requirements, we could have excess inventory of parts. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

UNDETECTED PRODUCT DEFECTS
ZYGO's products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which could damage our reputation and cause us to lose customers. We design some of our products for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These conditions increase the risk that we could experience, among other things: loss of customers; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; and legal actions by our customers. The occurrence of any one or more of the foregoing factors could cause us to experience losses, incur liabilities and cause our net sales to decline.

ENVIRONMENTAL REGULATIONS
Environmental regulations applicable to ZYGO's manufacturing operations could limit our ability to expand or subject us to substantial costs. We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

                   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the views of the SEC staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Subsequently, the SEC issued SAB No. 101A and SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements," that delays the implementation date of certain provisions of SAB No. 101. The adoption of SAB No. 101 in the fourth quarter of fiscal 2001 did not have a material effect on our results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation answers questions dealing with APB No. 25 implementation practice issues. Interpretation No. 44 is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (a) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (b) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (c) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. The adoption of Interpretation No. 44 did not have a material impact on our results of operations or financial position.

In September 2000, the FASB's Emerging Issues Task Force (EITF) released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The adoption of EITF Issue No. 00-10 did not have a material impact on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB

No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principles. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS No. 142. We are in the process of evaluating the impact that this SFAS will have on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and marketable securities including money market funds, commercial paper, corporate bonds and tax-exempt bonds. Our interest income on our variable rate investments are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term instruments. Due to the short-term nature of our investments, we do not believe that a material risk exposure exists.

During fiscal 2001 the company entered into a mortgage on its Westborough facility of $12,560,000 at an interest rate of LIBOR plus 100 basis points (4.5% at June 30, 2001) which is payable in full on May 14, 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material risk exposure exists.

EXCHANGE RATE SENSITIVITY

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning executive officers which is set forth in
Part I of this Annual Report, information required by this item will be included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 2001 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.

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

      10.23 Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

      10.24 Employment agreement dated May 5, 2000, between Zygo Corporation and John Berg. (Exhibit 10.01(e)(1) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

      10.25 Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan. (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

      10.26 Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank.

      21.     Subsidiaries of Registrant

      23.     Accountants' Consent

      24.     Power of Attorney

----------

* Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        ZYGO CORPORATION
           Registrant


By /s/ RICHARD M. DRESSLER                               Date September 25, 2001
   -------------------------------
       Richard M. Dressler
       Vice President, Finance,
       Chief Financial Officer,
       and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                         Title
        ---------                         -----
/s/ J. BRUCE ROBINSON           Chairman, President, and Chief       Date September 25, 2001
---------------------------     Executive Officer
    J. Bruce Robinson


/s/ RICHARD M. DRESSLER         Vice President, Finance, Chief       Date September 25, 2001
---------------------------     Financial Officer, and Treasurer
    Richard M. Dressler


/s/ CARL A. ZANONI              Vice President, Technology           Date September 25, 2001
---------------------------     and Director
    Carl A. Zanoni


    PAUL F. FORMAN*             Director
---------------------------
   (Paul F. Forman)


    JOHN BERG*                  President, Zygo TeraOptix
---------------------------     and Director
   (John Berg)


    R. CLARK HARRIS*            Director
---------------------------
   (R. Clark Harris)


    SEYMOUR E. LIEBMAN*         Director
---------------------------
   (Seymour E. Liebman)


    ROBERT G. MCKELVEY*         Director
---------------------------
   (Robert G. McKelvey)


    PATRICK TAN*                Vice President, Business Operations,
---------------------------     Zygo TeraOptix and Director
   (Patrick Tan)


    ROBERT B. TAYLOR*           Director
---------------------------
   (Robert B. Taylor)


*By /s/ RICHARD M. DRESSLER                                          Date September 25, 2001
    -----------------------
        Richard M. Dressler
        Attorney-in-Fact


                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
----
F-2            Report of Management

F-3            Independent Auditors' Report

F-4            Consolidated balance sheets at June 30, 2001 and 2000

F-5 Consolidated statements of earnings for the years ended June 30, 2001, 2000, and 1999

F-6 Consolidated statements of stockholders' equity for the years ended June 30, 2001, 2000, and 1999

F-7 Consolidated statements of cash flows for the years ended June 30, 2001, 2000, and 1999

F-8 to F-22    Notes to consolidated financial statements

F-23 Selected consolidated quarterly financial data for the years ended June 30, 2001 and 2000


               CONSOLIDATED SCHEDULES

S-1            Independent Auditors' Report on Schedule

S-2            II - Valuation and qualifying accounts


        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management's best judgements and estimates. Financial information in this Annual Report is consistent with that in the consolidated financial statements.

The Company maintains a system of internal controls and procedures which provides reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded, and reported properly. Management believes that the Company's system of internal controls provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets.

The Audit Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors and financial management periodically to discuss internal accounting controls, auditing and financial reporting matters, and to discharge its responsibilities outlined in its written charter. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

The independent auditors, KPMG LLP, were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. KPMG LLP was engaged to audit the 2001, 2000, and 1999 consolidated financial statements of Zygo Corporation and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is included in this annual report.


Richard M. Dressler
Vice President, Finance,
Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ZYGO CORPORATION:

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Hartford, Connecticut
August 10, 2001


CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

                                                                           June 30,      June 30,
                                                                             2001          2000
                                                                           --------      -------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents ......................................     $ 52,630      $15,598
      Marketable securities (note 3) .................................        7,121        8,268
      Receivables (note 4) ...........................................       27,278       20,138
      Income taxes receivable ........................................         --            866
      Inventories (note 5) ...........................................       24,261       11,879
      Costs in excess of billings (note 6) ...........................        1,802        5,743
      Prepaid expenses ...............................................        1,393        1,173
      Deferred income taxes (note 17) ................................        4,076        9,020
                                                                           --------      -------
         Total current assets ........................................      118,561       72,685
                                                                           --------      -------
Property, plant and equipment, net (notes 7 and 11) ..................       47,475       18,493
Deferred income taxes (note 17) ......................................       15,819         --
Goodwill and other intangibles, net (note 8) .........................        4,867        3,078
Other assets .........................................................          110          906
                                                                           --------      -------
TOTAL ASSETS .........................................................     $186,832      $95,162
                                                                           ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Current portion of long-term debt (note 10) .....................     $    279      $  --
     Accounts payable ................................................        8,648        8,380
     Accrued expenses and progress payments ..........................          549          279
     Accrued salaries and wages ......................................        7,153        3,485
     Other accrued expenses ..........................................        4,688        3,934
     Income taxes payable ............................................        3,132           57
                                                                           --------      -------
           Total current liabilities .................................       24,449       16,135
                                                                           --------      -------

Long-term debt (note 10) .............................................       12,281           84
Deferred income taxes (note 17) ......................................         --            271
Minority interest ....................................................          963          443

STOCKHOLDERS' EQUITY (NOTES 13, 14, 15, AND 16):
   Common stock, $.10 par value per share:
     40,000,000 shares authorized (15,000,000 in 2000);
     17,803,812 shares issued (14,441,231 in 2000);
     17,356,607 shares outstanding (14,233,631 in 2000) ..............        1,780        1,444
   Additional paid-in capital ........................................      134,380       68,304
   Retained earnings .................................................       19,714        9,055
   Accumulated other comprehensive income:
   Currency translation effects ......................................       (1,786)        (182)
   Net unrealized gain on swap agreement (note 10) ...................           31         --
   Net unrealized gain (loss) on marketable securities (note 3) ......           37          (91)
                                                                           --------      -------
                                                                            154,156       78,530
   Less treasury stock, at cost; 447,205 common shares
     (207,600 shares in 2000) ........................................        5,017          301
                                                                           --------      -------
      Total stockholders' equity .....................................      149,139       78,229
                                                                           --------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $186,832      $95,162
                                                                           ========      =======

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands except per share amounts)

                                                                 Fiscal Year Ended June 30,
                                                            ----------------------------------
                                                              2001         2000        1999
                                                            --------     --------     --------
Net sales (notes 18 and 19) ............................    $133,250     $ 87,243     $ 63,382
Cost of goods sold .....................................      72,081       54,688       40,997
                                                            --------     --------     --------
      Gross profit .....................................      61,169       32,555       22,385

Selling, general and administrative expenses ...........      29,119       18,504       19,633
Research and development ...............................      17,673       11,270        9,185
Nonrecurring acquisition-related charges ...............        --         14,001         --
Amortization and impairment of goodwill
   and other intangibles (note 2) ......................         797        7,102        1,258
                                                            --------     --------     --------
      Operating profit (loss) ..........................      13,580      (18,322)      (7,691)
                                                            --------     --------     --------

Other income (expense):
      Interest income ..................................       1,641        1,250        1,148
      Miscellaneous expense, net .......................        (526)        (240)        (308)
                                                            --------     --------     --------
         Total other income ............................       1,115        1,010          840
                                                            --------     --------     --------
         Earnings (loss) before income taxes and
             minority interest .........................      14,695      (17,312)      (6,851)

Income tax expense (benefit) (note 17) .................       3,454       (1,459)      (2,975)
                                                            --------     --------     --------
Earnings (loss) before minority interest ...............      11,241      (15,853)      (3,876)
Minority interest ......................................         582          194         --
                                                            --------     --------     --------
Net earnings (loss) ....................................    $ 10,659     $(16,047)    $ (3,876)
                                                            ========     ========     ========
Earnings (loss) per common and common
   equivalent share:
      Basic ............................................    $   0.69     $  (1.28)    $  (0.33)
                                                            ========     ========     ========
      Diluted ..........................................    $   0.66     $  (1.28)    $  (0.33)
                                                            ========     ========     ========
Weighted average common shares and common
   dilutive equivalents outstanding:
      Basic ............................................      15,398       12,511       11,780
                                                            ========     ========     ========
      Diluted ..........................................      16,063       12,511       11,780
                                                            ========     ========     ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)


                                                                                         Other
                                                                Comp.      Retained       Comp.    Common    Treasury    Paid-In
                                                   Total       Income      Earnings      Income     Stock      Stock      Capital
                                                 --------------------------------------------------------------------------------
Balance at June 30, 1998                         $ 72,391                  $ 28,978    $    15      $1,352   $  (301)    $ 42,347
Comprehensive loss
  Net loss                                         (3,876)     (3,876)       (3,876)
                                                              -------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities                                      (83)        (83)
    Foreign currency translation effect               (58)        (58)
                                                              -------
  Other comprehensive loss                                       (141)                    (141)
                                                              -------
Comprehensive loss                                             (4,017)
                                                              =======
Exercise of employee stock options
  And related tax effect                              338                                               18                    320
                                                 --------------------------------------------------------------------------------
Balance at June 30, 1999                         $ 68,712                  $ 25,102    $  (126)     $1,370   $  (301)    $ 42,667
Comprehensive loss
  Net loss                                        (16,047)    (16,047)      (16,047)
                                                              -------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities                                      (22)        (22)
    Foreign currency translation effect              (125)       (125)
                                                              -------
  Other comprehensive loss                                       (147)                    (147)
                                                              -------
Comprehensive loss                                            (16,194)
                                                              =======
Unearned Compensation                              12,024                                                                  12,024
Exercise of employee stock options
  And related tax effect                           13,687                                               74                 13,613
                                                 --------------------------------------------------------------------------------
Balance at June 30, 2000                         $ 78,229                  $  9,055    $  (273)     $1,444   $  (301)    $ 68,304
Comprehensive income
  Net earnings                                     10,659      10,659        10,659
                                                              -------
  Other comprehensive income (loss),
     net of tax
       Unrealized gain on marketable
         securities, net of related tax effect        128         128
       Unrealized gain on Swap Agreement               31          31
       Foreign currency translation effect         (1,604)     (1,604)
                                                              -------
  Other comprehensive income                                   (1,445)                  (1,445)
                                                              -------
Comprehensive income                                            9,214
                                                              =======
Repurchased common stock,
  net of adjustment                                (4,716)                                                    (4,716)
Secondary offering                                 51,824                                              292                 51,532
Exercise of employee stock options
  and related tax effect                           14,588                                               44                 14,544
                                                 --------------------------------------------------------------------------------
Balance at June 30, 2001                         $149,139                  $ 19,714    $(1,718)     $1,780   $(5,017)    $134,380

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)


                                                                           Fiscal Year Ended June 30,
                                                                        -----------------------------------
                                                                         2001          2000          1999
                                                                        -------      --------      --------
Cash provided by (used for) operating activities:
   Net earnings (loss)                                                  $10,659      $(16,047)     $ (3,876)
   Adjustments to reconcile net earnings to cash provided by
      (used for) operating activities:
      Depreciation and amortization                                       3,996        11,318         4,448
      Loss on disposal of assets                                            869         1,176           662
      Deferred income taxes                                               2,446        (7,247)       (1,540)
      Unearned compensation related to stock options                       --          12,024          --
      Loss on sale of marketable securities                                --            --             (38)
      Changes in operating accounts:
         Receivables                                                     (7,140)       (7,657)        4,074
         Costs in excess of billings                                      3,942        (5,083)          522
         Inventories                                                    (12,382)        3,594        (1,043)
         Prepaid expenses and taxes                                       3,721         4,770            42
         Accounts payable and accrued expenses                            3,306         4,654        (5,252)
         Minority interest                                                  520           194          --
                                                                        -------      --------      --------
      Net cash provided by (used for) operating activities                9,937         1,696        (2,001)
                                                                        -------      --------      --------
Cash provided by (used for) investing activities:
   Additions to property, plant and equipment                           (33,050)       (6,513)       (4,372)
   Investment in marketable securities                                   (2,155)       (2,466)      (11,860)
   Investments in other assets                                           (1,790)         --          (2,958)
   Proceeds from the sale of marketable securities                        2,250          --           8,616
   Proceeds from maturity of marketable securities                        1,180         2,500         3,045
                                                                        -------      --------      --------
      Net cash used for investing activities                            (33,565)       (6,479)       (7,529)
                                                                        -------      --------      --------
Cash provided by (used for) financing activities:
   Proceeds (Repayments) of debt                                         12,556            48          (125)
   Exercise of employee stock options                                       996         7,062           338
   Issuance and repurchase of common stock                               47,108          --            --
   Contributions from minority interest of consolidated subsidiaries       --             249          --
                                                                        -------      --------      --------
      Net cash provided by financing activities                          60,660         7,359           213
                                                                        -------      --------      --------
Net increase (decrease) in cash and cash equivalents                     37,032         2,576        (9,317)
Cash and cash equivalents, beginning of year                             15,598        13,022        22,339
                                                                        -------      --------      --------
Cash and cash equivalents, end of year                                  $52,630      $ 15,598      $ 13,022
                                                                        =======      ========      ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001, 2000, and 1999 Thousands, except for per share amounts

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

MARKETABLE SECURITIES

The Company considers investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities primarily consist of corporate and tax exempt bonds. All securities held by the Company at June 30, 2001 and 2000, were classified as available-for-sale and recorded at fair value or held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

DEPRECIATION

Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. See note 7.

IMPAIRMENT OF LONG-LIVED ASSETS

As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of," the Company evaluates the carrying value of its long-lived and intangible assets at each balance sheet date to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated fair value and charged to expense in the period identified. The remaining amortization periods are periodically evaluated and would be revised if considered necessary. See notes 8 and 20.

REVENUE RECOGNITION

Revenues, other than revenue under the National Ignition Facility ("NIF") contract (note 20) and revenue from certain automation contracts (note 6), are recognized when units are shipped. Revenues related to NIF and certain automation contracts are recognized under the percentage-of-completion method of accounting.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for ZYGO in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on ZYGO's financial position or results of operations.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

-------------------------------------------------------------------------
                                JUNE 30,        June 30,         June 30,
                                  2001            2000             1999
-------------------------------------------------------------------------
Weighted average shares
outstanding                      15,398          12,511           11,780
                                 ------          ------           ------
Dilutive effect of stock
options                             665            --               --
                                 ------          ------           ------
Diluted weighted average
shares outstanding               16,063          12,511           11,780
-------------------------------------------------------------------------

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

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. Except as discussed in Note 2, no charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options, which are granted with an exercise price at fair-market value on the date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect our results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the views of the SEC staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Subsequently, the SEC issued SAB No. 101A and SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements," that delays the implementation date of certain provisions of SAB No. 101. The adoption of SAB No. 101 in the fourth quarter of fiscal 2001 did not have a material effect on our results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation answers questions dealing with APB No. 25 implementation practice issues. Interpretation No. 44 is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (a) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (b) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (c) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. The adoption of Interpretation No. 44 did not have a material impact on our results of operations or financial position.

In September 2000, the FASB's Emerging Issues Task Force (EITF) released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The adoption of EITF Issue No. 00-10 did not have a material impact on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition

Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principles. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS No. 142. We are in the process of evaluating the impact that this SFAS will have on our results of operations and financial position.

NOTE 2: MERGERS, ACQUISITIONS AND STRATEGIC INITIATIVES

On May 5, 2000, the Company entered into an agreement and plan of merger with Firefly Technologies, Inc. ("Firefly"), a Delaware corporation, Zygo TeraOptix, Inc., ("Zygo TeraOptix") a Delaware corporation and a wholly-owned subsidiary of the Company, and the security holders of Firefly, pursuant to which the Company agreed to acquire Firefly. Immediately thereafter, the acquisition was consummated by the merger of Zygo TeraOptix with and into Firefly and Firefly became a wholly-owned subsidiary of the Company under the new name Zygo TeraOptix, Inc.

Under the terms of the acquisition, the Company exchanged an aggregate of 2,303,937 shares of its common stock, $.10 par value per share, for all of the then outstanding capital stock and stock options of Firefly. The acquisition, which is intended to be tax free for federal income tax purposes to the Firefly security holders, has been accounted for as a pooling-of-interest transaction. Firefly manufactures metrology equipment, micro-optics, switches and filters for the telecommunications industry, as well as heads and related products for the optical data storage industry. The telecommunications components are used in wave division multiplexers to increase the capacity of optical fibers. The Company intends to continue to use the assets acquired in the acquisition for these purposes.

Related to the transaction and the vesting of certain Firefly stock options, the Company has recorded approximately $12,024 of additional compensation expense and in addition recorded $1,977 in acquisition related costs for legal, investment banking and accounting fees in fiscal 2000.

In the fourth quarter of fiscal 2000, the Company decided to discontinue its investment in certain product lines, which were no longer compatible with its strategic plan. Related to the discontinuance of these product lines, the Company recorded approximately $10,567 of charges in the fourth quarter of fiscal year 2000 which consisted of the write-down of goodwill and other intangible assets ($5,478) and inventory ($5,089) which the Company will no longer continue to develop.

On September 1, 1997, the Company, through its Technical Instruments subsidiary, completed the purchase of the remaining 50% of Syncotec Neue Technologien und Instrumente GmbH ("Syncotec") the Company did not already own. The Company paid $2,262 and issued 19,432 shares of common stock, $.10 par value, valued at $623. The transaction was accounted for as a purchase. The net purchase price was allocated to the fair value of the net assets acquired. This allocation resulted in a charge of $878 of in-process research and development costs.

NOTE 3: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate bonds and tax-exempt bonds issued by various state and municipal agencies for both 2001 and 2000. Marketable securities at June 30, 2001 and June 30, 2000 are reported either at fair value or at cost depending on their classification. The unrealized gain on marketable securities of $51 (gross) is shown net of its related tax effect of $37 as a separate component of stockholders' equity.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The cost, gross unrealized holding gains (losses), and fair value of available-for-sale securities at June 30, 2001 and 2000 were as follows:

                                                 Gross        Gross
                                               Unrealized   Unrealized
                                                 Holding      Holding     Fair
                                      Cost        Gains       Losses      Value
                                    ------     ----------   ----------   ------
AT JUNE 30, 2001
  CORPORATE, STATE AND LOCAL
       MUNICIPAL BONDS              $5,320        $ 51         $ --      $5,371

At June 30, 2000
   Corporate, state and local
       Municipal bonds              $7,240        $ --         $(154)    $7,086
                                    ======        ====         =====     ======

There were no gross realized gains or losses recorded in 2001 or 2000.

Maturities of investment securities classified as available-for-sale were as follows at June 30, 2001 and 2000:


                                                   JUNE 30, 2001          June 30, 2000
                                                ------------------       -----------------
                                                            FAIR                    Fair
                                                 COST       VALUE         Cost      Value
                                                ------      ------       ------     ------
Due within one year                             $  --      $  --         $ --       $ --
Due after one year through five years            5,320       5,371        7,240      7,086
                                                ------      ------       ------     ------
                                                $5,320      $5,371       $7,240     $7,086
                                                ======      ======       ======     ======

Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2001 and 2000:


                                                  JUNE 30, 2001            June 30, 2000
                                                ------------------       -----------------
                                                            FAIR                    Fair
                                                 COST       VALUE         Cost      Value
                                                ------      ------       ------     ------
Due within one year                             $1,750      $1,750       $1,182     $1,182
                                                ------      ------       ------     ------
Due after one year through five years             --          --           --         --
                                                ------      ------       ------     ------
                                                $1,750      $1,750       $1,182     $1,182
                                                ======      ======       ======     ======

NOTE 4: ACCOUNTS RECEIVABLE

At June 30, 2001 and 2000, accounts receivable, net of allowances, were as follows:


                                     JUNE 30,           June 30,
                                       2001              2000
                                     --------          --------
Trade (note 19)                      $ 25,644          $ 19,293
Other                                   2,015             1,079
                                     --------          --------
                                       27,659            20,372
Allowance                                (381)             (234)
                                     --------          --------
                                     $ 27,278          $ 20,138
                                     ========          ========

NOTE 5: INVENTORIES

At June 30, 2001 and 2000, inventories, net of reserves, were as follows:

                                            JUNE 30,         June 30,
                                              2001             2000
                                            --------         --------
Raw materials and manufactured parts        $ 20,359         $  9,759
Work in process                                5,674            3,471
Finished goods                                 1,308            1,496
                                            --------         --------
                                              27,341           14,726
Reserves                                      (3,080)          (2,847)
                                            --------         --------
                                            $ 24,261         $ 11,879
                                            ========         ========

NOTE 6: COSTS IN EXCESS OF BILLINGS

Revenues from automation projects are accounted for under the percentage-of-completion method using total project costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the full amount of the loss is provided for currently. The differences between amounts billed and revenue recognized is shown as costs in excess of billings on the accompanying balance sheets.

Totals of revenue earned and billings issued on contracts were as follows:

                                           JUNE 30,         June 30,
                                             2001             2000
                                           --------         --------
Revenue recognized to date                  $50,529          $37,069
Billings to date                             48,727           31,326
                                            -------          -------
                                            $ 1,802          $ 5,743
                                            =======          =======

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Costs of additions, replacements and improvements are capitalized and depreciated over a range of 3-40 years. Maintenance and repairs are charged to expense as incurred. At June 30, 2001 and 2000, property, plant and equipment, at cost, were as follows:

                                                    JUNE 30,        June 30,
                                                      2001           2000
                                                    --------       --------
Land                                                 $ 3,778        $   897
Building                                               9,199          9,115
Machinery, equipment and office furniture             31,101         23,839
Leasehold improvements                                   625            519
Construction in progress                              23,849          3,621
                                                     -------        -------
                                                      68,552         37,991
Less accumulated depreciation                         21,077         19,498
                                                     -------        -------
                                                     $47,475        $18,493
                                                     =======        =======

NOTE 8: GOODWILL AND OTHER INTANGIBLES

The cost of goodwill and other intangible assets is amortized on a straight-line basis, which ranges from 4 to 20 years. Management evaluates, on an ongoing basis, the carrying value of its goodwill and other intangible assets and makes adjustments when impairments are identified. Goodwill and other intangibles, net, at June 30, 2001 and 2000 were as follows:

                                         JUNE 30,          June 30,
                                           2001             2000
                                         --------          --------
Goodwill and other intangibles            $7,726           $5,140
Accumulated amortization                   2,859            2,062
                                          ------           ------
                                          $4,867           $3,078
                                          ======           ======

NOTE 9: BANK LINE OF CREDIT

The Company has a $3,000 unsecured bank line of credit with interest at LIBOR plus 60 basis points (approximately 4.5% at June 30, 2001). The line of credit is available through November 22, 2001. At June 30, 2001 and 2000, no amounts were outstanding under the bank line of credit.

NOTE 10: LONG-TERM DEBT

On May 14, 2001 the Company entered into a mortgage on the newly constructed facility located in Westborough, Massachusetts. The mortgage amount is $12,560 at an interest rate of LIBOR plus 100 basis points (approximately 4.9% at June 30, 2001) and is payable in full on May 14, 2007. Interest only payments are to be made through February 14, 2002. The mortgage is amortizing on a 15-year level amortization schedule requiring level monthly principal and interest payments. As of June 30, 2001, long-term debt was $12,281 with a current portion of long-term debt of $279. The agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of June 30, 2001, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of June 30,

2001, the market value of the agreement is $31 and is recorded as an asset with a corresponding credit to stockholders' equity.

Interest payments on debt and capital leases were $107, $6, and $11 in fiscal 2001, 2000, and 1999, respectively.

NOTE 11: LEASES

The Company leases certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2006. Total rental expense charged to operations was $1,562 in 2001, $986 in 2000, and $738 in 1999. At June 30, 2001 the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases were:

Year ending June 30,                                 Capital     Operating
                                                     -------     ---------
2002                                                  $ 33        $1,798
2003                                                    --         1,448
2004                                                    --         1,151
2005                                                    --           925
2006                                                    --           745
                                                       ----        ------
           Total minimum lease payments                  33        $6,067
                                                                   ======

Less amount representing interest                        3

Present value of minimum lease payments                 30

Less current portion of capital lease obligations       30
                                                      ----

Capital lease obligation, excluding current portion   $ --
                                                      ====

NOTE 12: PROFIT-SHARING PLAN

The Company maintains a deferred profit-sharing plan under which substantially all full-time employees of the Company are eligible to participate. Profit-sharing expense for the years ended June 30, 2001, 2000, and 1999, amounted to $2,516, $1,209, and $607, respectively. The profit-sharing plan consists of a cash distribution and a contribution to the Company's 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. The cash distribution for the years ended June 30, 2001, 2000, and 1999, amounted to $930, $709, and $0, respectively.

Effective June 30, 1985, the existing profit-sharing plan was revised and amended to incorporate a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 15% of their compensation, as defined. The Company may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. The 401(k) contribution expense for the years ended June 30, 2001, 2000, and 1999 amounted to $1,586, $500, and $607, respectively.

As of January 1, 2001, the employees of Zygo TeraOptix have been incorporated into the Company's 401(k) program for fiscal 2001. Prior to January 1, 2001, the Company maintained a separate defined contribution retirement plan for the employees of Zygo TeraOptix. The plan allowed employees to participate after three months of employment with the Company by deferring up to 15% of their salary on a pre-tax basis, and allowed the Company to make discretionary contributions to the plan, which were allocated to the participants' accounts. The Company did not make any contributions to the plan through January 1, 2001.

Under the Employee Stock Ownership Program, the Company may, at the discretion of the Board of Directors, contribute its own stock or contribute cash to purchase its own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under
Section 416 of the Internal Revenue Code. There were no purchases and no contributions made under this program for the years ended June 30, 2001, 2000, and 1999.

NOTE 13: STOCKHOLDERS' EQUITY

On July 31, 2000 the shareholders voted to increase the number of authorized shares of common stock from 15 million to 40 million.

On March 7, 2001 the Company closed a secondary public offering of 2,924,500 shares of common stock including 424,500 shares sold to underwriters to cover over-allotments. The offering price was $19 per share. The net proceeds to the Company including the over-allotment shares, after deducting underwriting discounts, commissions, and offering expenses totaled $51,824.

On April 11, 2001, the Company purchased 239,605 shares of its common stock from two officers and directors, pursuant to stock purchase agreements; all at a price per share of $20.81 (the closing price of the common stock in the public markets on that day) for $4,986. The funding for the purchase came from cash balances. The purpose of the purchase was to allow these two officers and directors to satisfy their tax obligations arising from the Firefly acquisition, in which they were principal stockholders, and to satisfy and extinguish the margin loans they incurred to pay additional taxes, which arose from the acquisition of Firefly and were due prior to the date the Company made the loans. The common stock purchased is being held as treasury stock.

NOTE 14: STOCK COMPENSATION PLANS

As of June 30, 2001, Zygo Corporation has two stock based compensation plans, which are described below (see note 15). The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Since all options were granted with an exercise price equal to the fair-market value on the date of the grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement.

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:


                                                      JUNE 30,       June 30,       June 30,
                                                        2001           2000           1999
                                                      --------       ---------      --------
Pro forma net income (loss)                            $9,952        $(16,930)      $(4,697)
Pro forma earnings (loss) per share - diluted          $ 0.62        $  (1.35)      $  (.40)

The fair value of these options at the date of grant was estimated with the following weighted average assumptions of 2001 and 2000:

                                       JUNE 30,       June 30,       June 30,
                                         2001           2000           1999
                                      ---------       ---------     ---------
Risk free rate of interest                  5.0%            5.9%          4.8%
Dividend yield                              0.0%            0.0%          0.0%
Volatility factor                            77%             67%           58%
Expected life of option                4.8 YEARS       5.6 years     5.7 years

The above pro forma information is based on historical activity and may not represent future trends.

On June 26, 2001, the Board of Directors granted an option to purchase 25,000 shares of the Company's common stock to the Zetetic Institute, a non-profit organization that provides assistance to the Company in connection with certain research and development activities. The option has an exercise price of $18.64 per share, the closing price of the common stock on the date of the grant, and will vest, in equal annual increments, over the four-year period following the date of grant.

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

                                                     JUNE 30, 2001
                                            ---------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
                                           SHARES              EXERCISE PRICE
                                            ---------          --------------
Outstanding at beginning of year              798,299            $ 10.0199
Granted                                     1,386,436            $ 61.8101
Exercised                                    (347,463)           $  3.5084
Expired or canceled                           (58,964)           $ 58.5268
                                            ---------            ---------
Outstanding at end of year                  1,778,308            $ 50.2233
                                            =========            =========

                                                       June 30, 2000
                                            ---------------------------------
                                                                  Weighted
                                                                  Average
                                             Shares            Exercise Price
                                            ---------          --------------
Outstanding at beginning of year            1,245,299            $  7.2277
Granted                                       182,650            $ 23.1386
Exercised                                    (519,200)           $  7.2148
Expired or canceled                          (110,450)           $ 13.2402
                                            ---------            ---------
Outstanding at end of year                    798,299            $ 10.0199
                                            =========            =========

                                                      June 30, 1999
                                            ---------------------------------
                                                                  Weighted
                                                                  Average
                                             Shares            Exercise Price
                                            ---------          --------------
Outstanding at beginning of year            1,416,779            $  7.2866
Granted                                       228,000            $ 10.5957
Exercised                                    (184,480)           $  1.8362
Expired or canceled                          (215,000)           $ 26.6993
                                            ---------            ---------
Outstanding at end of year                  1,245,299            $  7.2277
                                            =========            =========


NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN AND DATA

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair-market value on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of the Company or any of its subsidiaries) is granted an option to purchase 8,000 shares of Common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director is granted an option to purchase 3,000 shares of Common stock on an annual basis. All Options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009.

                                                     JUNE 30, 2001
                                            ---------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
                                             SHARES            EXERCISE PRICE
                                            ---------          --------------
Outstanding at beginning of year              249,000            $  5.7922
Granted                                        23,000            $ 55.8726
Exercised                                     (90,000)           $  2.0000
Expired or canceled                              --              $    --
                                            ---------            ---------
Outstanding at end of year                    182,000            $ 13.9963
                                            =========            =========

                                                     June 30, 2000
                                            ---------------------------------
                                                                  Weighted
                                                                  Average
                                             Shares            Exercise Price
                                            ---------          --------------
Outstanding at beginning of year              450,000            $  6.2292
Granted                                        15,000            $ 17.2500
Exercised                                    (216,000)           $  7.4983
Expired or canceled                              --              $    --
                                            ---------            ---------
Outstanding at end of year                    249,000            $  5.7922
                                            =========            =========

                                                    June 30, 1999
                                            ---------------------------------
                                                                  Weighted
                                                                  Average
                                             Shares            Exercise Price
                                            ---------          --------------
Outstanding at beginning of year              450,000            $  6.2292
Granted                                          --              $    --
Exercised                                        --              $    --
Expired or canceled                              --              $    --
                                            ---------            ---------
Outstanding at end of year                    450,000            $  6.2292
                                            =========            =========

The following table summarizes information about all fixed stock options outstanding at June 30, 2001:


                                   Options Outstanding                            Options Exercisable
                    -------------------------------------------------    ------------------------------------
                         Number        Weighted Average
      Range of         Outstanding        Remaining        Weighted            Number             Weighted
      Exercise            as of          Contractual        Average      Exercisable as of        Average
       Prices         June 30, 2001          Life        Exercise Price       June 30, 2001     Exercise Price
 ----------------------------------    --------------------------------  -------------------------------------
  $ 1.92 - $ 9.50        267,674             4.61          $ 4.1931           207,700           $ 2.7381
  $10.56 - $13.38        163,875             7.35          $11.0178            67,875           $10.9442
  $14.31 - $18.64        405,283             9.76          $18.4411            25,375           $16.3963
  $18.82 - $43.06        196,360             8.05          $27.3266            87,325           $27.3800
  $43.88 - $77.75        199,420             9.20          $66.7770             8,700           $54.1896
  $78.00 - $80.13          8,100             9.06          $80.0988             8,000           $80.1250
  $81.50 - $81.50          2,240             9.18          $81.5000                 0           $      0
  $83.00 - $83.00        126,000             9.23          $83.0000                 0           $      0
  $87.00 - $87.00        581,356             9.25          $87.0000                 0           $      0
  $90.81 - $90.81         10,000             9.00          $90.8100             2,500           $90.8130
---------------------------------------------------------------------    ------------------------------------
  $ 1.92 - $90.81      1,960,308             8.43          $46.8599           407,475           $13.3948
=====================================================================    ====================================

As discussed in Note 2, the Company recorded approximately $12,024 of additional compensation expense to reflect the derived fair market value of certain Firefly stock options, which were exercised by Firefly employees in connection with the exchange of Firefly capital stock and stock options for Zygo Corporation common stock. No Firefly options have been included in the tables above because all Firefly options were exercised and converted to ZYGO shares in connection with the merger.

NOTE 16: EMPLOYEE STOCK PURCHASE PLAN

In November 2000, Zygo Corporation's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 10 percent of compensation. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is approximately 500,000. At June 30, 2001, the Company had withheld $613 for purchase of shares under this plan; and in July 2001, issued approximately 32,000 shares of common stock.

NOTE 17: INCOME TAXES

The components of income tax expense (benefit) for each year are as follows:

                                             Fiscal Year Ended June 30,
                                         ----------------------------------
                                          2001         2000         1999
                                         ----------------------------------
Currently payable:
   Federal                               $  --        $ 1,136     $ (1,339)
   State                                    --            (71)         101
   Foreign                                 1,008          604          101
                                         ----------------------------------
                                         $ 1,008      $ 1,669     $ (1,137)
                                         ==================================
Deferred:
   Federal                               $ 2,328     $ (3,051)    $ (1,034)
   State                                     118          (77)        (755)
   Foreign                                  --           --            (49)
                                         ----------------------------------
                                         $ 2,446     $ (3,128)    $ (1,838)
                                         ----------------------------------
Total income tax (benefit) expense       $ 3,454     $ (1,459)    $ (2,975)
                                         ==================================

Income taxes refunded amounted to $1,979, $2,539, and $848 in fiscal 2001, 2000, and 1999, respectively.

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2001, 2000, and 1999 to earnings before income taxes for the following reasons:

                                              Fiscal Year Ended June 30,
                                         ----------------------------------
                                           2001         2000         1999
                                         ----------------------------------
Computed "expected" tax expense
   (benefit)                             $ 5,143     $ (5,886)    $ (2,400)
Increases (reductions) in
  taxes resulting from:
    Acquisition- related charges          (1,112)       4,329           --
    State taxes, net of federal
      income tax benefit                    (331)         (96)        (432)
    Tax exempt interest income               (43)         (15)        (131)
    FSC benefit                             (254)        (300)          --
    Change in Valuation Allowance            619           --           --
    Research Credit                       (1,114)        (300)        (109)
    Other, net                               546          809           97
                                         ----------------------------------
                                         $ 3,454     $ (1,459)    $ (2,975)
                                         ==================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2001 and 2000 are presented below:

                                                       JUNE 30,        June 30,
                                                         2001            2000
                                                       --------        --------
Deferred tax assets:
   Accounts receivable, principally due to
      the allowance for doubtful accounts              $    143        $    468
   Accrued liabilities                                      610             395
   Inventory valuation                                    1,492           1,412
   Unrealized gain on marketable securities                --                57
   One-time charges                                       1,943           2,140
   Intangibles                                               96             245
   Federal and state NOLs and credits                    17,486           4,572
   Other                                                   --                30
                                                       --------        --------
                                                         21,770           9,319
   Less valuation allowance                               1,653            --
                                                       --------        --------
   Deferred tax asset                                    20,117           9,319

Deferred tax liabilities:
   Prepaid expenses                                         (92)            (39)
   Plant and equipment, principally due
      to differences in depreciation expense               (111)           (516)
   Unrealized gain on marketable securities                 (19)           --
   Other                                                   --               (15)
                                                       --------        --------
   Deferred tax liability                                  (222)           (570)
                                                       --------        --------
Net deferred tax asset                                 $ 19,895        $  8,749
                                                       ========        ========

The net current deferred tax assets and net non-current deferred tax liabilities as recorded on the balance sheet as of June 30, 2001 and 2000 are as follows:

                                                        JUNE 30,      June 30,
                                                          2001          2000
                                                        --------      --------
Net current deferred tax asset                          $ 4,076       $ 9,020
Net noncurrent deferred tax asset (liability)            15,819          (271)
                                                        -------       -------
Net deferred tax asset (liability)                      $19,895       $ 8,749
                                                        =======       =======

The Company has recorded a valuation allowance to reflect the uncertainty of realizing certain state net operating loss carryforwards. The valuation allowance as of July 1, 2000 was $0. The net change in the total valuation allowance for the year ended June 30, 2001 was an increase of $1,653. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2001 will be allocated as follows:

               Income tax benefit                  $    619
               Additional paid in capital             1,034
                                                   --------
                                                   $  1,653

Management believes it is more likely than not that the remaining net deferred tax assets of $19,895 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

At June 30, 2001, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was $1,699. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings.

Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2001, the Company has federal and state net operating loss carryforwards of approximately $36,507 and $50,500 which are available to reduce federal and state taxable income, if any, through 2019. The Company also has a federal general business credit carry forward of approximately $1,989, which is available to reduce federal taxable income, if any, through 2019.

During 2001, the Company realized tax benefits of approximately $6,889 from the exercise of stock options which was credited to consolidated stockholders' equity which is a non-cash transaction as it relates to the consolidated statement of cash flows.

NOTE 18: SEGMENT REPORTING

The Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards, using a management approach, for reporting information regarding operating segments in annual financial statements. The management approach designates the internal reporting that is used by the chief operating decision maker when making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's president has been determined to be its chief operating decision-maker, as defined under Statement 131.

The Company operates in three principal business segments globally:
Semiconductor; Industrial; and Telecommunications. For its fiscal year 2000, ZYGO operated in one segment, as a world leader in metrology, process control, and yield solutions servicing high precision industries. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The segment data is presented below in a manner consistent with management's internal measurement of the business.


                                                Fiscal Year Ended June 30, 2001
                              ---------------------------------------------------------------
                              Semiconductor    Industrial     Telecommunications      Total
                              -------------    ----------     ------------------     --------
Sales                            $ 84,561        $35,178           $13,511           $133,250
Gross Profit                       38,737         15,969             6,463             61,169
Gross Profit as a % Sales            46%           45%                48%                46%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not available and is not evaluated by the chief operating decision maker of the Company.

Sales to Canon Inc. and to Canon Sales Co., Inc., accounted for more than 19% of total Company sales for each of the years ended June 30, 2001, 2000, and 1999 (see note 19). No other individual customer accounted for more than 10% of total Company sales for any year presented in the accompanying consolidated financial statements. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's sales are noted below.

Sales by geographic area were as follows:

                                                 Fiscal Year Ended June 30,
                                            ------------------------------------
                                              2001          2000          1999
                                            ------------------------------------
Americas (primarily United States)          $ 68,299      $ 48,835      $ 35,353
Far East:
   Japan                                      45,194        17,588        14,143
   Pacific Rim                                 7,423        11,714         6,038
                                            ------------------------------------
Total Far East                              $ 52,617      $ 29,302      $ 20,181
Europe and Other (primarily Europe)           12,334         9,106         7,848
                                            ------------------------------------
Total                                       $133,250      $ 87,243      $ 63,382
                                            ====================================

NOTE 19: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $43,336 (33% of net sales), $16,463 (19% of net sales), and $13,375 (21% of net sales), for the years ended June 30, 2001, 2000, and 1999, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At June 30, 2001 and 2000, there was approximately, in the aggregate, $3,827 and $2,171, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

On April 11, 2001, the Company purchased 239,605 shares of its common stock from two officers and directors for $4,986 (see note 13).

NOTE 20: MATERIAL CONTRACTS

On May 9, 1997, the Company announced it had entered into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company will be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"), a $1.2 billion Department of Energy project at LLNL to produce the world's largest laser for nuclear fusion research. The contract provided for the Company to design, manufacture, and equip a world-class optical fabrication facility at its Middlefield, Connecticut operations for a fixed price of nearly $10 million over an 18-month time period. Revenues recognized on this contract in fiscal 2001, 2000, and 1999 amounted to $3,308, $2,802, and $900, respectively. To accommodate the space required for the NIF facility and to provide additional office facilities, the Company built a 35,500-square-foot building addition to its Middlefield, Connecticut facility.

During fiscal year 1999, the Company entered into an agreement with IBM, which allows for marketing and servicing rights for its Atomic Force Microscope (AFM) line of business for a four-year period. The Company made payments totaling $2,250 to secure this relationship, which are being amortized over four years or less.

On March 28, 2000, the Company entered into an agreement to terminate the distribution agreement to market and sell AFM products. As part of the agreement, the Company was granted a nonexclusive license to the IBM AFM technology for the next three years and may continue to license the technology for additional terms thereafter. The Company and Veeco Corporation, which subsequently entered into the distribution agreement with IBM, have entered into an additional agreement for support and service of AFM products previously sold by ZYGO. As a result of this agreement ZYGO's AFM sales and service department has been discontinued.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands except per share amounts)


                                                      FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                              ------------------------------------------------------
                                              SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                              -------------   ------------    ---------     --------
Net sales                                        $ 23,932       $ 32,731      $ 38,717      $37,870
Earnings before taxes and minority interest      $  1,379       $  3,063      $  5,055      $ 5,198
Income taxes                                          469          1,041         1,719          225
Minority interest                                      93            117           129          243
                                                 --------       --------      --------      -------
Net earnings                                     $    817       $  1,905      $  3,207      $ 4,730
                                                 ========       ========      ========      =======
Net earnings per share:
   Basic (1)                                     $   0.06       $   0.13      $   0.21      $  0.27
                                                 ========       ========      ========      =======
   Diluted (1)                                   $   0.05       $   0.13      $   0.20      $  0.26
                                                 ========       ========      ========      =======


                                                           For the Fiscal Year Ended June 30, 2000
                                                   ----------------------------------------------------------
                                                   September 30   December 31         March 31      June 30(3)
                                                   ------------   -----------         ---------     ----------
Net sales                                            $ 18,603       $ 22,362          $  22,408      $ 23,870
Earnings before taxes, minority interest and
  nonrecurring charges                               $    926       $  2,424          $   2,136      $  1,770
Income taxes                                              354            960                609           342
Minority interest                                        --               73                 (6)          127
                                                     --------       --------          ---------      --------
Earnings before nonrecurring charges                 $    572       $  1,391          $   1,533      $  1,301
                                                     ========       ========          =========      ========
Earnings per share before nonrecurring charges:
      Basic                                          $   0.05       $   0.12          $    0.13      $   0.09
                                                     ========       ========          =========      ========
      Diluted                                        $   0.04       $   0.11          $    0.11      $   0.08
                                                     ========       ========          =========      ========

Net earnings (loss)                                  $    572       $   (949)         $     792      $(16,462)
                                                     ========       ========          =========      ========
Net earnings (loss) per share:
   Basic (1)                                         $   0.05       $  (0.08)(2)      $    0.06      $  (1.17)(2)
                                                     ========       ========          =========      ========
   Diluted (1)                                       $   0.04       $  (0.08)(2)      $    0.06      $  (1.17)(2)
                                                     ========       ========          =========      ========

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 909, 764, 440, and 547 for fiscal 2001 quarters and 1,075, 0, 1,595, and 0 for fiscal 2000 quarters ended September 30, December 31, March 31, and June 30, respectively.

(2) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(3) Nonrecurring charges include acquisition-related charges of $14,001 and the West Coast operations reorganization costs of $10,567 in the fourth quarter ended June 30, 2000.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Zygo Corporation

Under date of August 10, 2001, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001 as contained in the 2001 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Hartford, Connecticut
August 10, 2001

                          ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED JUNE 30, 2001, 2000, AND 1999


                                  Balance                                           Balance
                                at Beginning                                         at End
Description                      of Period       Provision        Write-Offs        of Period
-----------                    -------------    -----------       -----------      -----------
YEAR ENDED JUNE 30, 2001:
  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                   $   234,400      $   245,500       $    98,600      $   381,300

  INVENTORY RESERVE            $ 2,846,600      $   311,700       $    77,900      $ 3,080,400


Year Ended June 30, 2000:
  Allowance for Doubtful
    Accounts                   $ 1,324,300      $    70,100       $ 1,160,000      $   234,400

  Inventory Reserve            $ 4,513,300      $   (23,800)      $ 1,642,900      $ 2,846,600


Year Ended June 30, 1999:
  Allowance for Doubtful
    Accounts                   $   753,600      $ 1,286,600       $   715,900      $ 1,324,300

  Inventory Reserve            $ 2,423,500      $ 2,679,000       $   589,200      $ 4,513,300

EXHIBIT INDEX


     EXHIBIT
      TABLE                                                                        FORM 10K-405
     NUMBER                                                                        PAGE NUMBER
     ------                                                                        -----------
      10.26   Construction-to Permanent Term Loan Promissory Note

      21.     Subsidiaries of Registrant

      23.     Accountants' Consent

      24.     Power of Attorney