Form 10-Q
period 2001-09-30
ZYGO CORP
filed 2001-11-15
CIK 730716

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ---------------


                         Commission File Number 0-12944
                                                -------


                                ZYGO CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              06-0864500
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


LAUREL BROOK ROAD, MIDDLEFIELD, CONNECTICUT                      06455
-------------------------------------------                   -------------
(Address of principal executive offices)                       (Zip Code)


                                 (860)  347-8506
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


          17,389,987 Common Stock, $.10 Par Value, at November 9, 2001

================================================================================

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, are forward-looking statements. These forward looking statements include without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project" and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors" which references the Form 10-K405. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share amounts)

                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                           2001       2000
                                                         --------    --------
Net sales ............................................   $ 20,956    $ 23,932
Cost of good sold ....................................     13,931      13,963
                                                         --------    --------
     Gross profit ....................................      7,025       9,969
Selling, general and administrative expenses .........      5,812       5,391
Research, development and engineering expenses .......      5,224       3,255
Amortization of goodwill and other intangibles .......        199         199
                                                         --------    --------
     Operating (loss) profit .........................     (4,210)      1,124

Other income (expense):
     Interest income .................................        555         322
     Interest expense ................................       (229)         (3)
     Miscellaneous income (expense), net .............        173         (64)
                                                         --------    --------
          Total other income .........................        499         255
                                                         --------    --------
          (Loss) earnings before income taxes and
            minority interest ........................     (3,711)      1,379

Income tax (benefit) expense .........................     (1,410)        469
                                                         --------    --------
(Loss) earnings before minority interest .............     (2,301)        910

Minority interest ....................................         70          93
                                                         --------    --------
Net (loss) earnings ..................................   $ (2,371)   $    817
                                                         ========    ========

(Loss) earnings per common and common
  equivalent share:
     Basic (1) .......................................   $   (.14)   $    .06
                                                         ========    ========
     Diluted (1) .....................................   $   (.14)   $    .05
                                                         ========    ========

Weighted average common shares and common dilutive
  equivalents outstanding:
     Basic (2) .......................................     17,389      14,300
                                                         ========    ========
     Diluted (2) .....................................     17,389      15,209
                                                         ========    ========

------------

(1) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amount of 909 shares for the three months ended September 30, 2000.

CONSOLIDATED BALANCE SHEETS
 (Thousands, except share amounts)

                                                        SEPTEMBER 30,  June 30,
                                                           2001          2001
                                                        ------------  ---------
ASSETS
Current assets:
     Cash and cash equivalents .......................   $  40,977    $  52,630
     Marketable securities ...........................       7,188        7,121
     Receivables .....................................      21,451       27,278
     Inventories .....................................      25,651       24,261
     Costs in excess of billings .....................       1,600        1,802
     Prepaid expenses ................................       1,246        1,393
     Deferred income taxes ...........................       4,055        4,076
                                                         ---------    ---------
          Total current assets .......................     102,168      118,561
                                                         ---------    ---------
Property, plant and equipment, net ...................      53,903       47,475
Deferred income taxes ................................      15,819       15,819
Goodwill and other intangibles, net ..................       4,805        4,867
Other assets .........................................        --            110
                                                         ---------    ---------
TOTAL ASSETS .........................................   $ 176,695    $ 186,832
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...............   $     488    $     279
     Accounts payable ................................       7,271        8,648
     Accrued progress payments .......................         364          549
     Accrued salary and wages ........................       2,285        7,153
     Other accrued liabilities .......................       4,680        4,688
     Income taxes payable ............................       1,428        3,132
                                                         ---------    ---------
          Total current liabilities ..................      16,516       24,449
                                                         ---------    ---------

Long-term debt .......................................      12,072       12,281
Minority interest ....................................       1,033          963

Stockholders' equity:
     Common stock, $.10 par value per share:
          40,000,000 shares authorized;
          17,837,192 shares issued (17,803,812
          at June 30, 2001); 17,389,987 shares
          outstanding (17,356,607 at June 30, 2001) ..       1,784        1,780
     Additional paid-in capital ......................     134,887      134,380
     Retained earnings ...............................      17,343       19,714
     Accumulated other comprehensive income:
          Currency translation effects ...............        (873)      (1,786)
          Net unrealized gain (loss) on swap agreement        (868)          31
          Net unrealized gain on marketable securities          88           37
                                                         ---------     --------
                                                           152,361      154,156
     Less treasury stock, at cost;
       447,205 common shares (447,205 shares at
         June 30, 2001) ..............................       5,287        5,017
                                                         ---------    ---------
           Total stockholders' equity ................     147,074      149,139
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 176,695    $ 186,832
                                                         =========    =========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands)




                                                                                                               Accum.
                                                                                                               Other
                                                             Comp.      Common      Paid-In       Retained      Comp.      Treasury
                                                Total       Income       Stock      Capital       Earnings     Income       Stock
                                             ---------    --------     ----------   ---------    ----------   ---------    --------
Balance at June 30, 2001 .................   $ 149,139                  $   1,780   $ 134,380    $  19,714    $  (1,718)   $(5,017)
Comprehensive loss
  Net loss                                      (2,371)     (2,371)                                 (2,371)
                                                            ------
  Other comprehensive loss, net of tax
    Unrealized gain on marketable
      securities                                    51          51
    Unrealized loss on swap agreement             (899)       (899)
    Foreign currency translation effect            913         913
                                                            ------
  Other comprehensive loss                                      65                                                  65
                                                            ------
Comprehensive loss                                          (2,306)
                                                            ======
Repurchased common stock adjustment               (270)                                                                       (270)
Exercise of employee stock options
 and related tax effect                            511                         4          507
                                             ---------                 ---------    ---------    ---------    ---------    -------
Balance at September 30, 2001 ............   $ 147,074                 $   1,784    $ 134,887    $  17,343    $  (1,653)   $(5,287)


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Thousands)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                   2001        2000
                                                                 --------    -------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net (loss) earnings .....................................   $ (2,371)   $    817
     Adjustments to reconcile net earnings (loss) to cash
          provided by (used for) operating activities:
          Depreciation and amortization ......................      1,782       1,146
          Loss on disposal of assets .........................         38        --
          Deferred income taxes ..............................         21        --
          Changes in operating accounts:
               Receivables ...................................      5,828      (1,897)
               Costs in excess of billings ...................        201       2,379
               Inventories ...................................     (1,390)     (3,891)
               Prepaid expenses ..............................        148         438
               Accounts payable and accrued expenses .........     (8,129)     (3,229)
               Minority interest .............................         70          93
                                                                 --------    --------
          Net cash provided by (used for) operating activities     (3,802)     (4,144)
                                                                 --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
     Additions to property, plant and equipment ..............     (8,049)     (4,433)
     Investment in marketable securities .....................     (2,991)         (9)
     Investments in other assets .............................        (27)     (2,353)
     Proceeds from the sale of marketable securities .........      2,975        --
                                                                 --------    --------
     Net cash provided by  (used for) investing activities ...     (8,092)     (6,795)
                                                                 --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
     Proceeds of debt ........................................       --           250
     Exercise of employee stock options ......................        511       3,122
     Repurchased common stock adjustment .....................       (270)       --
                                                                 --------    --------
     Net cash provided by (used for) financing activities ....        241       3,372
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........    (11,653)     (7,567)
Cash and cash equivalents, beginning of year .................     52,630      15,598
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 40,977    $  8,031
                                                                 ========    ========


These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2001 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thousands of dollars, except for share and per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Balance Sheet at September 30, 2001, the Consolidated Statements of Earnings for the three-months ended September 30, 2001 and 2000, the Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2001, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("ZYGO" or the "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                          SEPTEMBER 30, September 30,
                                              2001          2000
                                          -----------   -------------
Weighted average shares outstanding .......   17,389      14,300
Dilutive effect of stock options ..........     --           909
                                              ------      ------
Diluted weighted average shares outstanding   17,389      15,209
                                              ======      ======

For the first quarter of fiscal 2002, the Company recorded a loss and 331 stock options were excluded from the computation because of the anti-dilutive effect on earnings per share.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2001 and June 30, 2001, inventories were as follows:

                                       SEPTEMBER 30,     June 30,
                                           2001            2001
                                       ------------      ---------
Raw materials and manufactured parts   $ 18,528          $ 20,359
Work in process ....................      6,860             5,674
Finished goods .....................      2,239             1,308
                                       --------          --------
                                         27,627            27,341
Reserves ...........................     (1,976)           (3,080)
                                       --------          --------
                                       $ 25,651          $ 24,261
                                       ========          ========

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost. Costs of additions, replacements and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At September 30, 2001 and June 30, 2001, property, plant and equipment, at cost, were as follows:

                                           SEPTEMBER 30,       June 30,
                                               2001              2001
                                           -------------       ---------
Land and land improvements ...............   $  3,816          $  3,778
Buildings and building improvements ......     24,164             9,199
Machinery, equipment, and office furniture     36,275            31,101
Leasehold improvements ...................        372               625
Construction in progress .................     11,423            23,849
                                             --------          --------
                                               76,050            68,552
Accumulated depreciation .................    (22,147)          (21,077)
                                             --------          --------
                                             $ 53,903          $ 47,475
                                             ========          ========

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method.

LONG-TERM DEBT

On May 14, 2001, the Company entered into a mortgage on the newly constructed facility located in Westborough, Massachusetts. The mortgage amount is $12,560 at an interest rate of LIBOR plus 100 basis points (approximately 3.7% at September 30, 2001) and is payable in full on May 14, 2007. Interest only payments are to be made through February 14, 2002. The mortgage is then amortizing on a 15-year level amortization schedule requiring level monthly principal and interest payments. As of September 30, 2001, long-term debt was $12,072 with a current portion of long-term debt of $488. The agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of September 30, 2001, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of September 30, 2001, the market value of the agreement is $(868) and is recorded as a liability with a corresponding charge to stockholders' equity.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes Accounting Principles Board
(APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principles. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS No. 142. We do not expect the adoption of SFAS No. 142 to have a material effect on our results of operations or statements of financial position and will adopt SFAS No. 142 effective for our fiscal year 2003.

NOTE 3: SEGMENT INFORMATION

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards, using a management approach, for reporting information regarding operating segments in annual financial statements. The management approach designates the internal reporting that is used by the chief operating decision-maker when making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's president has been determined to be its chief operating decision-maker, as defined under Statement 131.

The Company operates in three principal business segments globally:
Semiconductor, Industrial, and Telecommunications. The segment data is presented below in a manner consistent with management's internal measurement of the business.

                                        Three Months Ended
                                           September 30,
                                      ---------------------
                                       2001         2000
                                      -------      --------
SEMICONDUCTOR
      Sales ...................       $10,385      $15,090
      Gross profit ............         3,931        6,226
      Gross profit as a % sales            38%          41%

INDUSTRIAL
      Sales ...................       $ 8,272      $ 7,518
      Gross profit ............         2,649        3,141
      Gross profit as a % sales            32%          42%

TELECOMMUNICATIONS
      Sales ...................       $ 2,299      $ 1,324
      Gross profit ............           445          602
      Gross profit as a % sales            19%          45%

TOTAL
      Sales ...................       $20,956      $23,932
      Gross profit ............       $ 7,025      $ 9,969
      Gross profit as a % sales            34%          42%



Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's sales by geographic area were as follows:


                                       Three Months Ended
                                          September 30,
                                      -------------------
                                        2001      2000
                                      --------  --------
Americas (primarily United States)    $10,391   $14,503
Far East:
   Japan ..........................     5,901     5,197
   Pacific Rim ....................     1,387     2,050
                                      -------   -------
Total Far East ....................   $ 7,288   $ 7,247
Europe and Other (primarily Europe)     3,277     2,182
                                      -------   -------
Total .............................   $20,956   $23,932
                                      =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

Net sales of $20,956,000 for the first quarter of fiscal 2002 ended September 30, 2001 decreased by $2,976,000, or 12%, from $23,932,000 for the comparable quarter ended September 30, 2000. For the first quarter of fiscal 2002, net sales in the semiconductor segment were $10,385,000, or 50% of total net sales, as compared to $15,090,000, or 63%, in the prior year period; net sales in the industrial segment were $8,272,000, or 39% of total net sales, as compared to $7,518,000, or 31%, in the prior year period; and net sales in the telecommunications segment were $2,299,000, or 11% of total net sales, as compared to $1,324,000, or 6%, in the prior year period. The Company was impacted significantly by the downturn in the semiconductor industry.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $10,391,000 in the first quarter of fiscal 2002, a decrease of $4,112,000, or 28%, from the first quarter of fiscal 2001 levels of $14,503,000. The Company's sales to outside the Americas amounted to $10,565,000 in the first quarter of fiscal 2002, an increase of $1,136,000, or 12%, from the first quarter of fiscal 2001 levels of $9,429,000. Sales to Japan during the first quarter of fiscal 2002 amounted to $5,901,000, an increase of $704,000, or 14%, from the first quarter of fiscal 2001 sales levels. Japan sales were driven by demand for metrology instrumentation components in the semiconductor and industrial markets. Sales to Europe/Other, primarily Europe, amounted to $3,277,000, an increase of $1,095,000, or 50%, from the first quarter of fiscal 2001 due to increased sales in the industrial and semiconductor markets. Sales to the Pacific Rim, excluding Japan, amounted to $1,387,000, a decrease of $663,000, or 32%, from the first quarter of fiscal 2001 sales levels due to reductions in sales in the semiconductor market. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in the first quarter of fiscal 2002 amounted to $7,025,000, a decrease of $2,944,000, or 30%, from gross profit of $9,969,000 in the first quarter of fiscal 2001. Gross profit as a percentage of sales in the first quarter of fiscal 2002 was 34%, as compared to 42% in the first quarter of fiscal 2001. The decrease in gross profit and gross profit as a percentage of sales primarily were due to lower production volumes and a change in product mix from the semiconductor to the industrial segment, which carries a lower margin.

Selling, general and administrative expenses ("SG&A") in the first quarter of fiscal 2002 amounted to $5,812,000, an increase of $421,000, or 8%, from the first quarter of fiscal 2001. As a percentage of net sales, SG&A for the first quarter of fiscal 2002 was 28%, as compared to 23% in the first quarter of fiscal 2001. The increase in SG&A for the first quarter of fiscal 2002 resulted from the increase in the sales infrastructure for the telecommunications market, partially offset by lower incentive compensation costs due to lower sales volume.

Research, development and engineering expenses ("R&D") in the first quarter of fiscal 2002 totaled $5,224,000 and increased by $1,969,000, or 60%. R&D as a percentage of net sales for the first quarter of fiscal 2002 was 25%, as compared to 14% in the first quarter of fiscal 2001. The increase in R&D for the first quarter of fiscal 2002 primarily was due to continued investment in the semiconductor and telecommunication segments, including telecommunication automation.

Amortization expense remained constant at $199,000 for the first quarter of both fiscal 2002 and fiscal 2001.

The Company recorded an operating loss of $4,210,000 in the first quarter of fiscal 2002, as compared to operating profit of $1,124,000 in the first quarter of fiscal 2001. The operating loss as a percentage of sales in the first quarter of fiscal 2002 was (20%), as compared to an operating profit as a percentage of sales of 5% in the first quarter of fiscal 2001.

Income tax benefit in the first quarter of fiscal 2002 totaled $1,410,000, or 38% of pretax losses, which compares with an income tax expense of $469,000, or 34% of pretax profits, in the first quarter of fiscal 2001. The effective tax rate of 38% for first quarter fiscal 2002 has increased from the 24% tax rate used for fiscal 2001. The lower effective tax rate in fiscal 2001 primarily was due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly Technologies, Inc.

The Company recorded a net loss of $2,371,000 for the first quarter ended September 30, 2001 as compared to net earnings of $817,000 for the comparable quarter ended September 30, 2000. On a diluted per share basis, the net loss was $.14 per share for the quarter ended September 30, 2001, compared with a net earnings of $.05 per share in the comparable prior year period. The net loss per share is based on the weighted average basic shares outstanding which equals the diluted weighted average shares. The basic and fully diluted weighted average number of shares outstanding for the quarter ended September 30, 2001 were 17,389,000 as compared to 14,300,000 basic shares and 15,209,000 fully diluted shares for the quarter ended September 30, 2000. The increases in the number of shares outstanding were due to the 2,924,500 shares issued in March 2001 in the secondary offering of the Company's common stock and the exercise of stock options.

Backlog at September 30, 2001 was $54,746,000, a decrease of $756,000, or 1%, as compared to $55,502,000 at June 30, 2001, and a decrease of $1,733,000, or 3%, from $56,479,000 at September 30, 2000. The backlog at September 30, 2001 consisted of $30,818,000, or 56%, in the semiconductor segment; $13,028,000, or 24%, in the industrial segment; and $10,900,000, or 20%, in the telecommunications segment. Orders for first quarter of fiscal 2002 totaled $20,200,000 and consisted of $6,262,000, or 31%, in the semiconductor segment; $9,551,000, or 47%, in the industrial segment; and $4,387,000, or 22%, in the telecommunications segment.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, working capital was $85,652,000, a decrease of $8,460,000 from the $94,112,000 at June 30, 2001. The Company maintained cash, cash equivalents, and marketable securities of $48,165,000 at September 30, 2001, which primarily are invested in securities with maturities of 30 days or less. This represents a decrease of $11,586,000 from June 30, 2001, primarily due to investments in property, plant, and equipment and reductions in current liabilities, partially offset by a decrease in accounts receivable. The increase in property, plant, and equipment in the first quarter of fiscal 2002 primarily related to investment in the new Zygo TeraOptix facility in Westborough, Massachusetts ($4,173,000) and in optical equipment ($1,306,000). The decrease in current liabilities primarily was due to the payment of profit sharing and other incentive compensation attributable to fiscal 2001 results ($3,473,000) and a reduction in income taxes payable related to the tax benefit generated by the loss for the first quarter of fiscal 2002 ($1,410,000). As of September 30, 2001 the Company had $12,560,000 in long-term debt related to a mortgage on the new plant in Westborough, Massachusetts. There were no borrowings outstanding under the Company's $3,000,000 bank line of credit at September 30, 2001. Stockholders equity at September 30, 2001 decreased by $2,065,000 from June 30, 2001 to $147,074,000, primarily due to the net loss in the first quarter of fiscal 2002.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

There have been no significant changes in our assessment of risk factors that may impact future results from that disclosed in our Form 10-K405 for the year ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and marketable securities including money market funds, commercial paper, corporate bonds and tax-exempt bonds. Our interest income on our variable rate investments are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term instruments. The impact of interest rate changes on the Company's results cannot be measured.

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12,560,000 at an interest rate of LIBOR plus 100 basis points (3.7% at September 30, 2001) which is payable in full on May 14, 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material risk exposure exists.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

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


                                               ZYGO CORPORATION
                                       ----------------------------------
                                               (Registrant)



                                       /s/    J. BRUCE ROBINSON
                                       ---------------------------------------
                                       J. Bruce Robinson
                                       President, Chairman, and Chief Executive
                                         Officer

                                       /s/     RICHARD M. DRESSLER
                                       -------------------------------------
                                       Richard M. Dressler
                                       Vice President, Finance, Chief Financial
                                         Officer, and Treasurer






Date:  NOVEMBER 14, 2001