Form 10-K405/A
period 2001-06-30
ZYGO CORP
filed 2002-02-14
CIK 730716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-K405/A

                                 AMENDMENT NO. 1

(Mark One)
    [X]       Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2001

                                       Or

    [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the transition period from ______________ to ______________

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


                                (860) 347-8506
                    ---------------------------------------
                   (Registrant's telephone number, including area code:)


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

         Aggregate market value at September 24, 2001, was $202,419,449
           Aggregate market value at February 8, 2002 was $203,485,531


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    17,389,987 Shares of Common Stock, $.10 Par Value, at September 24, 2001 17,434,609 Shares of Common Stock, $.10 Par Value, at February 8, 2002

================================================================================

This Form 10-K405/A is being filed by Zygo Corporation (the "Company") in order to include the information required by Items 10 through 13 of Part III of Form 10-K under the Securities Exchange Act of 1934, as amended. The Company's Annual Report on Form 10-K405 was filed with the Securities and Exchange Commission on September 28, 2001, and provided for the incorporation by reference in Items 10 through 13 the information contained in the Company's proxy statement to be issued in connection with its November 14, 2001, Annual Meeting of Stockholders. The Company erroneously failed to file by EDGAR this Proxy Statement, dated October 6, 2001, which resulted in the proxy information to be incorporated by reference in the Company's Form 10-K405 to never have been filed with the Commission.

The Annual Report on Form 10-K405 for the fiscal year ended June 30, 2001 (File No. 000-12944) of the Company, as filed with the Securities and Exchange Commission on September 28, 2001, is hereby amended by amending and restating Items 10 through 13 of Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our executive officers is provided in Part I of this Annual Report. At September 28, 2001, our directors were as follows:

                        PRINCIPAL OCCUPATION DURING PAST
                            FIVE YEARS AND CERTAIN OTHER              DIRECTOR
NAME                                DIRECTORSHIPS               AGE     SINCE
----                    --------------------------------        ---   --------
John Berg           President, Zygo TeraOptix since May         38       2000
                    2000; President and Chief  Technical
                    Officer of Firefly Technologies, Inc.
                    from 1997 to 2000; and held senior
                    management and key engineering positions at Digital Papyrus Corporation from 1995 to 1997.


Paul F. Forman      Chairman Emeritus as of November 1998;      67       1970
                    Chairman of the Board from June 1970 to
                    November 1998, Independent Consultant to and Board Member of a number of Hi-Tech
                    Private Companies for more than the last five years.


R. Clark Harris     Partner of NorthEast Ventures since June    64       2000
                    1998; from May 1995 to May  1998,
                    President of Uniphase Telecommunication
                    Products; Director of New Focus Inc.


Seymour E. Liebman  Executive Vice President and General        52       1993
                    Counsel of Canon U.S.A., Inc. for more
                    than the last five years; Director of
                    Energy Conversion Devices, Inc.


Robert G. McKelvey  Chairman and President of George           64       1983
                    McKelvey Co., Inc. (Investment Advisor
                    and Securities Broker-Dealer) for more
                    than the last five years.

J. Bruce Robinson   Chairman, President, and Chief Executive    59       1999
                    Officer of the Company since November
                    2000; President and Chief Executive
                    Officer of the Company since November
                    1999; and President of the Company from
                    February 1999 to November 1999;
                    President Worldwide Operations of The
                    Foxboro Company from 1996 to 1998; and
                    President of Foxboro Europe from 1990 to
                    1996.


Patrick Tan         Vice President, Business Operations,        41       2000
                    Zygo TeraOptix since May 2000; Vice
                    President of Business Operations of
                    Firefly Technologies, Inc. from 1997 to
                    2000; held management and engineering
                    positions at Quantum Corporation from
                    1994 to 1997.


Robert B. Taylor    Senior Vice President for Finance and       54       1988
                    Administration of the Colonial
                    Williamsburg Foundation since January
                    2001; Vice President and Treasurer of
                    Wesleyan University from April 1985 to
                    January 2001.


Carl A. Zanoni      Vice President, Technology of the           60       1970
                    Company since June 1998, and Vice
                    President of Research, Development and
                    Engineering from April 1992 to June 1998.


On January 28, 2002, Bruce Worster, a private investor, replaced Patrick Tan as a Director of the Company.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they filed.

Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains information concerning the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer of the Company during the 2001 fiscal year and the other four most highly compensated executive officers of the Company ("named executives") whose cash compensation exceeded $100,000 for the year ended June 30, 2001 for services in all capacities to the Company.

                                          SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                     ANNUAL COMPENSATION                  COMPENSATION AWARDS
----------------------------------------------------------------------------------------------------------------
                                                                                       SECURITIES     ALL OTHER
NAME & PRINCIPAL POSITION     FISCAL                                  OTHER ANNUAL     UNDERLYING    COMPENSATION
HELD DURING FISCAL 2001        YEAR         SALARY         BONUS     COMPENSATION(1)  OPTIONS/SARs    (2)(3)(4)
----------------------------------------------------------------------------------------------------------------
J. Bruce Robinson (5)          2001        $293,269       $146,358       $10,800         84,625       $ 7,888
Chairman, President and        2000        $268,269       $   --         $10,800         20,000       $43,448
Chief Executive Officer        1999        $ 81,731       $   --         $ 3,738         50,000       $55,112

John Berg (6)                  2001        $200,000       $ 34,144       $10,385        112,500       $ 4,227
President, Zygo TeraOptix,     2000        $ 23,077       $   --         $ 1,246           --         $  --
Director                       1999        $   --         $   --         $  --             --         $  --

Brian J. Monti (7)             2001        $187,454       $ 74,321       $10,800         26,875       $ 6,374
Vice President, Worldwide      2000        $169,804       $   --         $10,385         25,000       $66,228
Sales and Marketing            1999        $   --         $   --         $  --             --         $  --

Peter Mumola (8)               2001        $158,769       $ 86,254       $10,800         16,875       $ 5,700
Vice President,                2000        $151,800       $   --         $ 9,762           --         $ 4,904
Optics Division                1999        $  --          $   --         $  --             --         $  --

Carl A. Zanoni                 2001        $222,277       $ 77,935       $10,800         56,250       $ 7,057
Vice President                 2000        $207,308       $   --         $10,800         20,000       $ 5,559
Technology, Director           1999        $195,192       $   --         $10,800           --         $13,833

----------

(1)  Amounts paid as automobile allowance.

(2)  Includes aggregate amounts of $5,008, $1,923, $4,171, $3,834 and $4,444 in fiscal 2001, $0, $0, $0,
     $4,904 and $3,831 in fiscal 2000, and $0, $0, $0, $0, and $12,105 in fiscal 1999, paid or contributed on behalf of Messrs. Robinson, Berg, Monti, Mumola, and Zanoni, respectively, under the Company's Defined
     Contribution Profit Sharing Plan. Contributions made under the profit sharing component of the Plan are determined annually by the Board of Directors, based on each employee's compensation, and vest at the rate of 20% per year of service to the Company. Employees are fully vested in contributions made in the discretion of the Company under the 401(k) component of the Plan.

(3)  Includes $2,880, $2,304, $2,203, $1,866, and $2,613 in fiscal 2001, $1,728, $1,728, $1,728, $0 and
     $1,728 in fiscal 2000, and $1,728, $0, $0, $0 and $1,728 in fiscal 1999, for Messrs. Robinson, Berg,
     Monti, Mumola, and Zanoni, respectively, representing the value of life insurance provided to the named executives.

(4)  Includes relocation expenses of $41,720 and $64,500 for Messrs. Robinson and Monti, respectively, in fiscal 2000 and $53,384 in fiscal 1999 for Mr. Robinson.

(5)  Mr. Robinson became President of the Company on February 22, 1999, Chief Executive Officer of the
     Company on November 17, 1999, and Chairman of the Board on November 27, 2000.

(6)  Mr. Berg became an officer of the Company in May 2000.

(7)  Mr. Monti became an officer of the Company in July 1999.

(8)  Mr. Mumola became an officer of the Company in July 2000.


                      OPTION PLAN BENEFITS GRANTED DURING FISCAL 2001

                                                                       POTENTIAL REALIZED
                                                                        VALUE AT ASSUMED
                                                                        ANNUAL RATES OF
                                                                          STOCK PRICE
                                                                        APPRECIATION FOR
                            INDIVIDUAL GRANTS                             OPTION TERM
-----------------------------------------------------------------------------------------------
                     NO. OF    % OF TOTAL
                   SECURITIES   OPTIONS     EXERCISE
                   UNDERLYING   GRANTED TO  PRICE OR
                    OPTIONS    EMPLOYEES   BASE PRICE  EXPIRATION
NAME               GRANTED(1)   IN 2001   PER SHARE(2)    DATE         5%              10%
-----------------------------------------------------------------------------------------------
J. Bruce Robinson    15,000       1.1%       $77.75      9/08/10     $  733,448      $1,858,702
                     52,700       3.8%       $87.00      9/29/10     $2,883,419      $7,307,150
                     16,925       1.2%       $18.64      6/26/11     $  198,405      $  502,797

John Berg            18,000       1.3%       $77.75      9/08/10     $  880,138      $2,230,443
                     40,000       2.9%       $83.00      9/22/10     $2,087,930      $5,291,225
                     40,000       2.9%       $20.81      4/11/11     $  523,492      $1,326,631
                     14,500       1.0%       $18.64      6/26/11     $  169,978      $  430,757

Brian J. Monti        8,000        .6%       $77.75      9/08/10     $  391,172      $  991,308
                     13,500       1.0%       $87.00      9/29/10     $  738,637      $1,871,851
                      5,375        .4%       $18.64      6/26/11     $   63,009      $  159,677

Peter Mumola         10,000        .7%       $77.75      9/08/10     $  488,966      $1,239,135
                      3,500        .3%       $87.00      9/29/10     $  191,498      $  485,295
                      3,375        .2%       $18.64      6/26/11     $   39,564      $  100,262

Carl A. Zanoni        5,000        .4%       $77.75      9/08/10     $  244,483      $  619,567
                     40,000       2.9%       $83.00      9/22/10     $2,087,930      $5,291,225
                     11,250        .7%       $18.64      6/26/11     $  131,879      $  334,208

-------------

(1)  Options vest ratably over four years on the anniversary of the grant.

(2)  For all option grants, the exercise price was equal to the market value of the underlying Common Stock on the day of the grant.



     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                   NUMBERS OF                VALUE OF UNEXERCISED
                                                  UNEXERCISED               IN-THE MONEY OPTIONS AT
                                            OPTIONS AT JUNE 30, 2001          JUNE 30, 2001 (1)
                                           ---------------------------   ---------------------------
                      SHARES
                     ACQUIRED    VALUE
NAME               ON EXERCISE  REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------------------------------------------
J. Bruce Robinson       --         --        30,000         124,625        $348,000      $536,599
John Berg               --         --          --           112,500        $  --         $109,945
Brian J. Monti          --         --         6,250          45,625        $ 52,500      $176,904
Peter Mumola           2,500   $187,033       2,500          21,875        $ 32,188      $ 76,559
Carl A. Zanoni          --         --         8,000          74,250        $ 50,257      $122,745
----------------------------------------------------------------------------------------------------

(1) Options with an exercise price less than or equal to the market value of the underlying
    Common Stock price at June 30, 2001 of $22.25 (the closing price in the public markets).

                    EMPLOYMENT AGREEMENTS AND RELATED MATTERS

In January 1999, the Company entered into an employment agreement with Mr. Robinson. Under the employment agreement, Mr. Robinson receives an annual base salary of $250,000, or such higher amount as the Board may determine from time-to-time. The term of Mr. Robinson's employment under the employment agreement is one year, commencing February 22, 1999, subject to automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement also provided for the grant to Mr. Robinson of a stock option to purchase 50,000 shares of the Company's Common Stock, at the market price on the date of grant, with 25% of the stock option vesting at the end of each of the first four years.

Effective November 18, 1999, Mr. Robinson's employment agreement was amended to change Mr. Robinson's position to President and Chief Executive Officer and to increase his annual base salary to $275,000 (or such higher amount as the Board may determine from time-to-time).

In July 1999, the Company entered into an employment agreement with Mr. Monti to serve as Vice President -- Sales & Marketing. Under the agreement, Mr. Monti receives an annual base salary of $175,000 or such higher amount as the Board may determine from time-to-time. The term of Mr. Monti's agreement is one year and is subject to automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement with Mr. Monti also provided for the grant to Mr. Monti of a stock option to purchase 20,000 shares of the Company's Common Stock, at the market price on the date of grant, with 25% of the stock options vesting at the end of each of the first four years.

The employment agreements described above grant to Messrs. Robinson and Monti, a severance package in the event the Company terminates their employment (other than for justifiable cause

(as defined in each of the employment agreements), disability, or death) with the Company. Under the package, Mr. Robinson would be provided his base salary from the time of his involuntary termination to 12 months thereafter. In addition, in the event Mr. Robinson resigns within 90 days of a "Change of Control" (as defined in his agreement) of the Company, the agreement generally provides for (i) the continued payment of his salary for a one-year period, and
(ii) the continuation, for a period of the lesser of one year or until covered by another plan, of all existing health insurance, dental coverage, life insurance, AD&D and long-term disability coverage then in effect for Mr. Robinson. The severance coverage for Mr. Robinson additionally provides for the automatic vesting of options to purchase shares of the Company's Common Stock then held by Mr. Robinson.

Mr. Monti's agreement provides for the continuation of his base salary for six months from the date of his involuntary termination. In the event his employment is terminated without justification and occurs after a "Change of Control", the agreement provides for the (i) continuation of existing health, dental and long term disability insurances, as well as AD&D coverage in effect at the time of termination for a period of the lesser of six months or until covered by another plan and (ii) continuation of Mr. Monti's salary for a period of six months after the date of termination.

In connection with the Company's acquisition of Firefly Technologies, Inc. (now called Zygo TeraOptix) in May 2000, Zygo TeraOptix entered into an employment agreement with, among others, each of John Berg and Patrick Tan, the President and Vice President, Business Operations, respectively, of Zygo TeraOptix. The employment agreements provide for a term of three years commencing May 5, 2000, subject to automatic one-year renewal terms unless terminated by either party upon sixty (60) days prior written notice. The employment agreements further provide for Mr. Berg and Mr. Tan to receive, among other things, an annual base salary of $200,000 and $175,000, respectively, or such higher amount as the President of the Company may determine from time-to-time, and one year's base salary as severance in the event his employment is terminated by the Company (other than for justifiable cause (as defined in each of the agreements), disability, or death) or by Mr. Berg or Mr. Tan, as applicable, for Good Reason (as defined in each of the agreements). The severance coverage for each of Messrs. Berg and Tan additionally provides for the automatic vesting of options to purchase shares of the Company's common stock then held by Mr. Berg or Mr. Tan, as applicable, in the event the employment is terminated by him for Good Reason.

Effective November 18, 1999, the Company entered into an employment agreement with Gary K. Willis, its chairman, providing for Mr. Willis to receive an annual base salary of $137,500 and certain other benefits, in the role of Chairman of the Board of Directors of the Company. The term of the agreement was for three years, subject to automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The agreement was subsequently amended in August 2000 to, among other things, permit but not obligate the Company to nominate Mr. Willis as a director of the Company.

The agreement, as amended, provides for Mr. Willis to receive certain insurance and other benefits. For as long as Mr. Willis continues to render employment or consulting services to the Company and has not attained age 65, and to the extent permitted by the terms of the insurance policy of the insurer, the Company will continue in effect the existing life insurance policy in the amount of $600,000 and the existing key man life insurance policy in the amount of $1 million, both on the life of Mr. Willis. Upon the death of Mr. Willis, proceeds from the key man policy received by the Company, less all costs and expenses paid by the Company associated with this policy, and less a 5% annual rate of return on the capital outlay for this policy, will be paid to

Mr. Willis' designated beneficiary. In addition, Mr. Willis is entitled to participate in certain health insurance and short and long term disability plans, provided by the Company for its employees, to the extent permitted under the terms of the then existing plans and policies of plan providers.

The employment agreements described above grant to Mr. Willis a severance package in the event the Company terminates his employment (other than for justifiable cause (as defined in each of the employment agreements), disability, or death) with the Company, or in the event Mr. Willis resigns within 90 days of a "Change in Control" of the Company. Under the package, Mr. Willis will be provided with (i) the greater of one year's base salary or the entire remaining amount of Mr. Willis salary through November 17, 2002 and (ii) the continuation, of all existing health insurance, dental coverage, key man life insurance, AD&D and long-term disability coverage then in effect at Mr. Willis expense, until he attains age 65 contingent upon Mr. Willis maintaining a consulting relationship with the Company during the applicable period.

On November 9, 2001, the term of the employment agreement with Mr. Willis was amended. Under the terms of the amendment his employment ceased as of November 17, 2001. In consideration of this amendment to his term of employment, the Company paid Mr. Willis a lump sum amount of $146,935.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Paul F. Forman, R. Clark Harris, Seymour E. Liebman, and Robert G. McKelvey are presently the members of the Compensation Committee. Mr. Liebman is the Executive Vice President and General Counsel of Canon U.S.A., Inc., an affiliate of Canon Inc. ( "Canon"). Canon Sales Co., Inc., a subsidiary of Canon, acts as an exclusive distributor of certain of the Company's products in Japan. Sales to Canon and Canon Sales Co., Inc. aggregated approximately $43,336,000 for fiscal 2001. Selling prices were based, generally, on the normal terms given to domestic distributors. In addition, the Company and Canon have entered into agreements providing for confidential exchanges of certain technology, similar to agreements with various other customers. See "Certain Relationships and Related Transactions" in this Annual Report.

                              DIRECTOR COMPENSATION

Under the Company's Amended and Restated Non-Employee Director Stock Option Plan (the "Amended and Restated Director Plan"), effective September 24, 1999, each new director who is not also an employee of the Company or any of its subsidiaries (a "Non-Employee Director") generally is granted an option to purchase 8,000 shares of Common Stock on his or her first day of service as a Non-Employee Director or, if such first day of service is at least nine months after the Company's last Annual Meeting, the date of the first Annual Meeting occurring after his or her first day of service. Each other Non-Employee Director (including individuals who may have been new Non-Employee Directors in prior years) is granted an option to purchase 3,000 shares of Common Stock on the date of each Annual Meeting during his or her service as a Non-Employee Director. All options will be exercisable at a per share exercise price equal to the fair market value of the Common Stock on the date of grant, will be fully exercisable on the date of grant and will have a ten year term. In addition, Non-Employee Directors receive $1,000 for each board meeting attended in person, $500 for each board meeting attended by telephone connection, and $500 for committee meetings attended. Each Non-Employee Director also is reimbursed for out-of-pocket expenses incurred as a result of attendance at a board or committee meeting.

                 COMPENSATION AND STOCK OPTION COMMITTEE REPORT

The Compensation and Stock Option Committee is comprised of four non-employee directors. As members of the Compensation Committee, it is our responsibility to determine the most effective total executive compensation strategy based on the Company's business goals and consistent with stockholders' interests. Our specific duties entail reviewing the Company's compensation practices and determining or recommending compensation for certain executive officers and key employees.

COMPENSATION PHILOSOPHY

The Company believes that a strong, explicit link should exist between executive compensation and the value delivered to stockholders. This belief has been adhered to by developing both short-term and long-term incentive pay programs, which provide competitive compensation and mirror Company performance. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's strategy, to link executive and stockholder interests through equity-based plans and to provide a compensation package that recognizes individual contributions as well as overall business results.

Pay Mix and Measurement. The Company's executive compensation is based on three components, base salary, short-term incentives, and long-term incentives, each of which is intended to serve the overall compensation philosophy. In awarding salary increases and bonuses, the Compensation and Stock Option Committee did not relate the various elements of corporate performance to each element of executive compensation. Rather, the Compensation and Stock Option Committee considered whether the compensation package as a whole adequately compensated each executive for the Company's performance and an executive's contribution to such performance.

Base Salary. Base salaries for executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies. Annual salary adjustments are determined by evaluating overall Company performance and the performance of each executive officer taking into account new responsibilities. Individual performance ratings take into account such factors as achievement of the operating plan and attainment of specific individual objectives.

Short-term Incentives. At the start of each fiscal year, target levels of financial performance are established by senior management of the Company during the budgeting process and approved by the Board of Directors. An incentive award opportunity is established for each employee based on the employee's level of responsibility, potential contribution, the success of the Company, and competitive considerations.

The employee's actual award is determined at the end of the fiscal year based on the Company's achievement of its pretax profit and revenue goals and an assessment of the employee's individual performance, including contributions in a number of specific areas, such as quality, customer satisfaction, innovation, and efficiency. All awards made to senior executives are approved by the Compensation and Stock Option Committee.

Long-term Incentives. Stock options are granted from time-to-time to reward key employees' contributions. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability. Options are granted at the prevailing market value of the Company's Common Stock and will only have value if the Company's stock price increases. Generally, grants of options vest in equal amounts over four years and the individual must continue to be employed by the Company for such options to vest.

FISCAL 2001 COMPENSATION TO CHIEF EXECUTIVE OFFICER

The compensation of Mr. Robinson, the Chief Executive Officer of Zygo, has been determined and adjusted on the same basis as used for all executives as described above. During fiscal 2001, Mr. Robinson received salary payments totaling $293,269. Due to the Company's financial performance versus its targets in fiscal 2001, Mr. Robinson received a bonus of $146,358 under Zygo's Management Incentive Plan in fiscal 2002.

The Compensation and Stock Option Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate business goals and stockholder value. As performance goals are met or exceeded, resulting in increased value to stockholders, executives are rewarded commensurately. The Compensation and Stock Option Committee believes that compensation levels during 2001 adequately reflect the Company's compensation goals and policies.

In general, Section 162(m) of the Internal Revenue Code of 1986 imposes a $1 million limit on the amount of compensation the Company can deduct for a year with respect to each of the certain executive officers. For this purpose, certain performance based and other compensation may, under certain circumstances, be disregarded. The Compensation and Stock Option Committee is mindful of the deductibility limitation in making its compensation decisions. Nevertheless, there can be no assurance that compensation realized with respect to any particular stock option or other award will be fully deductible.


                                    COMPENSATION AND STOCK OPTION COMMITTEE

                                    Robert G. McKelvey, Chairman
                                    Paul F. Forman
                                    R. Clark Harris
                                    Seymour E. Liebman


                                PERFORMANCE GRAPH

The graph below compares cumulative total return of the Company's Common Stock with the cumulative total return of (i) the Nasdaq National Market--U.S. Index and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the peer group are ADE Corp., Cyberoptics Corp., KLA-Tencor Corp., Integral Vision, Inc., Nanometrics, Inc., Perceptron, Inc., and Robotic Vision Systems, Inc.

                   [GRAPHICAL REPRESENTATIVE OF TABLE BELOW]

                              6/96    6/97    6/98    6/99    6/00    6/01
                              ----    ----    ----    ----    ----    ----
ZYGO CORPORATION               100     141      68      52     415     102

PEER GROUP                     100     157      86     173     352     301

NASDAQ STOCK MARKET US         100     122     160     230     340     185


* $100 INVESTED ON 06/30/96 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING JUNE 30.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2001 (except as otherwise noted), (i) by each director of the Company, (ii) by each executive officer named in the Summary Compensation Table (see "Executive Compensation") (iii) by each person known by the Company to own beneficially 5% or more of its Common Stock, and (iv) by all directors and executive officers of the Company as a group. All such beneficial owners have sole voting and investment power with respect to the shares of Common Stock shown as owned by them, except for shares which can be acquired by the exercise of stock options and as may otherwise be noted. Unless otherwise indicated, the address for the named persons is c/o Zygo Corporation, Laurel Brook Road, Middlefield, Connecticut 06455.


DIRECTORS, OFFICERS AND                    NUMBER OF       % OF COMMON
    5% STOCKHOLDERS                          SHARES            STOCK
----------------------------               ---------       -----------
John Berg                                   377,984            2.2%
Paul F. Forman (a)                          378,530            2.2%
R. Clark Harris (b)                          11,000           <0.1%
Seymour E. Liebman (c)                       81,000            0.5%
Robert G. McKelvey (d)                      120,370            0.7%
J. Bruce Robinson (e)                        39,669            0.2%
Patrick Tan                                 211,363            1.2%
Robert B. Taylor (f)                         68,500            0.4%
Carl A. Zanoni (g)                          507,150            2.9%
Brian Monti (h)                              11,250           <0.1%
Peter Mumola (i)                              3,000           <0.1%

Kopp Investment Advisors, Inc. (j)
  6600 France Avenue South
  Edina, Minnesota 55435                  2,817,245           16.2%

Kern Capital Management (k)
  114 West 47th Street
  New York, New York 10036                1,877,800           10.8%

Canon Inc. (l)
  Shinjuku Dai-Ichi Seimei Building
  Tokyo 160, Japan                        1,210,410           7.0%

Capital Guardian Trust Co. (l)
  333 South Hope Street
  Los Angeles, California 90071           1,131,900           6.5%

Zurich Scudder Investments, Inc. (l)
  345 Park Avenue
  New York, New York 10154                1,002,300           5.8%

Bruce Worster (m)                             8,000          <0.1%

All directors and executive
  officers as a group (15 persons) (n)    1,901,364          10.8%

----------

(a) Includes options to purchase 6,000 shares of Common Stock, which are exercisable within 60 days.

(b) Includes options to purchase 11,000 shares of Common Stock, which are exercisable within 60 days.

(c) Includes options to purchase 66,000 shares of Common Stock, which are exercisable within 60 days. Does not include 1,210,410 shares owned by Canon, Inc., an affiliate of Canon U.S.A., Inc.

(d) Includes options to purchase 6,000 shares of Common Stock, which are exercisable within 60 days.

(e) Includes options to purchase 35,000 shares of Common Stock, which are exercisable within 60 days.

(f) Includes options to purchase 63,000 shares of Common Stock, which are exercisable within 60 days.

(g) Includes options to purchase 10,750 shares of Common Stock, which are exercisable within 60 days.

(h) Includes options to purchase 11,250 shares of Common Stock, which are exercisable within 60 days.

(i) Includes options to purchase 2,500 shares of Common Stock, which are exercisable within 60 days.

(j) The amount shown and the following information is derived from Amendment No. 1 to Schedule 13G, dated January 29, 2001, filed jointly on behalf of Kopp Investment Advisors, Inc. ("Kopp Advisors"), Kopp Holding Company ("Kopp Holding"), and LeRoy C. Kopp ("LCK"). Kopp Advisors has sole voting power over 981,700 of such shares, sole dispositive power over 735,000 of such shares and shared dispositive power over 2,082,245 of such shares. LCK is deemed to beneficially own 2,827,245 shares of common stock and has sole voting and dispositive power over 10,000 of such shares. Kopp Holding is deemed to beneficially own 2,817,245 shares of common stock. Kopp Advisors is a wholly owned subsidiary of Kopp Holding; and LCK owns 100% of the outstanding capital stock of Kopp Holding.

(k) The amount shown and the following information is derived from Amendment No. 1 to Schedule 13G, dated April 6, 2001, filed jointly on behalf of Kern Capital Management LLC ("Kern Capital"), Robert E. Kern Jr. ("REK") and David G. Kern ("DGK"). Each of Kern Capital, REK, and DGK is deemed to beneficially own all such 1,877,800 shares of common stock. Kern Capital has sole voting power over 1,796,900 of such shares and shared dispositive power over such 1,877,800 shares. Each of REK and DGK has shared voting power over 1,796,900 of such shares and shared dispositive power over such 1,877,800 shares. REK and DGK are controlling members of Kern Capital.

(l)  Information derived from NASDAQ Online as of August 30, 2001.

(m) Information is as of January 28, 2002, the date Mr. Worster became a director. Shareholdings consist of options to purchase 8,000 shares of Common Stock, which are exercisable on the date of grant.

(n) Includes options to purchase 292,374 shares of Common Stock, which are exercisable within 60 days. Includes Patrick Tan, who ceased to be a director on January 28, 2002, and excludes Bruce Worster who became a director of the Company on January 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Canon Sales Co., Inc., a subsidiary of Canon, acts as a distributor of certain of the Company's products in Japan. (See "Compensation Committee Interlocks and Insider Participation" earlier in this Annual Report.)

In December 2000, the Company made loans to two executive officers and directors, John Berg and Patrick Tan. Mr. Berg and Mr. Tan executed promissory notes in principal amounts of $114,782 and $72,418, respectively. The promissory notes were secured by real property owned by Mr. Berg and Mr. Tan, bore interest at a rate equal to 7% per annum, and were payable to the Company upon demand. The purpose of the loans was to allow Mr. Berg and Mr. Tan to satisfy their tax obligations arising from the Company's acquisition of Firefly Technologies, Inc., in which they were principal shareholders.

On April 11, 2001, the Company purchased an aggregate of 239,605 shares of its common stock from Messrs. Berg and Tan, pursuant to stock purchase agreements; all at a price per share of $20.81 (the closing market price of the common stock on that day). The purpose of the purchase was to allow Messrs. Berg and Tan to satisfy their respective tax obligations arising from the Firefly acquisition, and to satisfy and extinguish the loans they each previously incurred to pay additional taxes which arose from the acquisition of Firefly Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     ZYGO CORPORATION
  ------------------------
        Registrant


By  /s/ RICHARD M. DRESSLER                              Date: February 13, 2002
    --------------------------------
         Richard M. Dressler
         Vice President,
         Finance, Chief
         Financial Officer,
         and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE
         ---------                       -----

/s/ J. BRUCE ROBINSON        Chairman, President, and    Date: February 13, 2002
    ----------------------   Chief Executive Officer
    J. Bruce Robinson


/s/ RICHARD M. DRESSLER      Vice President, Finance,    Date: February 13, 2002
    ----------------------   Chief Financial Officer
    Richard M. Dressler      and Treasurer


/s/ CARL A. ZANONI           Vice President, Technology  Date: February 13, 2002
    ----------------------   and Director
    Carl  A. Zanoni



/s/ JOHN BERG                President, Zygo TeraOptix
--------------------------   and Director
   (John Berg)


/s/ PAUL F. FORMAN*          Director
--------------------------
   (Paul F. Forman)


/s/ R. CLARK HARRIS*         Director
--------------------------
   (R. Clark Harris)


/s/ SEYMOUR E. LIEBMAN*      Director
---------------------------
   (Seymour E. Liebman)


/s/ ROBERT G. MCKELVEY*      Director
---------------------------
   (Robert G. McKelvey)


/s/ ROBERT B. TAYLOR*        Director
---------------------------
   (Robert B. Taylor)


/s/ BRUCE WORSTER            Director                    Date: February 13, 2002
---------------------------
   (Bruce Worster)


*By /s/ RICHARD M. DRESSLER                              Date: February 13, 2002
    -----------------------
        Richard M. Dressler
        Attorney-in-Fact