Form 10-Q
period 2001-12-30
ZYGO CORP
filed 2002-02-14
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 30, 2001 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to
                               --------------------------    -------------------

Commission File Number 0-12944


                                ZYGO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   06-0864500
-----------------------------------              ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


LAUREL BROOK ROAD, MIDDLEFIELD, CONNECTICUT                  06455
--------------------------------------------      -----------------------------
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

                            YES       NO  X  (1)
                               ---      --------

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

     17,434,609 shares of Common Stock, $.10 Par Value, at February 8, 2002

(1) The Company erroneously omitted to file by EDGAR, with the Securities and Exchange Commission, a copy of the Company's proxy statement dated October 6, 2001, in connection with the Annual Meeting of Stockholders held on November 14, 2001. The proxy and the consequent amendment to the Company's Annual Report on Form 10K-405 dated June 30, 2001 were filed by the Company on February 13, 2002.

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

                                                 PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share amounts)


                                                     Three Months Ended       Six Months Ended
                                                        December 30,           December 30,
                                                   --------------------    --------------------
                                                     2001        2000        2001        2000
                                                   -------      -------    --------    --------
Net sales .......................................  $ 19,006    $ 32,731    $ 39,962    $ 56,663
Cost of good sold ...............................    14,328      19,120      28,259      33,083
                                                   --------    --------    --------    --------
     Gross profit ...............................     4,678      13,611      11,703      23,580

Selling, general and administrative expenses ....     6,625       6,254      12,437      11,645
Research, development and engineering expenses ..     6,529       4,216      11,753       7,471
Amortization of goodwill and other intangibles ..       235         200         434         399
Automation Systems Group exit costs .............     1,920        --         1,920        --
                                                   --------    --------    --------    --------
  Operating (loss) profit .......................   (10,631)      2,941     (14,841)      4,065

Gain on sale of Automation Systems Group ........     6,117        --         6,117        --

Other income (expense):
  Interest income ...............................       350         268         905         590
  Interest expense ..............................      (277)        (36)       (506)        (39)
  Miscellaneous (expense), net ..................      (296)       (110)       (123)       (174)
                                                   --------    --------    --------    --------
     Total other (expense) income ...............      (223)        122         276         377
                                                   --------    --------    --------    --------
     (Loss) earnings before income taxes and
       minority interest ........................    (4,737)      3,063      (8,448)      4,442

Income tax benefit (expense) ....................     1,800      (1,041)      3,210      (1,510)
                                                   --------    --------    --------    --------
     (Loss) earnings before minority interest ...    (2,937)      2,022      (5,238)      2,932

Minority interest ...............................        82         117         152         210
                                                   --------    --------    --------    --------
     Net (loss) earnings ........................  $ (3,019)   $  1,905    $ (5,390)   $  2,722

(Loss) earnings per common and common
   equivalent share:
     Basic (1) ..................................  $   (.17)   $    .13    $   (.31)   $    .19
                                                   ========    ========    ========    ========
     Diluted (1) ................................  $   (.17)   $    .13    $   (.31)   $    .18
                                                   ========    ========    ========    ========
Weighted average common shares and common
  dilutive equivalents outstanding:
     Basic (2) ..................................    17,390      14,359      17,390      14,329
                                                   ========    ========    ========    ========
     Diluted (2) ................................    17,390      15,123      17,390      15,166
                                                   ========    ========    ========    ========

------------

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amount of 764 and 837 shares for the three and six months ended December 30, 2000, respectively.

(2) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

CONSOLIDATED BALANCE SHEETS
 (Thousands, except share amounts)


                                                             DECEMBER 30,   June 30,
                                                                2001          2001
                                                             ------------  ---------
ASSETS
Current assets:
  Cash and cash equivalents ...............................   $  42,739    $  52,630
  Marketable securities ...................................       8,354        7,121
  Receivables .............................................      16,509       27,278
  Inventories .............................................      25,030       24,261
  Costs in excess of billings .............................       1,082        1,802
  Prepaid expenses ........................................       1,010        1,393
  Deferred income taxes ...................................       4,067        4,076
                                                              ---------    ---------
       Total current assets ...............................      98,791      118,561
                                                              ---------    ---------

Property, plant and equipment, net ........................      54,887       47,475
Deferred income taxes .....................................      19,167       15,819
Goodwill and other intangibles, net .......................       4,681        4,867
Other assets ..............................................        --            110
                                                              ---------    ---------
TOTAL ASSETS ..............................................   $ 177,526    $ 186,832
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .......................   $     698    $     279
  Accounts payable ........................................       5,649        8,648
  Accrued progress payments ...............................         604          549
  Accrued salary and wages ................................       3,593        7,153
  Other accrued liabilities ...............................       6,056        4,688
  Income taxes payable ....................................       2,890        3,132
                                                              ---------    ---------
        Total current liabilities .........................      19,490       24,449
                                                              ---------    ---------

Long-term debt ............................................      11,862       12,281
Other long-term liabilities ...............................       1,193         --
Minority interest .........................................       1,115          963

Stockholders' equity:
  Common stock, $.10 par value per share:
    40,000,000 shares authorized;
    17,837,442 shares issued (17,803,812 at
    June 30, 2001); 17,390,237 shares outstanding
    (17,356,607 at June 30, 2001) .........................       1,784        1,780
  Additional paid-in capital ..............................     134,935      134,380
  Retained earnings .......................................      14,324       19,714
  Accumulated other comprehensive income:
    Currency translation effects ..........................      (1,393)      (1,786)
    Net unrealized gain (loss) on swap agreement ..........        (563)          31
    Net unrealized gain on marketable securities ..........          66           37
                                                              ---------    ---------
                                                                149,153      154,156
  Less treasury stock, at cost;
    447,205 common shares (447,205 shares at June 30, 2001)       5,287        5,017
                                                              ---------    ---------
        Total stockholders' equity ........................     143,866      149,139
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $ 177,526    $ 186,832
                                                              =========    =========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands)

                                                                                                           Accum.
                                                                                                           Other
                                                         Comp.       Common       Paid-In     Retained      Comp.      Treasury
                                            Total        Income       Stock       Capital     Earnings      Income      Stock
                                          ---------    ---------    ---------    ---------    ---------    ---------   ---------
Balance at June 30, 2001 ..............   $ 149,139                 $   1,780    $ 134,380    $  19,714   $  (1,718)   $  (5,017)
Comprehensive loss
  Net loss ............................      (2,371)      (2,371)                                (2,371)
                                                       ---------
  Other comprehensive loss, net of tax
    Unrealized gain on marketable
      securities ......................          51           51
    Unrealized loss on swap agreement .        (899)        (899)
    Foreign currency translation effect         913          913
                                                       ---------
  Other comprehensive loss ............                       65                                                 65
                                                       ---------
Comprehensive loss ....................                   (2,306)
                                                       =========
Repurchased common stock adjustment ...        (270)                                                                        (270)
Exercise of employee stock options,
 net of related tax effect ............         511                         4          507
                                          ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at September 30, 2001 .........   $ 147,074                 $   1,784    $ 134,887    $  17,343   $  (1,653)   $  (5,287)
Comprehensive loss
  Net loss ............................      (3,019)      (3,019)                                (3,019)
                                                       ---------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable
      securities ......................         (22)         (22)
    Unrealized gain on swap agreement .         306          305
    Foreign currency translation effect        (521)        (520)
                                                       ---------
  Other comprehensive loss ............                     (237)                                              (237)
                                                       ---------
Comprehensive loss ....................                   (3,256)
                                                       =========
Non-cash compensation charges related
     to stock options .................          45                                     45
Exercise of employee stock options,
  net of related tax effect ...........           3                                      3
                                          ---------    ----------   ---------    ---------    ---------   ---------    ---------
Balance at December 30, 2001 ..........   $ 143,866                 $   1,784    $ 134,935    $  14,324   $  (1,890)   $  (5,287)


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Thousands)

                                                                    Six Months Ended
                                                                      December 30,
                                                                  ---------------------
                                                                     2001       2000
                                                                  --------    --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net (loss) earnings .........................................   $ (5,390)   $  2,722
  Adjustments to reconcile net (loss) earnings to cash
    provided by (used for) operating activities:
    Depreciation and amortization .............................      3,596       2,042
    Gain on sale of Automation Systems Group ..................     (6,117)       --
    Loss on disposal of assets ................................        160        --
    Deferred income taxes .....................................     (3,339)       (185)
    Non-cash compensation charges related to stock options ....         45        --
    Changes in operating accounts:
      Receivables .............................................     10,251      (1,893)
      Costs in excess of billings .............................     (1,772)      3,466
      Inventories .............................................     (2,144)     (7,701)
      Prepaid expenses ........................................        362         734
      Accounts payable and accrued expenses ...................     (3,606)       (360)
      Minority interest .......................................        152         210
                                                                  --------    --------
    Net cash provided by (used for) operating activities ......     (7,802)       (965)
                                                                  --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..................    (11,522)    (12,682)
  Investment in marketable securities .........................     (5,426)        976
  Investments in other assets .................................       (139)     (1,616)
  Proceeds from sale of Automation Systems Group,
    net of cash sold ($88) ....................................     11,305        --
  Receivables related to Sale of Automation Systems Group .....       (772)       --
  Proceeds from the sale of marketable securities .............      4,221        --
                                                                  --------    --------
  Net cash provided by (used for) investing activities ........     (2,333)    (13,322)
                                                                  --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds of debt ............................................       --         4,987
  Exercise of employee stock options, net of related tax effect        514       3,052
  Repurchased common stock adjustment .........................       (270)       --
                                                                  --------    --------
  Net cash provided by (used for) financing activities ........        244       8,039
                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents ..........     (9,891)     (6,248)
Cash and cash equivalents, beginning of year ..................     52,630      15,598
                                                                  --------    --------
Cash and cash equivalents, end of period ......................   $ 42,739    $  9,350
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thousands of dollars, except for share and per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Balance Sheet at December 30, 2001, the Consolidated Statements of Earnings for the three and six months ended December 30, 2001 and 2000, the Consolidated Statement of Stockholders' Equity for the three and six months ended December 30, 2001, and the Consolidated Statements of Cash Flows for the six months ended December 30, 2001 and 2000 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("ZYGO" or the "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended December 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                       Three Months Ended     Six Months Ended
                                          December 30,          December 30,
                                       ------------------     ----------------
                                         2001      2000        2001     2000
                                       -------   --------     ------   -------
Weighted average shares outstanding..   17,390   14,359       17,390   14,329
Dilutive effect of stock options ....     --        764         --        837
                                        ------   ------       ------   ------
Diluted weighted average shares
   outstanding ......................   17,390   15,123       17,390   15,166
                                        ------   ------       ------   ------

For three and six months ended December 30, 2001, the Company recorded net losses. Due to these net losses, stock options of 324 and 328 for the three and six month periods, respectively, were excluded from the computation because of the anti-dilutive effect on earnings per share.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 30, 2001 and June 30, 2001, inventories were as follows:

                                        DECEMBER 30,   June 30,
                                            2001         2001
                                        -----------    ---------
Raw materials and manufactured parts..   $ 19,095      $ 20,359
Work in process ......................      7,102         5,674
Finished goods .......................      1,287         1,308
                                         --------      --------
                                           27,484        27,341
Reserves .............................     (2,454)       (3,080)
                                         --------      --------
                                         $ 25,030      $ 24,261
                                         ========      ========

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Costs of additions, replacements and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At December 30, 2001 and June 30, 2001, property, plant, and equipment, at cost, were as follows:

                                                         DECEMBER 30, June 30,
                                                            2001        2001
                                                         ----------- ---------
Land and land improvements .........................     $  3,822      $  3,778
Buildings and building improvements ................       24,330         9,199
Machinery, equipment, and office furniture .........       41,304        31,101
Leasehold improvements .............................          222           625
Construction in progress ...........................        8,098        23,849
                                                         --------      --------
                                                           77,776        68,552
Accumulated depreciation ...........................      (22,889)      (21,077)
                                                         --------      --------
                                                         $ 54,887      $ 47,475
                                                         ========      ========

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method.

LONG-TERM DEBT

On May 14, 2001, the Company entered into a mortgage on its Westborough, Massachusetts facility. The mortgage amount is $12,560 at an interest rate of LIBOR plus 100 basis points (approximately 2.9% at December 30, 2001) and is payable in full on May 14, 2007. Interest only payments are to be made through February 14, 2002. The mortgage principal is then amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. As of December 30, 2001, long-term debt was $11,862 and the current portion of long-term debt was $698. The agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of December 30, 2001, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of December 30, 2001, the market value of the agreement is $(563) and is recorded as a liability with a corresponding charge to stockholders' equity.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material effect on our results of operations or statements of financial position.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for retirement obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. Management is currently assessing the impact that SFAS No. 143 will have on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the impact that SFAS No. 144 will have on the Company's financial position and results of operations.

NOTE 3: SALE OF THE AUTOMATION SYSTEMS GROUP

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165 (including a receivable of $772 related to post closing adjustments). Substantially all of the assets were sold to Brooks and substantially all the liabilities were assumed by Brooks. The gain on the sale was $6,117 before related exit costs of $1,920 to be paid from the proceeds, inventory write-downs of $808, and tax expense of $1,288.

NOTE 4: SEGMENT INFORMATION

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


                                                   Three Months Ended      Six Months Ended
                                                       December 30,           December 30,
                                                 ---------------------    --------------------
                                                   2001        2000        2001        2000
                                                 --------     --------    --------    --------
SEMICONDUCTOR
      Sales ..................................   $  8,119     $ 20,713    $ 18,503    $ 35,803
      Gross profit ...........................      1,729        8,868       5,660      15,094
      Gross profit as a % of sales ...........         21%          43%         31%         42%

INDUSTRIAL
      Sales ..................................   $  9,157     $  8,649    $ 17,430    $ 16,167
      Gross profit ...........................      3,262        3,330       5,911       6,471
      Gross profit as a % of sales ...........         36%          39%         34%         40%

TELECOMMUNICATIONS
      Sales ..................................   $  1,730     $  3,369    $  4,029    $  4,693
      Gross (loss) profit ....................       (313)       1,413         132       2,015
      Gross (loss) profit as a % of sales ....        (18)%         42%          3%         43%

TOTAL
      Sales ..................................   $ 19,006     $ 32,731    $ 39,962    $ 56,663
      Gross profit ...........................   $  4,678     $ 13,611    $ 11,703    $ 23,580
      Gross profit as a % of sales ...........         25%          42%         29%         42%


The total gross profit and the semiconductor segment gross profit for the three and six months ended December 30, 2001 included $808 of inventory write-downs related to the sale of the Automation Systems Group.

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's sales by geographic area were as follows:

                                        Three Months Ended     Six Months Ended
                                           December 30,          December 30,
                                        -------------------   ------------------
                                          2001      2000        2001      2000
                                        -------   ---------   -------   --------
Americas (primarily United States)      $10,489   $15,740     $20,880   $30,243
Far East:
   Japan .............................    3,605    11,590       9,506    16,787
   Pacific Rim .......................    1,379     2,279       2,766     4,329
                                        -------   -------     -------   -------
Total Far East .......................  $ 4,984   $13,869     $12,272   $21,116
Europe and Other (primarily Europe) ..    3,533     3,122       6,810     5,304
                                        -------   -------     -------   -------
Total ................................  $19,006   $32,731     $39,962   $56,663
                                        =======   =======     =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

Net sales of $19,006,000 for the second quarter and $39,962,000 for the six months ended December 30, 2001 decreased by $13,725,000, or 42%, and $16,701,000, or 29%, from the comparable prior year periods.

For the second quarter of fiscal 2002, net sales in the semiconductor segment were $8,119,000, or 43% of total net sales, as compared to $20,713,000, or 63%, in the prior year period; net sales in the industrial segment were $9,157,000, or 48% of total net sales, as compared to $8,649,000, or 27%, in the prior year period; and net sales in the telecommunications segment were $1,730,000, or 9% of total net sales, as compared to $3,369,000, or 10%, in the prior year period.

For the first half of fiscal 2002, net sales in the semiconductor segment were $18,503,000, or 46% of total net sales, as compared to $35,803,000, or 63%, in the prior year period; net sales in the industrial segment were $17,430,000, or 44% of total net sales, as compared to $16,167,000, or 29%, in the prior year period; and net sales in the telecommunications segment were $4,029,000, or 10% of total net sales, as compared to $4,693,000, or 8%, in the prior year period. The Company continues to be impacted significantly by the downturn in the semiconductor industry.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $10,489,000 in the second quarter of fiscal 2002, a decrease of $5,251,000, or 33%, from the second quarter of fiscal 2001 levels of $15,740,000. The Company's sales outside the Americas amounted to $8,517,000 in the second quarter of fiscal 2002, a decrease of $8,474,000, or 50%, from the second quarter of fiscal 2001 levels of $16,991,000. Sales to Japan during the second quarter of fiscal 2002 amounted to $3,605,000, a decrease of $7,985,000, or 69%, from the second quarter of fiscal 2001 sales levels. Japan sales were affected by the continued weakness in the semiconductor market, especially the Company's product lines, which serve original equipment manufacturers. Sales to Europe/Other, primarily Europe, amounted to $3,533,000, an increase of $411,000, or 13%, from the second quarter of fiscal 2001. Sales to the Pacific Rim, excluding Japan, amounted to $1,379,000, a decrease of $900,000, or 39%, from the second quarter of fiscal 2001 sales levels.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $20,880,000 in the first half of fiscal 2002, a decrease of $9,363,000, or 31%, from the first half of fiscal 2001 levels of $30,243,000. The Company's sales outside the Americas amounted to $19,082,000 in the first half of fiscal 2002, a decrease of $7,338,000, or 28%, from the first half of fiscal 2001 levels of $26,420,000. Sales to Japan during the first half of fiscal 2002 amounted to $9,506,000, a decrease of $7,281,000, or 43%, from the first half of fiscal 2001 sales levels. Sales to Europe/Other, primarily Europe, amounted to $6,810,000, an increase of $1,506,000, or 28%, from the first half of fiscal 2001 due to increased sales in the industrial markets. Sales to the Pacific Rim, excluding Japan, amounted to $2,766,000, a decrease of $1,563,000, or 36%, from the first half of fiscal 2001 sales levels due to weakness in sales to the semiconductor market.

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

Gross profit in the second quarter of fiscal 2002 amounted to $4,678,000 (including $808,000 of inventory write-downs related to the sale of the Automation Systems Group), a decrease of $8,933,000, or 66%, from gross profit of $13,611,000 in the second quarter of fiscal 2001. Gross profit as a percentage of sales in the second quarter of fiscal 2002 was 25%, as compared to 42% in the second quarter of fiscal 2001. Gross profit in the first half of fiscal 2002 amounted to $11,703,000, a decrease of $11,877,000, or 50%, from gross profit of $23,580,000 in the first half of fiscal 2001. Gross profit as a percentage of sales in the first half of fiscal 2002 was 29%, as compared to 42% in the first half of fiscal 2001. The decreases in gross profit and gross profit as a percentage of sales primarily were due to lower production volumes, a change in product mix from the semiconductor to the industrial segment, which carries a lower margin due to the government business, and the inventory write-downs related to the sale of the Automation Systems Group.

Selling, general and administrative expenses ("SG&A") in the second quarter of fiscal 2002 amounted to $6,625,000, an increase of $371,000, or 6%, from the second quarter of fiscal 2001. As a percentage of net sales, SG&A for the second quarter of fiscal 2002 was 35%, as compared to 19% in the second quarter of fiscal 2001. SG&A in the first half of fiscal 2002 amounted to $12,437,000, an increase of $792,000, or 7%, from the first half of fiscal 2001. As a percentage of net sales, SG&A for the first half of fiscal 2002 was 31%, as compared to 21% in the first half of fiscal 2001. The increase in SG&A resulted from the increase in the sales infrastructure for the telecommunications market, partially offset by lower incentive compensation costs due to lower sales volume and net losses.

Research, development and engineering expenses ("R&D") in the second quarter of fiscal 2002 totaled $6,529,000 and increased by $2,313,000, or 55%, from $4,216,000 in the second quarter of fiscal 2001. R&D as a percentage of net sales for the second quarter of fiscal 2002 was 34%, as compared to 13% in the comparable prior year period. R&D in the first half of fiscal 2002 totaled $11,753,000 and increased by $4,282,000, or 57%, from $7,471,000 in the comparable prior year period. R&D as a percentage of net sales for the first half of fiscal 2002 was 29%, as compared to 13% in the first half of fiscal 2001. The increase in R&D primarily was due to continued investment in the semiconductor segment, primarily in the motion measurement product line, and telecommunications products, including telecommunications automation. These investments are due to increased customer interest in Zygo's new technology products.

The Company recorded an operating loss of $10,631,000 (including $1,920,000 of exit costs and $808,000 of inventory write-downs related to the sale of the Automation Systems Group) in the second quarter of fiscal 2002, as compared to operating profit of $2,941,000 in the second quarter of fiscal 2001. The operating loss as a percentage of sales in the second quarter of fiscal 2002 was (56%), as compared to an operating profit as a percentage of sales of 9% in the second quarter of fiscal 2001. The Company recorded an operating loss of $14,841,000 in the first half of fiscal 2002, as compared to operating profit of $4,065,000 in the first half of fiscal 2001. The operating loss as a percentage of sales in the first half of fiscal 2002 was (37%), as compared to an operating profit as a percentage of sales of 7% in the first half of fiscal 2001.

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165,000 (including a receivable of $772,000 related to post closing adjustments). Substantially all of the assets were sold to Brooks and substantially all the liabilities were assumed by Brooks. The gain on the sale was $6,117,000 before related exit costs of $1,920,000 to be paid from the proceeds, inventory write-downs of $808,000, and tax expense of $1,288,000. The majority of the exit costs relate to a portion of the lease on the Longmont facility not assumed by Brooks.

Income tax benefit in the second quarter of fiscal 2002 totaled $1,800,000, or 38% of pretax losses, which compares with an income tax expense of $1,041,000, or 34% of pretax profits, in the second quarter of fiscal 2001. Income tax benefit in the first half of fiscal 2002 totaled $3,210,000, or 38% of pretax losses, which compares with an income tax expense of $1,510,000, or 34% of pretax profits, in the first half of fiscal 2001. The effective tax rate of 38% for first half of fiscal 2002 has increased from the 34% tax rate used for fiscal 2001. The lower effective tax rate in fiscal 2001 primarily was due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly Technologies, Inc.

The Company recorded a net loss of $3,019,000 for the second quarter ended December 30, 2001 as compared to net earnings of $1,905,000 for the comparable quarter ended December 30, 2000. Excluding the gain on the sale of the Automation Systems Group in Longmont, Colorado of $6,117,000 and related exit costs ($1,920,000), inventory write-downs ($808,000), and tax expense ($1,288,000), the net loss for the second quarter ended December 30, 2001 was $5,120,000. On a diluted per share basis, the net loss was $.17 per share (net loss of $.29 per share excluding the gain on sale and related exit costs, inventory write-downs, and tax expense) for the quarter ended December 30, 2001, compared with net earnings of $.13 per share in the comparable prior year quarter. For the first half of fiscal 2002, the Company recorded a net loss of $5,390,000, or $.31 per share, as compared to net earnings of $2,722,000, or $.18 per share, for the comparable prior year period. Excluding the gain on sale and related exit costs, inventory write-downs, and tax expense, for the first half of fiscal 2002 the net loss was $7,491,000, or $.43 on a diluted per share basis. The net loss per share is based on the weighted average basic shares outstanding which equals the diluted weighted average shares.

The basic and fully diluted weighted average number of shares outstanding for the quarter ended December 30, 2001 were 17,390,000 as compared to 14,359,000 basic shares and 15,123,000 fully diluted shares for the quarter ended December 30, 2000. The basic and fully diluted weighted average number of shares outstanding for the first half of fiscal 2002 were 17,390,000 as compared to 14,329,000 basic shares and 15,166,000 fully diluted shares for the comparable prior year period ended December 30, 2000. The increases in the number of shares outstanding were due to the 2,924,500 shares issued in March 2001 in the secondary offering of the Company's common stock and the exercise of stock options.

Backlog at December 30, 2001 totaled $53,410,000 (excluding $3,053,000 related to the Automation Systems Group), an increase of $2,569,000, or 5%, from $50,841,000 (excluding $3,905,000 related to the Automation Systems Group) at September 30, 2001. Backlog at December 30, 2001, decreased $12,512,000, or 19%, from $65,922,000 at December 30, 2000. Orders for the second quarter of fiscal 2002 totaled $20,723,000 (including $948,000 related to Automation Systems Group), and consisted of $4,941,000, or 24%, in the semiconductor segment; $12,238,000, or 59%, in the industrial segment; and $3,544,000, or 17%, in the telecommunications segment. Orders for first half of fiscal 2002 totaled $40,923,000 (including

$1,448,000 related to Automation Systems Group), and consisted of $11,203,000, or 28%, in the semiconductor segment; $21,789,000, or 53%, in the industrial segment; and $7,931,000, or 19%, in the telecommunications segment.

                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $1,837,000 (10% of net sales), and $6,632,000 (17% of net sales), for the three and six months ended December 30, 2001, respectively, as compared to $8,737,000 (27% of net sales) and $14,679,000 (26% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At December 30, 2001 and June 30, 2001, there was approximately, in the aggregate, $1,043,000 and $3,827,000 respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.


                         LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2001, working capital was $79,301,000, a decrease of $14,811,000 from $94,112,000 at June 30, 2001. Excluding the cash proceeds from the sale of the Automation Systems Group ($11,393,000) and excluding the working capital sold ($4,614,000) from the June 30, 2001 balance sheet, there would have been a decrease of $21,590,000 for the first six months of fiscal 2002. The Company maintained cash, cash equivalents, and marketable securities of $51,093,000 at December 30, 2001, which primarily are invested in securities with maturities of 30 days or less. This represents a decrease of $8,658,000 from June 30, 2001. Excluding the cash received from the sale of the Automation Systems Group ($11,393,000), there would have been a decrease of $20,051,000 for the first six months of fiscal 2002. The decrease was due to the operating loss, increases in inventories and costs in excess of billings, decreases in accounts payable and accrued expenses, and investments in property plant and equipment, partially offset by a decrease in receivables (in all cases, after excluding the Automation Systems Group assets and liabilities from the June 30, 2001 balance sheet which were transferred to Brooks). The decrease in accrued expenses was due to payments of profit sharing and other incentive compensation that were in accrued liabilities at June 30, 2001. The investments in property, plant, and equipment are primarily due to investments in optical equipment ($2,518,000) and the completion of the TeraOptix facility in Westborough, Massachusetts ($6,222,000). The TeraOptix facility is substantially complete.

As of December 30, 2001 the mortgage balance on the Company's Westborough, Massachusetts facility was $12,560,000 comprised of long-term debt of $11,862,000 and a current portion of long-term debt of $698,000. The mortgage has an interest rate of LIBOR plus 100 basis points (approximately 2.9% at December 30, 2001) which is payable in full on May 14, 2007. Interest only payments are to be made through February 14, 2002. The mortgage principal is then amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. Future mortgage principal payments by calendar years will total $698,000 for 2002; $837,000 for each year 2003-2006; $349,000 for the first 5 months of 2007; and a final payment of $8,165,000 in May 2007.

There were no borrowings outstanding under the Company's $3,000,000 bank line of credit at December 30, 2001.

Stockholders equity at December 30, 2001 decreased by $5,273,000 from June 30, 2001 to $143,866,000, primarily due to the net loss in the first half of fiscal 2002.

Although cash requirements will fluctuate based on the timing and extent of various factors, Management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next 12 months.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K405 for the year ended June 30, 2001.

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

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and marketable securities including money market funds, commercial paper, corporate bonds and tax-exempt bonds. Our interest income on our variable rate investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term instruments. The impact of interest rate changes on the Company's results cannot be measured.

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12,560,000 at an interest rate of LIBOR plus 100 basis points (2.9% December 30, 2001) which is payable in full on May 14, 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement (with a highly rated financial institution) that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material risk exposure exists.

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

                           PART II - Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 14, 2001. The following matters were submitted to a vote of the Company's stockholders:

   Proposal No. 1 - Election of Board of Directors

     The following individuals, all of whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

                                          For                         Against
                                       ----------                     -------
     John S. Berg ..................   14,801,080                     197,994
     Paul F. Forman ................   14,795,241                     203,833
     R. Clark Harris ...............   14,801,161                     197,913
     Seymour E. Liebman ............   14,797,086                     201,988
     Robert G. McKelvey ............   14,590,778                     401,296
     J. Bruce Robinson .............   14,393,176                     605,898
     Patrick Tan ...................   14,766,730                     232,344
     Robert B. Taylor ..............   14,592,683                     406,391
     Carl A. Zanoni ................   14,799,920                     199,154


There were no other matters submitted to a vote of our stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

(b) On December 14, 2001, the Company filed a Current Report on Form 8-K with respect to the sale of the Automation Systems Group to Brooks Automation, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Zygo Corporation
                               -------------------------------------------------
                                         (Registrant)



                               /s/      J. BRUCE ROBINSON
                               -------------------------------------------------
                               J. Bruce Robinson
                               President, Chairman, and Chief Executive Officer



                               /s/      RICHARD M. DRESSLER
                               -------------------------------------------------
                               Richard M. Dressler
                               Vice President, Finance, Chief Financial Officer, and Treasurer




Date:  February 13, 2002