Form 10-Q
period 2002-03-31
ZYGO CORP
filed 2002-05-10
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES        NO X (1)
                                                   ------    ------

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

        17,445,359 shares of Common Stock, $.10 Par Value, at May 9, 2002


(1) The Company erroneously omitted to file by EDGAR, with the Securities and Exchange Commission, a copy of the Company's proxy statement dated October 6, 2001, in connection with the Annual Meeting of Stockholders held on November 14, 2001. The proxy and the consequent amendment to the Company's Annual Report on Form 10-K 405 dated June 30, 2001 were filed by the Company on February 13, 2002.

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

                         PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Thousands, except per share amounts)

                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                       March 31,
                                                                  -------------------------         -------------------------
                                                                    2002             2001             2002             2001
                                                                  --------         --------         --------         --------
Net sales ................................................        $ 21,298         $ 38,717         $ 61,260         $ 95,380
Cost of goods sold .......................................          15,016           19,228           43,275           52,311
                                                                  --------         --------         --------         --------
     Gross profit ........................................           6,282           19,489           17,985           43,069

Selling, general and administrative expenses .............           6,494            9,720           18,931           21,365
Research, development and engineering expenses ...........           5,442            4,528           17,195           11,999
Amortization of goodwill and other intangibles ...........             253              199              687              598
Automation Systems Group exit costs ......................            --               --              1,920             --
                                                                  --------         --------         --------         --------
     Operating (loss) profit .............................          (5,907)           5,042          (20,748)           9,107

Gain on sale of Automation Systems Group .................            --               --              6,117             --

Other income (expense):
     Interest income .....................................             291              406            1,196              996
     Interest expense ....................................            (216)             (91)            (722)            (130)
     Miscellaneous (expense), net ........................             (19)            (302)            (142)            (476)
                                                                  --------         --------         --------         --------
          Total other income .............................              56               13              332              390
                                                                  --------         --------         --------         --------
          (Loss) earnings before income taxes and minority
           interest ......................................          (5,851)           5,055          (14,299)           9,497

Income tax benefit (expense) .............................           2,223           (1,719)           5,433           (3,229)
                                                                  --------         --------         --------         --------
          (Loss) earnings before minority interest .......          (3,628)           3,336           (8,866)           6,268

Minority interest ........................................              94              129              246              339
                                                                  --------         --------         --------         --------
          Net (loss) earnings ............................        $ (3,722)        $  3,207         $ (9,112)        $  5,929
                                                                  ========         ========         ========         ========

(Loss) earnings per common and common equivalent share:
     Basic (1) ...........................................        $   (.21)        $    .21         $   (.52)        $    .40
                                                                  ========         ========         ========         ========
     Diluted (1) .........................................        $   (.21)        $    .20         $   (.52)        $    .38
                                                                  ========         ========         ========         ========

Weighted average common shares and common
   dilutive equivalents outstanding:
     Basic (2) ...........................................          17,434           15,535           17,404           14,731
                                                                  ========         ========         ========         ========
     Diluted (2) .........................................          17,434           15,975           17,404           15,436
                                                                  ========         ========         ========         ========

(1) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amount of 440 and 705 shares for the three and nine months ended March 31, 2001, respectively.

(2) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

CONSOLIDATED BALANCE SHEETS
(Thousands, except share amounts)

                                                                              MARCH 31,
                                                                                2002            June 30,
                                                                            (UNAUDITED)           2001
                                                                             ---------         ---------
ASSETS
Current assets:
     Cash and cash equivalents ......................................        $  32,084         $  52,630
     Restricted cash ................................................            1,221              --
     Marketable securities ..........................................            8,437             7,121
     Receivables ....................................................           18,005            27,278
     Income taxes receivable ........................................            1,157              --
     Inventories ....................................................           23,026            24,261
     Costs in excess of billings ....................................            1,082             1,802
     Prepaid expenses ...............................................            1,355             1,393
     Deferred income taxes ..........................................            4,324             4,076
                                                                             ---------         ---------
          Total current assets ......................................           90,691           118,561
                                                                             ---------         ---------

Property, plant and equipment, net ..................................           56,733            47,475
Deferred income taxes ...............................................           17,401            15,819
Goodwill and other intangibles, net .................................            4,593             4,867
Other assets ........................................................             --                 110
                                                                             ---------         ---------
TOTAL ASSETS ........................................................        $ 169,418         $ 186,832
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..............................        $     837         $     279
     Accounts payable ...............................................            5,292             8,648
     Accrued progress payments ......................................              594               549
     Accrued salary and wages .......................................            3,327             7,153
     Other accrued liabilities ......................................            4,882             4,688
     Income taxes payable ...........................................             --               3,132
                                                                             ---------         ---------
          Total current liabilities .................................           14,932            24,449
                                                                             ---------         ---------

Long-term debt, excluding current portion ...........................           11,583            12,281
Other long-term liabilities .........................................            1,172              --
Minority interest ...................................................            1,078               963

Stockholders' equity:
     Common stock, $.10 par value per share:
          40,000,000 shares authorized;
          17,882,564 shares issued (17,803,812 at June 30, 2001);
          17,435,359 shares outstanding (17,356,607 at June 30, 2001)            1,788             1,780
     Additional paid-in capital .....................................          135,557           134,380
     Retained earnings ..............................................           10,602            19,714
     Accumulated other comprehensive income:
          Currency translation effects ..............................           (1,641)           (1,786)
          Net unrealized (loss) gain on swap agreement ..............             (281)               31
          Net unrealized (loss) gain on marketable securities .......              (85)               37
                                                                             ---------         ---------
                                                                               145,940           154,156
     Less treasury stock, at cost;
        447,205 common shares (447,205 shares at June 30, 2001) .....            5,287             5,017
                                                                             ---------         ---------
           Total stockholders' equity ...............................          140,653           149,139
                                                                             ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................        $ 169,418         $ 186,832
                                                                             =========         =========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Thousands of dollars)

                                                                                                                   Accum.
                                                                                                                    Other
                                                                   Comp.     Common      Paid-In     Retained       Comp.   Treasury
                                                     Total        Income      Stock      Capital     Earnings      Income    Stock
                                                   ---------------------------------------------------------------------------------
Balance at June 30, 2001 ......................... $149,139                  $1,780     $134,380    $19,714      $(1,718)   $(5,017)
Comprehensive loss
  Net loss .......................................   (2,371)    (2,371)                              (2,371)
                                                                ------
  Other comprehensive loss, net of tax
    Unrealized gain on marketable securities .....       51         51
    Unrealized loss on swap agreement ............     (899)      (899)
    Foreign currency translation effect ..........      913        913
                                                                ------
  Other comprehensive loss .......................                  65                                                65
                                                                ------
Comprehensive loss ...............................              (2,306)
                                                                ======
Repurchased common stock adjustment ..............     (270)                                                                   (270)
Employee Stock Purchase ..........................      499                       4          495
Exercise of employee stock options,
  net of related tax effect ......................       12                                   12
                                                   ---------------------------------------------------------------------------------
Balance at September 30, 2001 .................... $147,074                  $1,784     $134,887    $17,343      $(1,653)   $(5,287)
Comprehensive loss
  Net loss .......................................   (3,019)    (3,019)                              (3,019)
                                                                ------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable securities .....      (22)       (22)
    Unrealized gain on swap agreement ............      306        306
    Foreign currency translation effect ..........     (521)      (521)
                                                                ------
  Other comprehensive loss .......................                (237)                                             (237)
                                                                ------
Comprehensive loss ...............................              (3,256)
                                                                ======
Non-cash compensation charges related
  to stock options ...............................       45                                   45
Exercise of employee stock options,
  net of related tax effect ......................        3                                    3
                                                   ---------------------------------------------------------------------------------
Balance at December 30, 2001 ..................... $143,866                  $1,784     $134,935    $14,324      $(1,890)   $(5,287)
Comprehensive income
  Net loss .......................................   (3,722)    (3,722)                              (3,722)
                                                                ------
  Other comprehensive loss, net of tax
       Unrealized loss on marketable securities ..     (151)      (151)
       Unrealized gain on Swap Agreement .........      282        282
       Foreign currency translation effect .......     (248)      (248)
                                                                ------
  Other comprehensive income .....................                (117)                                             (117)
                                                                ------
Comprehensive income .............................              (3,839)
                                                                ======
Non-cash compensation charges related
  to stock options ...............................       19                                   19
Employee Stock Purchase ..........................      599                       4          595
Exercise of employee stock options,
  net of related tax effect ......................        8                                    8
                                                   ---------------------------------------------------------------------------------
Balance at March 31, 2002 ........................ $140,653                  $1,788     $135,557    $10,602      $(2,007)   $(5,287)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of dollars)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            2002             2001
                                                                          --------         --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net (loss) earnings ............................................     $ (9,112)        $  5,929
     Adjustments to reconcile net (loss) earnings to cash
          provided by (used for) operating activities:
          Depreciation and amortization .............................        5,412            3,667
          Gain on sale of Automation Systems Group ..................       (6,117)            --
          Loss on disposal of assets ................................          435              860
          Deferred income taxes .....................................       (1,582)            (319)
          Non-cash compensation charges related to stock options ....           64             --
          Changes in operating accounts:
               Receivables ..........................................        7,211           (6,483)
               Income taxes receivable ..............................       (4,289)            --
               Inventories ..........................................         (141)         (12,182)
               Costs in excess of billings ..........................       (1,772)           4,049
               Prepaid expenses .....................................           17              976
               Accounts payable and accrued expenses ................       (5,330)             438
               Minority interest ....................................          246              391
                                                                          --------         --------
          Net cash provided by (used for) operating activities ......      (14,958)          (2,674)
                                                                          --------         --------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
     Additions to property, plant and equipment .....................      (15,207)         (18,505)
     Investment in marketable securities ............................       (7,512)            (627)
     Investments in other assets ....................................         (303)          (2,147)
     Proceeds from sale of Automation Systems Group,
          net of cash sold ($88) ....................................       12,077             --
     Restricted cash from sale of Automation Systems Group ..........       (1,221)            --
     Proceeds from maturity of marketable securities ................        1,750            1,180
     Proceeds from the sale of marketable securities ................        4,248             --
                                                                          --------         --------
     Net cash provided by (used for) investing activities ...........       (6,168)         (20,099)
                                                                          --------         --------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
     (Payments) proceeds of debt ....................................         (140)           4,975
     Dividend payments to minority interest .........................         (131)            --
     Employee stock purchase ........................................        1,098             --
     Exercise of employee stock options and secondary offering ......           23           60,410
     Repurchased common stock adjustment ............................         (270)            --
                                                                          --------         --------
     Net cash provided by (used for) financing activities ...........          580           65,385
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents ................      (20,546)          42,612
Cash and cash equivalents, beginning of year ........................       52,630           15,598
                                                                          --------         --------
Cash and cash equivalents, end of period ............................     $ 32,084         $ 58,210
                                                                          ========         ========

These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2001 Annual Report on Form 10-K405 including items incorporated by reference therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thousands, except for per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Balance Sheet at March 31, 2002, the Consolidated Statements of Earnings for the three and nine months ended March 31, 2002 and 2001, the Consolidated Statements of Stockholders' Equity for the three and nine months ended March 31, 2002, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods.

The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("ZYGO" or the "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                    Three Months Ended          Nine Months Ended
                                                        March 31,                  March 31,
                                                   --------------------        --------------------
                                                    2002          2001          2002          2001
                                                   ------        ------        ------        ------
Basic weighted average shares outstanding ......   17,434        15,535        17,404        14,731
Dilutive effect of stock options ...............     --             440          --             705
                                                   ------        ------        ------        ------
Diluted weighted average shares outstanding ....   17,434        15,975        17,404        15,436
                                                   ======        ======        ======        ======

For three and nine months ended March 31, 2002, the Company recorded net losses. Due to these net losses, stock options of 325 and 327 for the three and nine month periods, respectively, were excluded from the computation because of the anti-dilutive effect on loss per share.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2002 and June 30, 2001, inventories were as follows:

                                                 MARCH 31,       June 30,
                                                   2002           2001
                                                 -------         -------
Raw materials and manufactured parts .......     $18,310         $20,359
Work in process ............................       7,101           5,674
Finished goods .............................         649           1,308
                                                 -------         -------
                                                  26,060          27,341
Reserves ...................................      (3,034)         (3,080)
                                                 -------         -------
                                                 $23,026         $24,261
                                                 =======         =======

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Costs of additions, replacements and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At March 31, 2002 and June 30, 2001, property, plant, and equipment, at cost, were as follows:

                                                      MARCH 31,         June 30,
                                                        2002             2001
                                                      --------         --------
Land and land improvements ...................        $  3,822         $  3,778
Buildings and building improvements ..........          25,299            9,199
Machinery, equipment, and office furniture ...          45,609           31,101
Leasehold improvements .......................             241              625
Construction in progress .....................           5,925           23,849
                                                      --------         --------
                                                        80,896           68,552
Accumulated depreciation .....................         (24,163)         (21,077)
                                                      --------         --------
                                                      $ 56,733         $ 47,475
                                                      ========         ========

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method.

LONG-TERM DEBT

On May 14, 2001, the Company entered into a mortgage on its Westborough, Massachusetts facility. The mortgage amount is $12,560 at an interest rate of LIBOR plus 150 basis points (approximately 3.4% in total at March 31, 2002) and is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. As of March 31, 2002, long-term debt was $11,583 and the current portion of long-term debt was $837. The agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of March 31, 2002, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of March 31, 2002, the market value of the agreement is ($453) and is recorded as a liability with a corresponding charge to stockholders' equity, net of taxes.


NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and modifies Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material effect on our results of operations or statements of financial position.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the impact that SFAS No. 144 will have on the Company's financial position and results of operations.

NOTE 3: SALE OF THE AUTOMATION SYSTEMS GROUP

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165. Substantially all of the assets were sold to Brooks and substantially all of the liabilities were assumed by Brooks. The gain on the sale was $6,117 before related exit costs of $1,920 to be paid from the proceeds, inventory write-downs of $808, and tax expense of $1,288. As of March 31, 2002, the restricted cash balance of $1,221 related to the Automation sale is being held in escrow for a period of one year from the date of sale.


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

                                                      Three Months Ended                 Nine Months Ended
                                                          March 31,                         March 31,
                                                  --------------------------         -------------------------
                                                    2002              2001             2002              2001
                                                  --------          --------         --------          --------
SEMICONDUCTOR
       Sales .................................    $  8,599          $ 25,014         $ 27,102          $ 60,817
       Gross profit ..........................       2,808            12,302            8,468            27,396
       Gross profit as a % of sales ..........          33%               49%              31%               45%

INDUSTRIAL
       Sales .................................    $ 10,925          $  8,807         $ 28,355          $ 24,974
       Gross profit ..........................       4,049             4,321            9,960            10,792
       Gross profit as a % of sales ..........          37%               49%              35%               43%

TELECOMMUNICATIONS
       Sales .................................    $  1,774          $  4,896         $  5,803          $  9,589
       Gross (loss) profit ...................        (575)            2,866             (443)            4,881
       Gross (loss) profit as a % of sales ...         (32%)              59%              (8%)              51%

TOTAL
       Sales .................................    $ 21,298          $ 38,717         $ 61,260          $ 95,380
       Gross profit ..........................    $  6,282          $ 19,489         $ 17,985          $ 43,069
       Gross profit as a % of sales ..........          30%               50%              29%               45%

The total sales and the semiconductor sales for the three and nine months ended March 31, 2002 included a settlement for $3,000 associated with the cancellation of outstanding purchase orders from a semiconductor customer. Approximately 60% of this amount relates to payments for finished goods at contracted selling prices with the remainder representing cancellation charges for work in process and raw materials inventories.

The total gross profit and the semiconductor segment gross profit for the nine months ended March 31, 2002 included $808 of inventory write-downs related to the sale of the Automation Systems Group.

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's sales by geographic area were as follows:

                                             Three Months Ended            Nine Months Ended
                                                 March 31,                     March 31,
                                           ----------------------        ----------------------
                                            2002           2001           2002           2001
                                           -------        -------        -------        -------
Americas (primarily United States) ...     $12,117        $19,264        $32,997        $49,507
Far East:
   Japan .............................       4,257         15,032         13,763         31,819
   Pacific Rim .......................       1,550          1,392          4,316          5,721
                                           -------        -------        -------        -------
Total Far East .......................     $ 5,807        $16,424        $18,079        $37,540
Europe and Other (primarily Europe) ..       3,374          3,029         10,184          8,333
                                           -------        -------        -------        -------
Total ................................     $21,298        $38,717        $61,260        $95,380
                                           =======        =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net sales of $21,298,000 for the third quarter and $61,260,000 for the nine months ended March 31, 2002 decreased by $17,419,000, or 45%, and $34,120,000, or 36%, from the comparable prior year periods. Included in third quarter of fiscal 2002 sales was a settlement for $3,000,000 associated with the cancellation of outstanding purchase orders from a semiconductor customer. Approximately 60% of this amount relates to payments for finished goods at contracted selling prices with the remainder representing cancellation charges for work in process and raw materials inventories.

For the third quarter of fiscal 2002, net sales in the semiconductor segment were $8,599,000, or 41% of total net sales, as compared to $25,014,000, or 64%, in the prior year period; net sales in the industrial segment were $10,925,000, or 51% of total net sales, as compared to $8,807,000, or 23%, in the prior year period; and net sales in the telecommunications segment were $1,774,000, or 8% of total net sales, as compared to $4,896,000, or 13%, in the prior year period.

For the first nine months of fiscal 2002, net sales in the semiconductor segment were $27,102,000, or 44% of total net sales, as compared to $60,817,000, or 64%, in the prior year period; net sales in the industrial segment were $28,355,000, or 46% of total net sales, as compared to $24,974,000, or 26%, in the prior year period; and net sales in the telecommunications segment were $5,803,000, or 10% of total net sales, as compared to $9,589,000, or 10%, in the prior year period. The Company continues to be impacted significantly by the downturn in the semiconductor and telecommunications industries, however, progress continues to be made in the penetration of the industrial segment.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $12,117,000 in the third quarter of fiscal 2002, a decrease of $7,147,000, or 37%, from the third quarter of fiscal 2001 levels of $19,264,000. The Company's sales outside the Americas amounted to $9,181,000 in the third quarter of fiscal 2002, a decrease of $10,272,000, or 53%, from the third quarter of fiscal 2001 levels of $19,453,000. This decrease (as well as the decrease discussed below for the comparative nine-month periods) can be attributed to weakness in both the semiconductor and telecommunications industries, which were only partially offset by increased sales to industrial sectors. Sales to Japan during the third quarter of fiscal 2002 amounted to $4,257,000, a decrease of $10,775,000, or 72%, from the third quarter of fiscal 2001 sales levels. Japan sales were affected by the continued weakness in the semiconductor market, especially the Company's product lines, which serve original equipment manufacturers. Sales to Europe/Other, primarily Europe, amounted to $3,374,000, an increase of $345,000, or 11%, from the third quarter of fiscal 2001. Sales to the Pacific Rim, excluding Japan, amounted to $1,550,000, an increase of $158,000, or 11%, from the third quarter of fiscal 2001 sales levels.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $32,997,000 in the first nine months of fiscal 2002, a decrease of $16,510,000, or 33%, from the first nine months of fiscal 2001 levels of $49,507,000. The Company's sales outside the Americas amounted to $28,263,000 in the first nine months of fiscal 2002, a decrease of $17,610,000, or 38%, from the first nine months of fiscal 2001 levels of $45,873,000. Sales to Japan during the first nine months of fiscal 2002 amounted to $13,763,000, a decrease of

$18,056,000, or 57%, from the first nine months of fiscal 2001 sales levels. Sales to Europe/Other, primarily Europe, amounted to $10,184,000, an increase of $1,851,000, or 22%, from the first nine months of fiscal 2001. This increase was due to continued growth in the Company's industrial sector, especially the automotive industry. Sales to the Pacific Rim, excluding Japan, amounted to $4,316,000, a decrease of $1,405,000, or 25%, from the first nine months of fiscal 2001 sales levels due to weakness in sales to the semiconductor market.

Sales in U.S. dollars, for the quarter and nine months ended March 31, 2002, were $18,008,000 and $51,653,000, respectively, or 84% of all Company sales for both periods. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit for the third quarter of fiscal 2002 totaled $6,282,000, a decrease of $13,207,000, or 68%, from $19,489,000 in the third quarter of fiscal 2001. Gross profit as a percentage of sales for the third quarter of fiscal 2002 was 30%, as compared to 50% for the comparable prior year period. Gross profit for the first nine months of fiscal 2002 totaled $17,985,000 (including $808,000 of inventory write-downs related to the sale of the Automation Systems Group in Longmont, Colorado to Brooks Automation, Inc. in December, 2001), a decrease of $25,084,000, or 58%, from $43,069,000 for the first nine months of fiscal 2001. Gross profit as a percentage of sales for the first nine months of fiscal 2002 was 29%, as compared to 45% for the comparable prior year period. The decrease in gross profit and in gross profit as a percentage of sales is primarily due to lower production volumes.

Selling, general and administrative expenses ("SG&A") in the third quarter of fiscal 2002 amounted to $6,494,000, a decrease of $3,226,000, or 33%, from the third quarter of fiscal 2001. As a percentage of net sales, SG&A for the third quarter of fiscal 2002 was 30%, as compared to 25% in the third quarter of fiscal 2001. SG&A in the first nine months of fiscal 2002 amounted to $18,931,000, a decrease of $2,434,000, or 11%, from the first nine months of fiscal 2001. As a percentage of net sales, SG&A for the first nine months of fiscal 2002 was 31%, as compared to 22% in the first nine months of fiscal 2001. The decrease in SG&A resulted from lower incentive compensation costs due to lower sales volume and net losses for each of the third quarter and first nine months of fiscal 2002.

Research, development, and engineering expenses ("R&D") for the third quarter of fiscal 2002 totaled $5,442,000, an increase of $914,000, or 20%, from $4,528,000 in the third quarter of fiscal 2001. R&D as a percentage of net sales for the third quarter of fiscal 2002 was 26%, as compared to 12% in the third quarter of fiscal 2001. R&D for the first nine months of fiscal 2002 totaled $17,195,000, an increase of $5,196,000, or 43%, from $11,999,000 in the comparable prior year period. R&D as a percentage of net sales for the first nine months of fiscal 2002 was 28%, as compared to 13% in the first nine months of fiscal 2001. The increase in R&D primarily was due to continued investment in the semiconductor and telecommunications segments, including telecommunication automation. These investments are due to increased customer interest in new technology products.

The Company recorded an operating loss of $5,907,000 in the third quarter of fiscal 2002, as compared to an operating profit of $5,042,000 in the third quarter of fiscal 2001. The operating loss as a percentage of sales in the third quarter of fiscal 2002 was (28%), as compared to an operating profit as a percentage of sales of 13% in the third quarter of fiscal 2001. The

Company recorded an operating loss of $20,748,000 (including $1,920,000 of exit costs and $808,000 of inventory write-downs related to the sale of the Automation Systems Group) in the first nine months of fiscal 2002, as compared to operating profit of $9,107,000 in the first nine months of fiscal 2001. The operating loss as a percentage of sales in the first nine months of fiscal 2002 was (34%), as compared to an operating profit as a percentage of sales of 10% in the first nine months of fiscal 2001.

Income tax benefit in the third quarter of fiscal 2002 totaled $2,223,000, or 38% of pretax losses, which compares with an income tax expense of $1,719,000, or 34% of pretax profits, in the third quarter of fiscal 2001. Income tax benefit in the first nine months of fiscal 2002 totaled $5,433,000, or 38% of pretax losses, which compares with an income tax expense of $3,229,000, or 34% of pretax profits, in the first nine months of fiscal 2001. The effective tax rate of 38% for first nine months of fiscal 2002 has increased from the 34% tax rate used for fiscal 2001. The lower effective tax rate in fiscal 2001 primarily was due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly Technologies, Inc. (now known as Zygo TeraOptix).

The Company recorded a net loss of $3,722,000 for the third quarter ended March 31, 2002 as compared to net earnings of $3,207,000 for the comparable quarter ended March 31, 2001. On a diluted per share basis, the net loss was $.21 per share for the quarter ended March 31, 2002, compared with net earnings of $.20 per share in the comparable prior year period. For the first nine months of fiscal 2002, the Company recorded a net loss of $9,112,000, or $.52 per share, as compared to net earnings of $5,929,000, or $.38 per share, for the comparable prior year period. Excluding the gain on sale of the Automation Systems Group of $6,117,000 and related exit costs ($1,920,000), inventory write-downs ($808,000), and tax expense ($1,288,000), for the first nine months of fiscal 2002, the net loss would have been $11,213,000, or $.64 on a diluted per share basis. The net loss per share is based on the weighted average basic shares outstanding which equals the diluted weighted average shares.

The basic and fully diluted weighted average number of shares outstanding for the quarter ended March 31, 2002 were 17,434,000 as compared to 15,535,000 basic shares and 15,975,000 fully diluted shares for the quarter ended March 31, 2001. The basic and fully diluted weighted average number of shares outstanding for the first nine months of fiscal 2002 were 17,404,000 as compared to 14,731,000 basic shares and 15,436,000 fully diluted shares for the comparable prior year period ended March 31, 2001. The increases in the number of shares outstanding were due to the 2,924,500 shares issued in March 2001 in the secondary offering of the Company's common stock, employee stock purchases, and the exercise of stock options.

Backlog at March 31, 2002 totaled $49,886,000, a decrease of $3,524,000, or 7%, from $53,410,000 at December 30, 2001. Backlog at March 31, 2002, decreased $20,467,000, or 29%, from $70,353,000 at March 31, 2001. Orders for the third quarter of fiscal 2002 of $20,596,000, net of debookings of $2,822,000, totaled $17,774,000. Net orders by segment for the third quarter of fiscal 2002 consisted of $8,603,000 (net of $1,300,000 of debookings), or 48%, in the semiconductor segment; $9,649,000, or 54%, in the industrial segment; and a net debooking of $478,000, or (2%), in the telecommunications segment. The net debooking in the telecommunications segment, represented by orders of $1,044,000 offset by debookings of $1,522,000, was primarily due to cancellations by one customer due to market conditions.

Orders, net of debookings, for the first nine months of fiscal 2002 totaled $58,697,000 (including $1,448,000 related to the Automation Systems Group) and consisted of $19,806,000, or 33%, in the semiconductor segment; $31,438,000, or 54%, in the industrial segment; and $7,453,000, or 13%, in the telecommunications segment.


                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $3,764,000 (18% of net sales), and $10,942,000 (18% of net sales), for the three and nine months ended March 31, 2002, respectively, as compared to $14,352,000 (37% of net sales) and $30,582,000 (32% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At March 31, 2002 and June 30, 2001, there was approximately, in the aggregate, $1,183,000 and $3,827,000 respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, working capital was $75,759,000, a decrease of $18,353,000 from $94,112,000 at June 30, 2001. Excluding the cash proceeds from the sale of the Automation Systems Group ($12,165,000) and excluding the working capital sold ($4,614,000) included in the June 30, 2001 balance sheet, there would have been a decrease of $25,904,000 for the first nine months of fiscal 2002. The Company maintained cash, cash equivalents, and marketable securities (excluding restricted cash of $1,221,000) at March 31, 2002 totaling $40,521,000. This represents a decrease of $19,230,000 from June 30, 2001. Excluding the cash received from the sale of the Automation Systems Group of $10,948,000 (which is net of restricted cash of $1,217,000), there would have been a decrease of $30,178,000 for the first nine months of fiscal 2002. The decrease was due to the operating loss, decreases in accounts payable and accrued expenses, and investments in property, plant, and equipment, partially offset by a decrease in receivables (in all cases, after excluding the Automation System Group assets and liabilities from the June 30, 2001 balance sheet which were transferred to Brooks). The decrease in accrued expenses was due to payments of profit sharing and other incentive compensation that were in accrued liabilities at June 30, 2001. The investments in property, plant, and equipment are primarily due to investments in optical equipment ($4,003,000) and the completion of the TeraOptix facility in Westborough, Massachusetts ($7,561,000).

As of March 31, 2002 the mortgage balance on the Company's Westborough, Massachusetts facility was $12,420,000 comprised of long-term debt of $11,583,000 and a current portion of long-term debt of $837,000. The mortgage has an interest rate of LIBOR plus 150 basis points (approximately 3.4% in total at March 31, 2002) which is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. Future mortgage principal payments by fiscal years ended June 30 will total $209,000 for 2002; $837,000 for each year 2003-2006; and
$698,000 for the first 10 months of 2007 with a final payment of $8,165,000 in May 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement (with a highly rated financial institution) that provides for a fixed interest rate of approximately 7% for the duration of the mortgage.

There were no borrowings outstanding under the Company's $3,000,000 bank line of credit at March 31, 2002.

Stockholders equity at March 31, 2002 decreased by $8,486,000 from June 30, 2001 to $140,653,000, primarily due to the net losses in the first nine months of fiscal 2002.

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

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and marketable securities including institutional money market funds (which may include commercial paper, certificates of deposit, and U.S. treasury securities), government agency securities, and corporate bonds. Our interest income on our variable rate investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term instruments. The impact of interest rate changes on the Company's results cannot be measured.

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12,560,000 at an interest rate of LIBOR plus 150 basis points (3.4% in total at March 31, 2002) which is payable in full on May 14, 2007. As of March 31, 2002, long-term debt was $11,583,000 and the current portion of long-term debt was $837,000. In conjunction with the mortgage, the Company entered into an interest rate swap agreement (with a highly rated financial institution) that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material risk exposure exists.

EXCHANGE RATE SENSITIVITY

Approximately 84% of the Company's sales for the quarter and the nine months ended March 31, 2002 were in U.S. dollars. At March 31, 2002, the Company's backlog included orders in U.S. dollars of $40,887,000, or 82% of the total backlog. Substantially all of the Company's costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales and backlog cannot be measured.

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


Date: May 10, 2002