Form 10-K
period 2002-06-30
ZYGO CORP
filed 2002-09-20
CIK 730716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended June 30, 2002

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from               to
                                  ---------------   ----------------

                         Commission file number 0-12944
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ] (1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Aggregate market value at September 18, 2002, was $87,039,362


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    17,509,427 Shares of Common Stock, $.10 Par Value, at September 18, 2002

Documents incorporated by reference: Specified portions of the registrant's Proxy Statement related to the registrant's 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Annual Report on Form 10-K.


(1) The Company erroneously omitted to file by EDGAR with the Securities and Exchange Commission a copy of the Company's proxy statement dated October 6, 2001, in connection with the Annual Meeting of Stockholders held on November 14, 2001. The proxy and the consequent amendment to the Company's Annual Report on Form 10-K dated June 30, 2001 were filed by the Company on February 13,
2002.

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations are forward-looking statements. These forward looking statements include without limitation statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors." Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

Zygo Corporation ("Zygo" or "Company") is a leading designer, developer and manufacturer of optics, metrology and on-line yield enhancement solutions for the semiconductor and industrial manufacturing markets, as well as a supplier of optical components and modules for the telecommunications market. We have achieved our leadership position through 30 years of understanding, utilizing and developing applications related to the physics of light. We intend to leverage this knowledge and expertise in on-line yield enhancement, namely metrology and automation, to provide innovative solutions and advanced optical components, optical assemblies and modules to customers in the semiconductor, and industrial market. We believe this knowledge of optics and associated metrology, optical assembly and automation, combined with our vertical manufacturing capabilities, position us to continue our growth in these markets. Selected semiconductor customers include Canon, IBM, KLA-Tencor, and Nikon. Selected industrial customers include Bosch, Siemens, Caterpillar, Corning, Lockheed, and Raytheon.

Our metrology unit manufactures noncontact optical measurement instruments and products. We are one of the largest and most experienced manufacturers of interferometric products that inspect and analyze surfaces of objects. Zygo is also a leader in displacement interferometry, which is used to achieve highly accurate distance measurement and motion control. These products enable lithography tool and semiconductor chip manufacturers to increase yield and semiconductor chip capacity. These interferometric measurement instruments are sold to customers in the semiconductor and industrial manufacturing markets and are used by us in our manufacture of optical components, assemblies, and modules.

Our optics unit manufactures high performance macro-optics components, optical coatings, and optical system assemblies. We are a leader in the manufacture of plano-optics that are used in applications such as, laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems. Optical assemblies are manufactured in our optical assembly center in Tucson, Arizona. These optical systems are used in applications such as laser fusion research and semiconductor manufacturing equipment. These components and assemblies are also an integral part of our own optical measurement instruments and systems.

Our Automation Group, located in Delray Beach, Florida, designs, develops, manufactures, and markets automated system solutions to reduce downtime and to enhance operational efficiencies and product yields by building metrology into the production process. These automation systems are used in the manufacture of high precision components. We are currently shipping automation systems to semiconductor and industrial manufacturers.

Our telecommunications unit develops and manufactures micro-optic components and modules for the telecommunications industry and macro-optic components for the telecommunications, semiconductor, and industrial manufacturing markets. As a result of the decline in the telecommunications industry, our telecommunications unit has become a significantly smaller source of our revenues. Management is reviewing various options to reduce the effect on the ongoing negative impact on the financial results resulting from this business.

                        INDUSTRY BACKGROUND AND SOLUTIONS

PRECISION MANUFACTURING INDUSTRY

Manufacturers in the semiconductor and industrial industries continue to redesign their processes in order to compete more effectively in an increasingly competitive marketplace. These changes are necessitated by:

     o decreasing product geometries;

     o increasing complexity of manufacturing processes;

     o shortening product life cycles;

     o declining product prices; and

     o intensifying global competition.


Precision metrology is an enabling technology for the semiconductor and industrial markets. The pressures on manufacturers to improve productivity and quality have fueled demand for precision noncontact optical metrology, and required integration of high precision metrology directly into the manufacturing process in order to increase yields and quality control.

Advancing technologies have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and increased complexity of design geometries. These components cannot be adequately measured by the metrology devices and systems historically utilized. For example, contact profilers and visual qualitative inspection systems are inadequate for quantitative analysis of critical dimensions such as semiconductor line widths, photomask surface quality, and flat panel displays. Additionally, precision machined part tolerances now required in high-performance automotive engines are approaching dimensions that require manufacturers to implement sophisticated metrology and inspection tools.

The trend towards miniaturization and tighter tolerances creates new challenges for manufacturers as they are forced to handle, measure, and test ever-smaller components. As piece part dimensions and tolerances become smaller, "nanotechnology scale" precision is necessary and, to a greater extent than ever, manufacturers require automated measurement and control.

With on-line process control and yield improvement metrology solutions being enabling factors for manufacturers of precision components, the growth for yield enhancement solutions is expected to continue. Our growth is driven by both projected number of steppers to be sold, and an increase in the number of axes per stepper as the need for precision requirements and throughput increases. Shortening product lifecycles, increased competition and declining product prices in these industries have forced manufacturers no longer to depend solely on sales growth to fuel financial performance improvement, but rather to focus greater attention on the need to reduce production defects and significantly increase production yields. While the semiconductor market is rather mature in its use of these types of tools, the industrial manufacturing markets' requirement for on-line automated metrology solutions is at an early stage of penetration, since manufacturers are just beginning to measure critical dimensions and surface topography of smaller parts to tighter tolerances.

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

History of innovation and commercialization. Throughout our history, we have met our customers' requirements through innovation and commercialization. Since we introduced the first optical interferometer in 1972, we have been issued 98 United States patents, of which 93 are currently active, and 50 foreign patents, and we have 152 United States and 110 foreign patent applications pending. Our intellectual property has been the foundation and driver for our yield enhancement solutions over the last 30 years.

We have received numerous achievement awards, including:

     o R&D Magazine 100 Award in 2002, for the Simetra, 3D Relational Metrology System and R&D 100 Awards in 1978, 1982, 1988 (three awards), 1994, 1996, 1997 and 1998;

     o    Laser Focus World Commercial Technology Award in 2001;

     o Photonics Spectra Circle of Excellence Awards in 1988, 1994, 1996, 1997, 1998 and 2001;

     o American Machinist Excellence in Manufacturing Technology Achievement Award for Technology & Reliability in 2000;

     o 1998 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for MESA Interferometric System; and

     o 1997 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for ZMI 2001 Displacement Measuring Interferometer.

Integration of our metrology and automation capabilities. We can provide yield enhancement solutions integrating our metrology and automation capabilities. For example, our automation unit has built systems that enable manufacturers of flat panel LCD screens to automatically handle and measure critical dimensions in a continuous manufacturing process. As a result, these manufacturers can now measure critical dimensions on these substrates prior to assembly into the final product, resulting in increased yields and cost effectiveness.

                          INTEGRATED CORE COMPETENCIES

OPTICAL COMPONENTS, ASSEMBLIES AND MODULES

As illustrated in the following chart, we combine our expertise in optics, our capabilities in design and manufacturing and our expertise in metrology to manufacture semiconductor and industrial optical components and optical assemblies.

                                --[FLOW CHART]--

Optics

           Design &                                 Optical Components
        Manufacturing                                   & Assemblies
         Capabilities                               for Semiconductor,
                                                         Industrial
Metrology

METROLOGY AND AUTOMATION: YIELD ENHANCEMENT SOLUTIONS

As illustrated in the following chart, the combination of our high precision metrology systems and our parts handling automation solutions results in on-line yield enhancement solutions for our customers. These solutions can be customized to a customer's specific application.


                                --[FLOW CHART]--

High Precision
   Metrology
   Solutions

                                                          On-Line Yield
                                                      Enhancement Solutions

Parts Handling
  Automation
  Solutions



                                  OUR STRATEGY

Our objective is to:

     o continuously improve our customers' competitiveness by providing on-line yield enhancement metrology and automation solutions for the semiconductor and other high-precision industrial markets; and

     o become a significant provider of cost-effective optical components, and optical assemblies on a volume basis for the semiconductor and high-precision industrial markets.

Our strategy to accomplish these objectives has the following elements:

Continued emphasis in the semiconductor market. Our precision measurement technology enables us to focus on the semiconductor market. Due to the technological complexities of measuring sub-nanometer stage positioning and sub-micron features few industry players have the required technology portfolio to meet this industry's needs. We are able to compete in this market because of our skilled employee base which encompasses a wide range of scientific disciplines and technical capabilities.

Maintain strong manufacturing capability in the optics business. Optical manufacturing is a key enabling technology for the semiconductor and industrial markets. With the nanometer tolerances in optical components and sub-micron tolerances in optical assemblies, few industry players are able to provide the needed combination of the required technical capability and metrology. This combination of metrology and optical manufacturing technology will allow us to make better products and reduce manufacturing costs. We will continue to expand our technical capabilities in optical manufacturing and optical system assembly to meet this market need.

Continue to diversify customer base and products. We believe that diversifying the customer base we serve as well as the products we manufacture will enable us to minimize the traditional cyclical effects of the semiconductor industry on our business. We have a significant market presence in North America, Asia, and Europe. Moreover, our products are used in a broad range of applications which reduces our reliance on sales to any particular industry. This ability to leverage our intellectual property across markets allows us to diversify our investment in research and design.

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

                            PRODUCTS AND APPLICATIONS

We manufacture, design, and market yield enhancement solutions that utilize optical metrology and automation for high performance manufacturers. We also manufacture macro-optical components, such as flats, spheres, waveplates, and mirrors, and optical assemblies for the semiconductor and industrial markets.

     Our products are based on our two core competencies:

     o Metrology--including OEM, process control, and on-line automated metrology for yield enhancement; and

     o    Optics--sold as components and assemblies.

We provide the following Metrology products:

                                    METROLOGY

OEM:

PRODUCT             DESCRIPTION            BENEFITS TO CUSTOMER      MARKET
-------             -----------            --------------------      ------
Displacement        Used to measure and    o Improves              Semiconductor
Measuring           control, while they      positioning           Industrial
Interferometers     are in motion, the       accuracy
                    x, y and theta         o High Resolution
                    stages in photo        o High Velocity
                    lithography equipment  o Low data age
                                             uncertainty

PROCESS CONTROL:

Interferometric     Used for               o Improves              Semiconductor
Microscopes         three-dimensional        analysis of           Industrial
                    analysis of the          various types of
                    surface of an object     surfaces

PRODUCT             DESCRIPTION            BENEFITS TO CUSTOMER       MARKET
-------             -----------            --------------------       ------

Small Aperture      Used to analyze the    o Measures              Industrial
Wavefront           surface shape of         performance of
Interferometer      transmitted              lenses
                    wavelengths and
                    optical components

Large Aperture      Used to analyze        o Precise process       Semiconductor
Wavefront           surface shape and        control               Industrial
Interferometer      transmitted
                    wavelength of
                    optical components
                    and modules

Photomask Critical  Used to measure and    o Allows superior       Semiconductor
Dimension Metrology analyze                  resolution,
System              resist-coated and        repeatability
                    production masks         and linearity

                                           o Available with
                                             defect
                                             printability
                                             analysis

Geometrically       Used to measure the    o Allows                Industrial
Desensitized        flatness of              industrial
Interferometer      precision machined       surfaces to be
                    parts                    measured quickly
                                             and without
                                             contact

Digital Video Disk  Used to measure the    o Allows                Industrial
Interferometer      transmitted              inspection of
                    wavefront quality of     small, aspherical
                    small lenses             lenses for
                                             digital video disk
                                             optical devices

3-D Interferometer  Used to measure        o High throughput       Industrial
                    flatness, thickness,   o High yield
                    and parallelism of
                    precision machined
                    parts

                               AUTOMATED METROLOGY

PRODUCT             DESCRIPTION            BENEFITS TO CUSTOMER        MARKET
-------             -----------            --------------------        ------

Auto KMS 100        Fully automated        o High throughput       Semiconductor
                    system used to         o High yield
                    measure critical       o Process control
                    dimensions on reticles

FPD 1500            Fully automated system o High throughput       Semiconductor
                    measures critical      o High yield
                    dimensions on flat     o Process control
                    panel displays

METROLOGY

We offer a broad range of interferometry-based and imaging products. An interferometer analyzes the number, shape, and position of the lines in the fringe pattern of bright and dark lines that result from the optical path difference between a reference and a measurement beam. These interferometric and imaging instruments and systems utilize highly sophisticated subsystems including precision optical components, stable and long-life laser or other light sources, piece part positioning stages, and high-powered workstations or PCs for processing and analyzing fringe pattern data and image analysis. Our metrology products include:

OEM

Displacement Measuring Interferometers. Our displacement measuring interferometer family of laser interferometer systems provides measurements that control some of the world's most sophisticated machinery in the semiconductor, flat panel display production, and optical component manufacturing industries. These products are used to measure the position of a tool relative to a part under fabrication through the use of a directed laser beam reflected from the moving portion of a machine. Most of these systems are sold on an OEM basis into the semiconductor photolithography market.

PROCESS CONTROL

Interferometric Microscopes. Our interferometric microscopes combine advanced techniques of interferometry, microscopy, and precision analysis algorithms in an automated package. These instruments make high precision surface analysis possible and are important because they provide surface structure analysis. These microscopes use scanning white light interferometry to measure non-specular surfaces and build ultra-high z-axis resolution images. Our patented Frequency Domain Analysis system and powerful workstations and personal computers then combine for next-generation three-dimensional surface structure analysis.

Small Aperture Wavefront Interferometer. Our small aperture wavefront interferometer is a compact interferometer that is designed for ease of use, especially for applications that involve repetitive testing of similar components. It has the ability to quickly and automatically characterize microlenses as small as 20 microns to three millimeters in diameter. Its integrated motion control and down facing orientation make it ideal for testing lens arrays and picking and testing discrete lenses, molded aspherics, miniature mirrors, and filters.

Large Aperture Wavefront Interferometer. Our large aperture wavefront interferometer is used for large surface metrology. Our interferometers are used extensively in the optics industry to measure glass or plastic optical components such as flats, lenses, and prisms. In addition, they are used to measure other precision components such as bearings, sealing surfaces, polished ceramics, and contact lens molds.

Photomask Critical Dimension Metrology System. Our photomask critical dimension metrology system product lines hold a significant market share of the photomask metrology market. They provide the measurement of photomask line width. The positioning, measurement, and data collection functions of the products can be custom configured to specific applications.

Geometrically Desensitized Interferometer. Our geometrically desensitized interferometer product is a patented interferometer that utilizes diffraction gratings to measure surfaces that have roughness and departures approximately 20 times greater than those surfaces presently measurable with existing interferometer technology. It is able to measure rougher, non-specular surfaces, such as those used in precision-machined parts applications, without sacrificing such advantages of other interferometers, such as the ability to utilize high-speed non-contact interferometry and to produce a full-field wide aperture view.

Digital Video Disk Interferometer. The digital disk interferometer measures spherical and aspherical lenses for next-generation DVD players.

3-D Interferometer. The 3-D interferometer product family is a new concept in interferometric metrology. They extend optical interferometric metrology to the rapid measurement of dimensional relationships. While previous interferometric metrology only measured one primary surface parameter such as roughness or flatness, it simultaneously measures the flatness, thickness, and parallelism of industrial components. This patent pending technology combines our scanning broadband interferometry and our displacement interferometry into one system. We expect industrial assemblies, such as fuel injector systems, to benefit from this technology with both increased efficiency and improved production yields.

AUTOMATED METROLOGY

Our Automation Group develops products used across a broad range of industries. Our automation products include:

Auto KMS 100. This fully automated inspection system incorporates our KMS microscope with a robotic material handling system. The system accepts an individual reticle from a carrier, automatically presents it to a bar code reader for identification, loads it to the microscope's inspection stage, performs an automated inspection routine, and returns the reticle to the original input location. A single graphical user interface provides the operator with input to both the handling and inspection systems.

FPD 1500: This fully automated inspection system incorporates our NewView 5000 microscope with a robotic material handling system. The system accepts an individual flat panel display from a carrier, loads it to the microscope's inspection stage, performs an automated inspection routine, and returns the flat panel display to the original input location. A single graphical user interface provides the operator with input to both the handling and inspection systems.

We provide the following Macro-Optics and Assemblies products:


                          MACRO-OPTICS AND ASSEMBLIES:

PRODUCT               DESCRIPTION                  BENEFITS TO CUSTOMER         MARKET
-------               -----------                  --------------------         ------

Prisms, Rhomboids,    High precision plano,        o Low insertion loss         Semiconductor
and Beamsplitters     or flat, optical components  o High quality
                      used singly or in
                      combination to direct,
                      steer, combine, divide and
                      separate laser beams

Optical Coatings      Thin-film coatings used to   o High efficiency            Semiconductor
                      reflect, minimize loss,        energy transfer
                      separate or combine light    o Reduced feedback
                                                     and noise



                          MACRO-OPTICS AND ASSEMBLIES:

PRODUCT               DESCRIPTION                  BENEFITS TO CUSTOMER         MARKET
-------               -----------                  --------------------         ------

Lenses and Lens       High precision spherical     o  High resolution           Semiconductor
Systems               and aspherical lens             optical imaging
                      elements and assemblies      o  High resolution
                      used in industrial and          lithography
                      semiconductor imaging
                      systems

Reference Flat        Super-smooth flat mirrors    o  Precise location          Semiconductor
Mirrors               used as reference               of reference surfaces
                      surfaces with                o  High resolution
                      displacement measurement        lithography
                      sensors

Stage Mirrors         Lightweight wafer and        o  High throughput           Semiconductor
                      reticle stages used for
                      lithography and metrology
                      systems used in
                      semiconductor
                      manufacturing and testing

Laser Optics          Mirrors, polarizers and      o  Improved laser            Industrial
                      laser and assemblies            performance and
                      disks used in high energy       damage resistance
                      laser systems for
                      alternative energy
                      research and nuclear
                      weapons simulation


MACRO-OPTICS AND ASSEMBLIES

We manufacture and supply high precision optical components and modules to customers as well as for use in our own instruments. Our macro-optics products include:

Prisms, Rhomboids, and Beamsplitters. Our high-precision plano optical components are manufactured and supplied to our external customers for use in a variety of modules and assemblies. In addition, they are also used internally as part of our metrology and automation solutions. They are used individually or in combination with one another to direct, steer, combine, divide, and separate laser beams. These products are often coated with special optical films to meet the highly demanding requirements for low insertion loss and cross-channel isolation.

Optical Coatings. Reflective films are designed to minimize loss of optical energy upon reflection from the coated surface. Anti-reflective films minimize the loss of energy upon transmission through the coated surface. These coatings are produced by vacuum deposition of thin dielectric films in sophisticated coating chambers. Reflective and anti-reflective coatings are essential for achieving low insertion losses through components and assemblies. Polarization coatings are applied to prisms and other plano optical components to separate or combine laser beams of orthogonal polarization.

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

Laser Optics. Laser optics are mirrors, polarizers and solid-state laser amplifiers used in high energy laser systems. Such components are used in laser fusion research and nuclear weapons simulation. Such optical components must be finished to the highest quality in terms of surface flatness, smoothness, and surface cosmetics. Even the smallest defects can lead to catastrophic failure in use. We are a leader in producing large plano laser optics, having supplied such components to major laser fusion laboratories for nearly two decades. We are under contract with the Lawrence Livermore National Laboratory to produce mirrors, polarizers and amplifier slabs for the National Ignition Facility, also known as NIF. The NIF, when completed in 2007, is expected to be the largest laser system ever built.

                              CUSTOMERS AND MARKETS

The growing requirements for dimensional control to the sub-nanometer level have created an escalating need for our yield enhancement instruments and systems among both OEMs and end-users of microfabrication technology. We have been able to meet these demands with on-line yield improvement instruments and systems as well as with our off-line quality control instruments. Today, our installed base of high precision metrology systems exceeds 6,500 systems.

Several of our customers purchase multiple product family types and multiple technology platforms and employ our solutions at their facilities worldwide. The following is a sampling of our customers in fiscal 2002:

                        SELECTED CUSTOMERS BY END MARKET

            SEMICONDUCTOR                      INDUSTRIAL
            -------------                      ----------
            Applied Materials                  Agilent
            Canon                              Bosch
            Electro Scientific                 Caterpillar
            IBM                                Elcan
            KLA-Tencor                         Hitachi
            Nikon                              Lawrence Livermore National
            Samsung                            University of Rochester
            Zeiss                              Raytheon

During fiscal 2002, 2001, and 2000, sales to Canon Inc. and Canon Sales Co., Inc., amounted to 21%, 33%, and 19%, respectively, of our net sales. No other single customer accounted for more than 10% of our sales in any of the fiscal years 2002, 2001, and 2000.

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

Since we introduced the first optical interferometer in 1972, we have had 98 United States patents issued, of which 93 are currently active, and 50 foreign patents issued, and we have 152 United States and 110 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

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

RESEARCH AND DEVELOPMENT AND ENGINEERING OPERATIONS

We operate in industries that are subject to rapid technological change and engineering innovation. We dedicate substantial resources to research and development. At June 30, 2002, we employed 131 individuals within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products have relevancy when commercialized. In connection with our research and development operations, we also maintain a close working relationship with various research groups and academic institutions in the United States as well as abroad, such as Zetetic Institute in Arizona. We believe that continued enhancement, development and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

COMPETITION

The industries in which we participate are intensely competitive and are characterized by price pressure and technological change. Furthermore, these markets are dominated by a few market leaders.

We believe that we are one of a limited group of companies that develop and market yield enhancement solutions. Our primary yield enhancement competitors in the semiconductor and industrial markets include Agilent's Laser Interferometer Positioning Systems Division, ADE's Phase Shift Technology, Leica's Mask Metrology Division, and Veeco's Metrology Division.

The principal factors upon which we compete are:

     o    performance and flexibility of solutions;

     o    value;

     o    on-time delivery;

     o    responsive customer service and support; and

     o    breadth of product line.

We believe we compete favorably on each of these factors.


                                     BACKLOG

Backlog at June 30, 2002 was $47,129,000, a decrease of $6,768,000, or 13%, as compared to $53,897,000 (excluding backlog from Automation Systems Group sold in December 2001) at June 30, 2001. The year-end fiscal 2002 backlog consisted of $21,983,000, or 47%, in the semiconductor segment, $15,700,000, or 33%, in the industrial segment, and $9,446,000, or 20%, in the telecommunications segment. Orders, net of debookings, for the fiscal year ended June 30, 2002 totaled $79,106,000 (including $1,448,000 related to the Automation Systems Group) and consisted of $27,578,000, or 35%, in the semiconductor segment, $44,287,000, or 56%, in the industrial segment, and $7,241,000, or 9%, in the telecommunications segment.

                               MARKETING AND SALES

In the semiconductor and industrial markets our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted market sectors. The selling process for our products is performed through our worldwide sales organization operating out of six regional sales offices in California, Connecticut, Germany, Japan, Singapore, and Taiwan. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics, metrology, and automation factories in Connecticut, Massachusetts, California, and Florida. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

The underlying focus of all our sales and marketing activities is to improve the performance of our customers' products and process through value-added, yield-enhancing solutions.

The following table sets forth the percentage of our total sales by region (including sales delivered through distributors) during the past three years:

                                                             Fiscal Year Ended June 30,
                                                   -------------------------------------------
                                                   2002                2001               2000
                                                   ----                ----               ----
Americas (primarily United States) ..........       49%                51%                56%
Far East:
   Japan ....................................       25%                34%                20%
   Pacific Rim ..............................        9%                 6%                14%
                                                   ---                ---                ---
Total Far East ..............................       34%                40%                34%
Europe and other (primarily Europe) .........       17%                 9%                10%
                                                   ---                ---                ---
Total .......................................      100%               100%               100%
                                                   ===                ===                ===


Customer service is an essential and growing part of our business since product up time is critical given its effect on our customers' production efficiency. As of June 30, 2002, our global sales customer support and service organization consisted of over 88 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

               MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut, Westborough, Massachusetts, and Tucson, Arizona.

We maintain an advanced optical components manufacturing facility in Middlefield specializing in the fabrication, polishing, and coating of plano, or flat, optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in our metrology products. Our manufacturing activities for our metrology and system products consist primarily of assembling and testing components and sub assemblies, some of which are supplied by us and others are supplied by third-party vendors and then integrated into our finished products.

Our optical assembly manufacturing activities are conducted in our Tucson, Arizona facility. We integrate ZYGO optics, optics from third party vendors, and mechanical sub-systems utilizing Zygo metrology, for semiconductor and industrial customers in these facilities.

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

                                    EMPLOYEES

At June 30, 2002, we employed 537 people. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

J. BRUCE ROBINSON - AGE 60 - CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER Mr. Robinson has served as Chairman, President, and Chief Executive Officer since November 2000, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company; his most recent positions were President Worldwide Operations from 1996 to 1998 and President of Europe from 1990 to 1996.

Mr. Robinson has served as an executive officer of the Company since February 1999 and is a director of the Company.

RICHARD M. DRESSLER - AGE 57 - VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER, AND TREASURER
Mr. Dressler has served as Vice President, Finance, Chief Financial Officer, and Treasurer since January 2001. Previously, he served as President of Richard Dressler L.L.C. Consulting from July 2000 until January 2001. From 1976 to 2000, Mr. Dressler served in various capacities with units of United Technologies Corporation, including as Director of Cost Management and Financial Systems of Carrier, as Controller of Sikorsky Aircraft, and as Vice President, Finance and Administration of United Technologies Control Systems.

Mr. Dressler has served as an executive officer of the Company since January
2001.

JOHN S. BERG - AGE 39 - PRESIDENT, ZYGO TERAOPTIX
Mr. Berg has served as the President, Zygo TeraOptix, one of our subsidiaries, since May 2000. Previously, he served as the President and Chief Technical Officer of Firefly Technologies, Inc. from 1997 to 2000 and held senior management and key engineering positions at Digital Papyrus Corporation from 1995 to 1997.

Mr. Berg has served as an executive officer of the Company since May 2000 and is a director of the Company.

WILLIAM H. BACON - AGE 52 - VICE PRESIDENT, METROLOGY MANUFACTURING
Mr. Bacon has served as Vice President, Manufacturing since April 2002. Previously, he served as Vice President, Metrology Manufacturing from April 2000 to April 2002, and Vice President, Corporate Quality from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality and also served as Manager of Instrument Manufacturing Engineering from June 1987 to November 1993.

Mr. Bacon has served as an executive officer of the Company since January 1996.

BRIAN J. MONTI - AGE 46 - VICE PRESIDENT, WORLDWIDE SALES AND MARKETING
Mr. Monti has served as Vice President, Worldwide Sales and Marketing since July 1999. Previously, he served as Vice President, Sales, Service and Marketing for Radiometric Corporation from 1998 to 1999. From 1994 to 1998, Mr. Monti held various positions for Honeywell Measurex, including Vice President, Sales, Service and Marketing.

Mr. Monti has served as an executive officer of the Company since July 1999.

PETER B. MUMOLA - AGE 58 - VICE PRESIDENT, BUSINESS DEVELOPMENT
Mr. Mumola has served as Vice President, Business Development since February 2002. Previously, he served as Vice President, Optics Division from February 2000 to February 2002. From June 1999 to February 2000, he served as General Manager, Optics Business. From January 1996 until June 1999, Mr. Mumola was President of IPEC-Precision Inc., a supplier of specialty silicon wafer manufacturing and metrology equipment. Previously, he served as the Business Director for Diversification of Hughes Electronics, Danbury Optical Systems.

Mr. Mumola has served as an executive officer of the Company since July 2000.

DAVID J. PERSON - AGE 54 - VICE PRESIDENT, HUMAN RESOURCES
Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of the Company since September
1998.

PATRICK K. TAN - AGE 42 - VICE PRESIDENT, BUSINESS OPERATIONS, ZYGO TERAOPTIX Mr. Tan has served as the Vice President, Business Operations, Zygo TeraOptix since May 2000. Previously, he served as the Vice President of Business Operations of Firefly Technologies, Inc. from 1997 to 2000 and held management and engineering positions at Quantum Corporation from 1994 to 1997.

Mr. Tan has served as an executive officer of the Company since May 2000.

ROBERT A. SMYTHE - AGE 50 - VICE PRESIDENT, MARKETING
Mr. Smythe has served as Vice President, Marketing since April 2002. Previously, he served as Vice President, Engineering from June 1998 to April 2002. From January 1996 to June 1998, he served as Vice President, Sales and Marketing. From June 1993 to January 1996, Mr. Smythe was Director of Sales and Marketing and from April 1992 to June 1993 served as Manager, Industry Marketing.

Mr. Smythe has served as an executive officer of the Company since January 1996.

CARL A. ZANONI - AGE 61 -SENIOR VICE PRESIDENT, TECHNOLOGY
Dr. Zanoni has served as Senior Vice President, Technology since November 2001. Previously, he served as Vice President, Technology from June 1998 to November 2001, and Vice President, Research, Development and Engineering from April 1992 to June 1998.

Dr. Zanoni is a cofounder of the Company and has served as an executive officer since its inception in 1970. He is also a director of the Company.

Of the above executive officers, Mr. Robinson, Mr. Berg, and Dr. Zanoni are directors of the Company. Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

ITEM 2.  PROPERTIES

The Company's principal manufacturing facilities are located in Middlefield, Connecticut and Westborough, Massachusetts. The Corporate headquarters is located on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 135,500-square-foot building on approximately 13 acres.

                                                         SQUARE FOOTAGE
                                                ------------------------------              OWNED / LEASED
    OPERATION/LOCATION                          MANUFACTURING            TOTAL              EXPIRATION DATE
    ------------------                          -------------            -----              ---------------

CORPORATE HEADQUARTERS,
  EASTERN REGIONAL SALES OFFICE, AND
  INSTRUMENT AND OPTICS
  MANUFACTURING
Middlefield, Connecticut                           80,000              135,500                   Owned

ZYGO TERAAUTOMATION
Delray Beach, Florida                               6,000               10,343             Leased - 07/31/04

ZYGO TERAOPTIX
Westborough, Massachusetts                         95,075              118,575                   Owned

ZYGO - LASER TECHNOLOGY (R&D)
Watsonville, California                                 0                1,452             Leased - 04/14/05

OPTO-MECHANICAL ASSEMBLY
Tucson, Arizona                                    14,560               22,560             Leased - 08/31/06

WESTERN REGIONAL SALES OFFICE
  AND R&D CENTER
Sunnyvale, California                                   0               20,000             Leased - 10/31/03

R&D CENTER
Simi Valley, California                                 0                6,290             Leased - 12/14/05

ZYGO - PACIFIC RIM SALES OFFICE
Singapore                                               0                2,350             Leased - 01/01/03

ZYGOLOT
Damstad, Germany                                        0                1,296             Leased - 10/01/04

ZYGO KK
Japan                                                   0                1,775             Leased - 10/31/03

PROPERTIES UNOCCUPIED OR LEASED TO OTHERS
Longmont, Colorado                                      0               32,000             Leased - 05/31/06
Newbury Park, California                                0               12,240             Leased - 02/02/03
Asslar, Germany                                         0                4,000             Leased - 08/31/03
                                                  -------              -------
Total                                             195,635              368,381
                                                  =======              =======

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material effect on our business or us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common shares are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol "ZIGO". Market price data for 2002 and 2001 is as follows:

                          FISCAL YEAR ENDED JUNE 30, 2002              FISCAL YEAR ENDED JUNE 30, 2001
                          -------------------------------              -------------------------------
                             High                   Low                   High                   Low
                             ----                   ---                   ----                   ---
First quarter                $22                  $8 7/10              $93 15/16               $53 3/4
Second quarter            $19 17/20               $9 3/4                $76 1/8               $21 15/16
Third quarter                $18                 $11 1/10               $48 3/4               $15 7/16
Fourth quarter               $18                  $6 4/5                $38 1/25              $16 5/16


The number of record holders of our common stock at June 30, 2002 was 483.

The Company has never declared or paid a cash dividend on its capital stock. The Company currently intends to retain all its earnings to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this form 10-K405.

(Dollars in thousands, except for share, per share, and ratio amounts)
                                                                                    Fiscal Year Ended June 30,
                                                              -------------------------------------------------------------------
                                                                2002          2001           2000          1999          1998
                                                                ----          ----           ----          ----          ----
Net Sales .............................................       $84,426      $133,250        $87,243       $63,382      $99,084
Gross Profit ..........................................       $24,796 (1)   $61,169        $32,555 (1)   $22,385      $41,449
      % of sales ......................................            29%           46%            37%           35%          42%

(Loss) earnings before taxes and nonrecurring items ...      ($22,111)(1)   $14,113         $7,256 (1)   ($6,851)     $12,940 (1)
      % of sales ......................................           (26%)          11%             8%          (11%)         13%
(Loss) earnings before nonrecurring items .............      ($13,889)(1)   $10,659         $4,797 (1)   ($3,876)      $8,949 (1)
      % of sales ......................................           (16%)           8%             5%           (6%)          9%
(Loss) earnings per share before nonrecurring items
      Basic ...........................................        ($0.80)(1)     $0.69          $0.38 (1)    ($0.33)       $0.78 (1)
      Diluted .........................................        ($0.80)(1)     $0.66          $0.34 (1)    ($0.33)       $0.69 (1)

Net (loss) earnings ...................................      ($11,733)      $10,659       ($16,047)      ($3,876)      $7,029
Net (loss) earnings per common share:
   Basic ..............................................        ($0.67)        $0.69         ($1.28)       ($0.33)       $0.61
   Diluted ............................................        ($0.67)        $0.66         ($1.28)       ($0.33)       $0.55
Weighted average number of shares:
   Basic (2) ..........................................        17,414        15,398         12,511        11,780       11,480
   Diluted (2) ........................................        17,414        16,063         12,511        11,780       12,877

Research and development ..............................       $21,346       $17,673        $11,270 (1)    $9,185       $9,844
Capital expenditures ..................................       $17,640       $33,050         $6,513        $4,372       $9,126
Depreciation and amortization .........................        $7,251        $3,996        $11,318 (1)    $4,448       $3,412

                                                                                        June 30,
                                                          -------------------------------------------------------------------
                                                             2002           2001           2000          1999          1998
                                                             ----           ----           ----          ----          ----
Working capital .......................................       $73,931       $94,112        $56,550       $43,766      $50,246
Current ratio .........................................           5.7           4.8            4.5           4.8          4.1
Total assets ..........................................      $169,201      $186,832        $95,162       $82,442      $91,444
Long-term debt (excluding current portion) ............       $11,374       $12,281            $84           $36          $65
Stockholders' equity ..................................      $140,005      $149,139        $78,229       $68,712      $72,391
Price-earnings ratio ..................................           N/A          33.7            N/A           N/A         26.9
Number of employees at year end .......................           537           648            486           444          466
Sales per employee - average ..........................          $157          $206           $179          $143         $213
Book value per common share ...........................         $7.99         $8.48          $5.50         $6.16        $6.60
Market price per common share at year-end .............        $8.050       $22.250        $90.813       $11.438      $14.813

----------

(1) Nonrecurring items include the gain on sale of the Automation Systems Group of $6,142 and related exit costs of $1,856, inventory write-downs of $808, and tax expense of $1,322 in the second quarter ended December 30, 2001; acquisition-related charges of $14,001 and $1,585, in the fourth quarter ended June 30, 2000, and in the first quarter ended September 30, 1997, respectively; West Coast operations reorganization costs of $10,567 in the fourth quarter ended June 30, 2000; and failed merger costs of $335, in the first quarter ended September 30, 1997.

(2) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 0, 665, 0, 0, and 1,397, in the years ended June 30, 2002, 2001, 2000, 1999, and 1998, respectively. Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, warranty obligations, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, accounting for incomes taxes, and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company recognizes revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, there is no significant risk pertaining to customer acceptance, our price is fixed or determinable, and collectibility is reasonably assured.

The Company maintains an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns, and specific collection issues. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before a shipment is made. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

INVENTORY VALUATION
Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management's estimated usage is written-down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgement is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for the Company's products, and technological obsolescence. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory and losses on contracts. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

WARRANTY COSTS
The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company considers historical warranty costs actually incurred to establish the warranty liability.

Should actual costs differ from management's estimates, revisions to the estimated warranty liability would be required.

ACCOUNTING FOR INCOME TAXES
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to an estimated amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

VALUATION OF LONG-LIVED ASSETS
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors we consider important, which could trigger the impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, and an accumulation of costs for an asset in excess of the amount originally expected.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

OFF-BALANCE SHEET ARRANGEMENTS
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.

                              RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165,000.

Substantially all of the assets were sold to Brooks and substantially all of the liabilities were assumed by Brooks. The gain on the sale was $6,142,000 before related exit costs of $1,856,000 to be paid from the proceeds, inventory write-downs of $808,000, and tax expense of $1,322,000.

Net sales of $84,426,000 for fiscal 2002 decreased by $48,824,000, or 37%, from fiscal 2001 net sales of $133,250,000. For fiscal 2002, net sales in the semiconductor segment were $37,483,000, or 44% of total net sales, as compared to $84,561,000, or 64%, in the prior year period; net sales in the industrial segment were $40,336,000, or 48% of total net sales, as compared to $35,178,000, or 26%, in the prior year period; and net sales in the telecommunications segment were $6,607,000, or 8% of total net sales, as compared to $13,511,000, or 10%, in the prior year period. The decrease in sales is primarily due to a decrease in units sold, reflecting the downturn in the semiconductor and telecommunications industries.

Company sales to the Americas, primarily the United States, amounted to $41,040,000 in fiscal 2002, a decrease of $27,259,000, or 40%, from fiscal 2001 levels of $68,299,000. The Company's sales to outside the Americas amounted to $43,386,000 in fiscal 2002, a decrease of $21,565,000, or 33%, from fiscal 2001 levels of $64,951,000. Sales to Japan during fiscal 2002 amounted to $21,268,000, a decrease of $23,926,000, or 53%, from fiscal 2001 sales levels. Sales to Europe/Other, primarily Europe, amounted to $14,064,000, an increase of $1,730,000, or 14%, from fiscal 2001. Sales to the Pacific Rim, excluding Japan, amounted to $8,054,000, an increase of $631,000, or 9%, from 2001 sales levels. Substantially all of the Company's sales and costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit in fiscal 2002 amounted to $24,796,000 (including $808,000 of inventory write-downs related to the sale of the Automation Systems Group in Longmont, Colorado to Brooks Automation, Inc. in December 2001), a decrease of $36,373,000, or 59%, from gross profit of $61,169,000 in fiscal 2001. Gross profit as a percentage of sales in fiscal 2002 was 29%, as compared to 46% in fiscal 2001. The decrease in gross profit and gross profit as a percentage of sales were primarily due to lower production volumes.

Selling, general and administrative expenses ("SG&A") in fiscal 2002 amounted to $25,173,000, a decrease of $3,946,000, or 14%, from fiscal 2001. SG&A as a percentage of net sales in fiscal 2002 was 30%, as compared to 22% in fiscal 2001. The decrease in SG&A for fiscal 2002 resulted from lower incentive compensation costs due to lower sales volumes and net losses for fiscal 2002.

Research, development and engineering expenses ("R&D") in fiscal 2002 totaled $21,346,000 and increased by $3,673,000, or 21%, from fiscal 2001. R&D as a percentage of net sales in fiscal 2002 was 25%, as compared to 13% in fiscal 2001. This increase was primarily due to the continued investment in the semiconductor segment, primarily in the motion measurement product line, through the first three quarters of fiscal 2002.

Amortization expense of $963,000 for fiscal 2002 increased by $166,000, or 21%, from fiscal 2001 levels of $797,000.

The Company's operating loss in fiscal 2002 was $24,542,000 (including $1,856,000 of exit costs and $808,000 of inventory write-downs related to the sale of the Automation Systems Group in Longmont, Colorado), as compared to an operating profit of $13,580,000 in fiscal 2001. Operating loss as a percentage of sales in fiscal 2002 was 29%, as compared to the operating profit as a percentage of sales of 10% in fiscal 2001.

Income tax benefit in fiscal 2002 totaled $6,900,000, or 38% of pretax losses, which compares with income tax expense of $3,454,000, or 24% of pretax profits, in fiscal 2001. The change in the effective tax rate is primarily due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly (renamed Zygo TeraOptix), and changes in the valuation for certain state tax carryforwards.

The Company recorded a net loss for fiscal year 2002 of $11,733,000, or $.67 loss per share, as compared to a net profit of $10,659,000, or $.66 on a diluted per share basis, during fiscal 2001. Excluding the gain on sale of the Automation Systems Group in Longmont, Colorado of $6,142,000 and related exit costs ($1,856,000), inventory write-downs ($808,000), and tax expense ($1,322,000), the net loss was $13,889,000, or $.80 on a diluted per share basis, for fiscal year 2002.

The basic and diluted weighted average number of shares outstanding for the fiscal year ended June 30, 2002 were 17,414,000 as compared to 15,398,000 basic shares and 16,063,000 fully diluted shares for the fiscal year ended June 30, 2001. The increase in the number of shares outstanding was primarily due to the 2,925,000 shares issued in March 2001 in the secondary offering of the Company's common stock.

Backlog at June 30, 2002 was $47,129,000, a decrease of $6,768,000, or 13%, as compared to $53,897,000 (excluding backlog from the Automation Systems Group in Longmont, Colorado) at June 30, 2001. The year-end fiscal 2002 backlog consisted of $21,983,000, or 47%, in the semiconductor segment, $15,700,000, or 33%, in the industrial segment, and $9,446,000, or 20%, in the telecommunications segment. Orders, net of debookings, for the fiscal year ended June 30, 2002 totaled $79,106,000 (including $1,448,000 related to the Automation Systems Group in Longmont, Colorado) and consisted of $27,578,000, or 35%, in the semiconductor segment, $44,287,000, or 56%, in the industrial segment, and $7,241,000, or 9%, in the telecommunications segment.

FISCAL 2001 COMPARED TO FISCAL 2000
Net sales of $133,250,000 for fiscal 2001 increased by $46,007,000, or 53%, from fiscal 2000 net sales of $87,243,000. The significant increase in sales was due to increased demand from key markets, specifically increased sales and market share in stage metrology, optical metrology, and macro optics products. For fiscal 2001, net sales in the semiconductor segment were $84,561,000, or 64%, net sales in the industrial segment were $35,178,000, or 26%, and net sales in the telecommunications segment were $13,511,000, or 10%.

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

Income tax expense in fiscal 2001 totaled $3,454,000, or 24% of pretax profits, which compares with income tax benefit of $1,459,000, or 8% of pretax losses, in fiscal 2000. The effective tax rate of 24% versus the combined federal and state statutory rate of 39% in fiscal 2001 is primarily due to the impact of transactions involving the early sale of stock resulting from the exercise of incentive stock options by former employees of Firefly (renamed Zygo TeraOptix). The effective tax rate of 8% versus the combined statutory rate of 39% in fiscal 2001 was primarily due to the tax benefits related to expenses that could not be recorded as a charge to earnings for financial statement purposes associated with the compensation charge in connection with the Firefly acquisition.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, working capital was $73,931,000, a decrease of $20,181,000 from the $94,112,000 at June 30, 2001. The Company maintained cash, cash equivalents, and marketable securities (excluding restricted cash of $1,225,000) at June 30, 2002 totaling $37,247,000, a decrease of $22,504,000 from June 30, 2001. Excluding the cash received from the sale of the Automation Systems Group of $10,949,000 (net of escrow of $1,216,000) there would have been a decrease of $33,453,000 during the year ended June 30, 2002. Marketable securities are invested primarily in securities with maturity dates ranging from fiscal 2003 to fiscal 2006. The decrease in working capital was due to the operating loss, decreases in accounts payable and accrued expenses and progress payments, and investments in property, plant, and equipment, partially offset by a decrease in receivables (in all cases, after excluding the Automation Systems Group assets and liabilities from the June 30, 2001 balance sheet which were transferred to Brooks Automation, Inc.). The decrease in accrued expenses was due to payments of profit sharing and other incentive compensation liabilities that existed at June 30, 2001. Due to the current year net loss, similar liabilities did not exist as of June 30, 2002. The investments in property, plant, and equipment are primarily due to investments in optical equipment ($4,959,000) and the completion of the TeraOptix facility in Westborough, Massachusetts ($7,657,000). There were no borrowings outstanding under the Company's $3,000,000 bank line of credit at fiscal year-end 2002. Stockholders' equity at June 30, 2002 decreased by $9,134,000 from the year earlier to $140,005,000, primarily due to 2002 net loss. The Company incurred significant losses from its telecommunications segment and there is very little visibility as to when a healthy telecommunications market will occur. Management is reviewing various options to reduce the effect of its ongoing negative impact on the financial results. The Company's short term liquidity at June 30, 2002 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet normal operating requirements over the near term.

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

The overall economy continues to be in a low growth period, which could have a significant impact on the Company's near-term financial results, as customer demand remains stagnant. During the fourth quarter of 2002, the Company showed a slight increase in orders over the average of the previous three quarters. The increase was due to an increase in the industrial segment. The semiconductor and telecommunications segments continue to be adversely affected by the current economic conditions. ZYGO's net sales and results of operations will be materially adversely affected if downturns or slowdowns in the markets in which we serve extend significantly into the future.

RISKS ASSOCIATED WITH ACQUISITIONS
ZYGO's growth strategy includes expanding our products and services, and we may seek acquisitions to expand our business. We regularly review potential acquisitions of businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management's attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; and potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

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

MANUFACTURING CAPACITY
We have recently built and financed a new facility in Westborough, Massachusetts for our Zygo TeraOptix operation, providing us with significantly more micro-optics manufacturing capacity. To the extent our micro-optics business continues to not grow as quickly as we had expected, our new manufacturing facility might in part represent excess capacity for which we may not recover the cost. In that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our profitability and business results would suffer.

CUSTOMER CONCENTRATION; RELATIONSHIP WITH CANON
During fiscal 2002, 2001, and 2000, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, "Canon"), ZYGO's largest customer in those periods, accounted for 21%, 33%, and 19% of our net sales, respectively. We expect that sales to Canon, an original investor in ZYGO which owns approximately 7% of ZYGO's outstanding shares of common stock and is a distributor of certain ZYGO products in the Japanese market, will continue to represent a significant percentage of our net sales for the foreseeable future. Our customers generally do not enter into long-term agreements obligating them to purchase ZYGO's products. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon ZYGO's results of operations.

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

COMPETITION
ZYGO faces competition from a number of companies in all its markets, some of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, we compete with the internal development efforts of our current and prospective customers, some of which may attempt to become vertically integrated. ZYGO's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although we believe that we have certain technical and other advantages over some of our competitors, maintaining such advantages will require a continued high level of investment by ZYGO in research and development and sales, marketing, and service. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. In addition, there can be no assurance that the bases of competition in the industries in which ZYGO competes will not shift.

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

ZYGO commits significant financial and personnel resources on a continuous basis to redesign and enhance its instruments, systems, and components and upgrade its proprietary software technology incorporated in its products. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on ZYGO's business and impact our close relationships with customers. This could have an impact on customers' willingness to share proprietary information about their requirements and participate in collaborative efforts with us. There can be no assurance that our customers will continue to provide us with timely access to such information, that we will be successful in developing and marketing new products and services or product and service enhancements on a timely basis, or respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services or product enhancements, if any, developed by ZYGO will achieve market acceptance.

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

DEPENDENCE ON KEY PERSONNEL
ZYGO's success depends in large part upon the continued services of many of our highly skilled personnel involved in management, research, development and engineering, sales and marketing, manufacturing, and support and upon our ability to attract and retain additional highly qualified employees. Our employees may voluntarily terminate their employment with us at any time. Competition for these individuals from a variety of employers, including our competitors and companies in computer or technology-related industries, is intense. We cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

DEPENDENCE ON THIRD-PARTY SUPPLIERS
ZYGO is dependent on suppliers for raw materials and various electrical, mechanical, and optical supplies, including fiber and electronic components and modules. If any relationship with a key supplier is terminated or if a supplier fails or is unable to provide reliable services or equipment and we are unable to reach suitable alternative solutions quickly, we may experience significant delays and additional costs in the manufacturing of our products. If our key suppliers cease manufacturing the supplies we require, if their manufacturing operations are interrupted for any significant amount of time, or if they are unwilling to supply us for any other reason, including capacity restraints, then we may be at least temporarily unable to obtain these supplies, thus exposing us to significant delays and additional costs. Currently there are only a limited number of companies that are capable of supplying optical materials in the quantity and of the quality we require.

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

REVENUES DERIVED FROM INTERNATIONAL SALES AND FOREIGN OPERATIONS
We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the Americas (primarily the United States) accounted for 51%, 49%, and 44% of our net sales in each of the fiscal years ended June 30, 2002, 2001, and 2000, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

BACKLOG
ZYGO schedules the production of its systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. There can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales could adversely affect our results of operations. The Company has recently experienced a significant decrease in backlog primarily due to the slowdown in the semiconductor and telecommunications markets, and net debookings in the telecommunications segment, primarily due to order cancellations.

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

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer's requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which would, in turn, cause the price of our stock to decline. Our long sales cycles, as well as the practice of companies in the telecommunications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

PREDICTION OF MANUFACTURING REQUIREMENTS
If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower net sales. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and, in the telecommunications field, our limited product order history to help determine our requirements for components and materials. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time. If we underestimate our requirements, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and net sales. If we overestimate our requirements, we could have excess inventory of parts. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

UNDETECTED PRODUCT DEFECTS
ZYGO's products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which could damage our reputation and cause us to lose customers. We design some of our products for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These conditions increase the risk that we could experience, among other things: loss of customers; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; and legal actions by our customers. The occurrence of any one or more of the foregoing factors could cause us to experience losses, incur liabilities, and cause our net sales to decline.

ENVIRONMENTAL REGULATIONS
Environmental regulations applicable to ZYGO's manufacturing operations could limit our ability to expand or subject us to substantial costs. We are subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

                   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes Accounting Principles Board
(APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principles. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS No. 142. Management is currently assessing the impact that SFAS No. 142 will have on our results of operations and financial position.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the impact that SFAS No. 144 will have on the Company's financial position and results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's current financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with the exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to record liabilities for exit or disposal activities in the period in which they are incurred, except for certain types of transactions. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is currently assessing the impact that SFAS No. 146 will have on the Company's financial position and results of operations.

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

INTEREST RATE SENSITIVITY
We maintain a portfolio of cash equivalents and marketable securities including money market funds, commercial paper, government agency securities, and corporate bonds. Our interest income on our variable rate investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term instruments. Due to the short-term nature of our investments, we do not believe that a material risk exposure exists.

During fiscal 2001 the company entered into a mortgage on its Westborough facility of $12,560,000 at the interest rate of LIBOR (1.8% at June 30, 2002) which is payable in full in May 2007. In addition to the normal fluctuations in LIBOR, the interest rate can increase during the life of the mortgage by up to 250 basis points depending on the Company's performance against a debt ratio. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of 6% for the duration of the mortgage. In addition, the variable interest rate will continue to be applied to the outstanding mortgage amount. The effective interest rate at June 30, 2002 and 2001 was 8.5% and 7%, respectively. Due to the existence of the swap agreement, we do not believe that a material risk exposure exists.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning executive officers which is set forth in
Part I of this Annual Report, information required by this item will be included under the captions "Election of Board of Directors" and "Other Agreements and Other Matters" in the Proxy Statement to be filed pursuant to Regulation 14A for use in connection with the Registrant's 2002 Annual Meeting of Stockholders ("the Proxy Statement") and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in the Proxy Statement under the caption "Executive Compensation" and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be included in the Proxy Statement under the captions "Election of Board of Directors," "Equity Compensation Plan Information," and "Principal Stockholders" and is herein incorporated by reference.

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

          10.2 Agreement dated May 27, 1975, between the Company and Canon U.S.A., Inc., regarding information sharing and marketing (Exhibit (10)(x) to Registration No. 2-87253)*

          10.3 Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

          10.4 Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1995)*

          10.5 Canon/Zygo Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*

          10.6 Services Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.26 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

          10.7 Amendment Agreement dated as of December 31, 1996, between the Company and Paul F. Forman (Exhibit 10.16 to the Company's Annual Report on Form 10-K for its year ended June 30, 1997)*

          10.8 Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

          10.9 Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

          10.10 Renewal of Line of Credit dated June 4, 1997, between the Company and Fleet Bank Connecticut, N.A. (Exhibit 10.23 to the Company's Annual Report on Form 10-K for its year ended June 30, 1997)*

          10.11 Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1994 (Exhibit 10.30 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

          10.12 Subcontract B335188 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated May 9, 1997 (Exhibit 10.31 to the Company's Annual Report on Form 10-K for its year ended June 30, 1997)*

          10.13 Agreement between Zygo Corporation and Dacon Corporation covering an addition to the Company's Middlefield, Connecticut, facilities (Project 1774) and the N.I.F. Manufacturing Renovation (Project 1842) dated April 7, 1997 (Exhibit 10.32 to the Company's Annual Report on Form 10-K for its year ended June 30, 1997)*

          10.14 Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson. (Exhibit 10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

          10.15 Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1999. (Exhibit to the Company's Definitive Proxy Statement for its year ended June 30, 1999)*

          10.16 Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti. (Exhibit 10.22 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 2000)*

          10.17 Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30,
                  2000)*

          10.18 Employment agreement dated May 5, 2000, between Zygo Corporation and John Berg. (Exhibit 10.01(e)(1) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

          10.19 Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan. (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

          10.20 Promissory Note to the amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.26 to the Company's Annual Report on Form 10K 405 for its year ended June 30, 2001)*

          10.21 Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank

          10.22 Amended and restated credit agreement dated November 22, 2001 between Zygo Corporation and Fleet National Bank

          10.23 Amended and restated credit agreement dated June 26, 2002 between Zygo Corporation and Fleet National Bank

          10.24 Subcontract B514527 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated April 14, 2001

          10.25 Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January14, 2002

          21.     Subsidiaries of Registrant

          23.     Accountants' Consent

          24.     Power of Attorney

          99.1    Certification

----------
* Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           ZYGO CORPORATION
           ----------------
              Registrant

By     /s/ Richard M. Dressler                                                        Date     September 20, 2002
       -----------------------                                                                 ------------------
         Richard M. Dressler
       Vice President, Finance, Chief
       Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Bruce Robinson                    Chairman, President, and Chief               Date     September 20, 2002
---------------------------              Executive Officer
        J. Bruce Robinson

/s/ Richard M. Dressler                  Vice President, Finance, Chief               Date     September 20, 2002
---------------------------------
        Richard M. Dressler              Financial Officer, and Treasurer

/s/ Carl A. Zanoni                       Senior Vice President, Technology            Date     September 20, 2002
------------------------------------     and Director
        Carl A. Zanoni

John Berg*                               President, Zygo TeraOptix
------------------------------           and Director
        (John Berg)


Paul F. Forman*                          Director
-----------------------------------
        (Paul F. Forman)

R. Clark Harris*                         Director
--------------------------------
        (R. Clark Harris)

Seymour E. Liebman*                      Director
-------------------------------
        (Seymour E. Liebman)

Robert G. McKelvey*                      Director
--------------------------------
        (Robert G. McKelvey)

Robert B. Taylor*                        Director
-------------------------------------
        (Robert B. Taylor)

Bruce Worster*                           Director
--------------------------------------
        (Bruce Worster)

*By    /s/ Richard M. Dressler                                                        Date     September 20, 2002
       -----------------------                                                                 ------------------
       Richard M. Dressler
       Attorney-in-Fact


                           CERTIFICATION OF DISCLOSURE
                        IN THE REGISTRANT'S ANNUAL REPORT

I, J. Bruce Robinson, certify that:

     1.   I have reviewed this annual report on Form 10-K of Zygo Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 13, 2002
       ------------------

                                                    /s/ J. Bruce Robinson
                                                    ---------------------------
                                                    J. Bruce Robinson
                                                    Chairman, President, and
                                                    Chief Executive Officer

                           CERTIFICATION OF DISCLOSURE
                        IN THE REGISTRANT'S ANNUAL REPORT

I, Richard M. Dressler, certify that:

     1.   I have reviewed this annual report on Form 10-K of Zygo Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 13, 2002
       ------------------

                                                    /s/ Richard M. Dressler
                                                    ----------------------------

                                                    Richard M. Dressler
                                                    Vice President, Finance,
                                                    Chief Financial Officer

                 ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
----
F-2               Report of Management

F-3               Report of Independent Auditors

F-4               Consolidated balance sheets at June 30, 2002 and 2001

F-5               Consolidated statements of operations for the years ended June 30, 2002, 2001, and 2000

F-6               Consolidated statements of stockholders' equity for the years ended June 30, 2002, 2001, and 2000

F-7               Consolidated statements of cash flows for the years ended June 30, 2002, 2001, and 2000

F-8 to F-24       Notes to consolidated financial statements

F-25              Selected consolidated quarterly financial data for the years ended June 30, 2002 and 2001

                  Consolidated Schedules
                  ----------------------

S-1               Independent Auditors' Report on Schedule II

S-2               Schedule II -Valuation and qualifying accounts


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

The independent auditors, KPMG LLP, were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. KPMG LLP was engaged to audit the 2002, 2001, and 2000 consolidated financial statements of Zygo Corporation and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is included in this annual report.

Richard M. Dressler
Vice President, Finance,
Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ZYGO CORPORATION:

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Hartford, Connecticut
August 16, 2002


CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

                                                                              JUNE 30, 2002 June 30, 2001
                                                                              ------------- -------------
ASSETS
   CURRENT ASSETS:
           Cash and cash equivalents .........................................   $  28,513    $  52,630
           Restricted cash ...................................................       1,225         --
           Marketable securities (note 3) ....................................       8,734        7,121
           Receivables (note 4) ..............................................      21,241       27,278
           Inventories (note 5) ..............................................      23,612       24,261
           Costs in excess of billings (note 6) ..............................        --          1,802
           Prepaid expenses ..................................................       1,444        1,393
           Deferred income taxes (note 17) ...................................       4,899        4,076
                                                                                 ---------    ---------
              Total current assets ...........................................      89,668      118,561
                                                                                 ---------    ---------
Property, plant and equipment, net (notes 7 and 10) ..........................      55,045       47,475
Deferred income taxes (note 17) ..............................................      19,981       15,819
Goodwill and other intangibles, net (notes 8 and 20) .........................       4,507        4,867
Other assets .................................................................        --            110
                                                                                 ---------    ---------
TOTAL ASSETS .................................................................   $ 169,201    $ 186,832
                                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term debt (note 10) .............................   $     837    $     279
     Accounts payable ........................................................       5,020        8,648
     Accrued progress payments ...............................................         368          549
     Accrued salaries and wages ..............................................       3,451        7,153
     Interest rate swap liability (note 10) ..................................         832         --
     Other accrued expenses (note 2) .........................................       4,300        4,688
     Income taxes payable ....................................................         929        3,132
                                                                                 ---------    ---------
           Total current liabilities .........................................      15,737       24,449
                                                                                 ---------    ---------
Long-term debt (note 10) .....................................................      11,374       12,281
Other long-term liabilities (note 2) .........................................       1,115         --
Minority interest ............................................................         970          963
                                                                                 ---------    ---------
TOTAL LIABILITIES ............................................................      29,196       37,693
                                                                                 ---------    ---------
Commitments (note 11)

STOCKHOLDERS' EQUITY (NOTES 13, 14, 15, AND 16):
   Common stock, $ .10 par value per share:
     40,000,000 shares authorized (40,000,000 in 2001);
     17,892,564 shares issued (17,803,812 in 2001);
     17,445,359 shares outstanding (17,356,607 in 2001) ......................       1,789        1,780
   Additional paid-in capital ................................................     137,390      134,380
   Retained earnings .........................................................       7,981       19,714
   Accumulated other comprehensive income (loss):
      Currency translation effects ...........................................      (1,369)      (1,786)
      Net unrealized gain (loss) on swap agreement (note 10) .................        (515)          31
      Net unrealized gain on marketable securities (note 3) ..................          16           37
                                                                                 ---------    ---------
                                                                                   145,292      154,156
   Less treasury stock, at cost; 447,205 common shares
     (447,205 shares in 2001) ................................................       5,287        5,017
                                                                                 ---------    ---------
      Total stockholders' equity .............................................     140,005      149,139
                                                                                 ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 169,201    $ 186,832
                                                                                 =========    =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)
                                                               Fiscal Year Ended June 30,
                                                          -----------------------------------
                                                             2002        2001        2000
                                                          ---------    ---------    ---------
Net sales (notes 18 and 19) ...........................   $  84,426    $ 133,250    $  87,243
Cost of goods sold ....................................      59,630       72,081       54,688
                                                          ---------    ---------    ---------
      Gross profit ....................................      24,796       61,169       32,555

Selling, general and administrative expenses ..........      25,173       29,119       18,504
Research and development ..............................      21,346       17,673       11,270
Nonrecurring acquisition-related charges ..............        --           --         14,001
Amortization and impairment of goodwill
   and other intangibles (note 2) .....................         963          797        7,102
Automation Systems Group exit costs (note 2) ..........       1,856         --           --
                                                          ---------    ---------    ---------
      Operating (loss) profit .........................     (24,542)      13,580      (18,322)
                                                          ---------    ---------    ---------
Gain on sale of Automation Systems Group (note 2) .....       6,142         --           --
                                                          ---------    ---------    ---------
Other income (expense):
      Interest income .................................       1,686        1,641        1,250
      Miscellaneous expense, net ......................      (1,443)        (526)        (240)
                                                          ---------    ---------    ---------
         Total other income ...........................         243        1,115        1,010
                                                          ---------    ---------    ---------
        (Loss) earnings before income taxes and
             minority interest ........................     (18,157)      14,695      (17,312)

Income tax benefit (expense) (note 17) ................       6,900       (3,454)       1,459
                                                          ---------    ---------    ---------
(Loss) earnings before minority interest ..............     (11,257)      11,241      (15,853)
Minority interest .....................................         476          582          194
                                                          ---------    ---------    ---------
Net (loss) earnings ...................................   $ (11,733)   $  10,659    $ (16,047)
                                                          =========    =========    =========
(Loss) earnings per common and common equivalent share:
      Basic ...........................................   $   (0.67)   $    0.69    $   (1.28)
                                                          =========    =========    =========
      Diluted .........................................   $   (0.67)   $    0.66    $   (1.28)
                                                          =========    =========    =========
Weighted average common shares and common
  dilutive equivalents outstanding:
      Basic ...........................................      17,414       15,398       12,511
                                                          =========    =========    =========
      Diluted .........................................      17,414       16,063       12,511
                                                          =========    =========    =========


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)
                                                                                      Accum.
                                                                                      Other
                                                                Comp.                 Comp.
                                                               Income    Retained     Income      Common     Treasury      Paid-In
                                                   Total       (Loss)    Earnings     (Loss)       Stock      Stock        Capital
                                                  ---------   ---------- ---------   ---------   ---------   ---------    ---------
Balance at June 30, 1999 ......................   $  68,712              $  25,102   $    (126)  $   1,370   $    (301)   $  42,667
Comprehensive loss
  Net loss ....................................     (16,047)     (16,047)  (16,047)
                                                               ---------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable securities ..         (22)         (22)
    Foreign currency translation effect .......        (125)        (125)
                                                               ---------
  Other comprehensive loss ....................                     (147)                 (147)
                                                               ---------
Comprehensive loss ............................                  (16,194)
                                                               =========
Unearned Compensation .........................      12,024                                                                  12,024
Exercise of employee stock options
  And related tax effect ......................      13,687                                             74                   13,613
                                                  ---------    --------- ---------   ---------   ---------   ---------    ---------
Balance at June 30, 2000 ......................   $  78,229              $   9,055   $    (273)  $   1,444   $    (301)   $  68,304
Comprehensive income (loss)
  Net earnings ................................      10,659       10,659    10,659
                                                               ---------
  Other comprehensive income (loss),
     net of tax
       Unrealized gain on marketable securities         128          128
       Unrealized gain on Swap Agreement ......          31           31
       Foreign currency translation effect ....      (1,604)      (1,604)
                                                               ---------
  Other comprehensive loss ....................                   (1,445)               (1,445)
                                                               ---------
Comprehensive income ..........................                    9,214
                                                               =========
Repurchased common stock ......................      (4,716)                                                    (4,716)
Secondary offering ............................      51,824                                            292                   51,532
Exercise of employee stock options
  and related tax effect ......................      14,588                                             44                   14,544
                                                  ---------    --------- ---------   ---------      ------   ---------    ---------
Balance at June 30, 2001 ......................   $ 149,139              $  19,714   $  (1,718)     $1,780   $  (5,017)   $ 134,380
Comprehensive income (loss)
  Net loss ....................................     (11,733)     (11,733)  (11,733)
                                                               ---------
  Other comprehensive income (loss),
     net of tax
       Unrealized loss on marketable securities         (21)         (21)
       Unrealized loss on Swap Agreement ......        (546)        (546)
       Foreign currency translation effect ....         417          417
                                                               ---------
  Other comprehensive loss ....................                     (150)                 (150)
                                                               ---------
Comprehensive loss ............................                  (11,883)
                                                               =========
Repurchased common stock adjustment ...........        (270)                                                      (270)
Non-cash compensation charges
    related to stock options ..................          83                                                                      83
Employee stock purchase .......................       1,098                                              8                    1,090
Exercise of employee stock options
  and related tax effect ......................       1,838                                              1                    1,837
                                                  ---------               --------   ---------   ---------     -------    ---------
Balance at June 30, 2002 ......................   $ 140,005              $   7,981   $  (1,868)  $   1,789     $(5,287)   $ 137,390
                                                  =========              =========   =========   =========     =======    =========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

                                                                            Fiscal Year Ended June 30,
                                                                         ---------------------------------
                                                                           2002        2001         2000
                                                                         --------    --------    ---------
Cash provided by (used for) operating activities:
   Net (loss) earnings ...............................................   $(11,733)   $ 10,659    $(16,047)
   Adjustments to reconcile net (loss) earnings to cash
      provided by (used for) operating activities:
      Depreciation and amortization ..................................      7,251       3,996      11,318
      Gain on sale of Automation Systems Group .......................     (6,142)       --          --
      Loss on disposal of assets .....................................      2,320         869       1,176
      Deferred income taxes ..........................................     (4,705)      2,446      (7,247)
      Non-cash compensation charges related to stock options .........         83        --        12,024
      Changes in operating accounts:
         Receivables .................................................      3,975      (7,140)     (7,657)
         Costs in excess of billings .................................       (690)      3,942      (5,083)
         Inventories .................................................       (727)    (12,382)      3,594
         Prepaid expenses ............................................        (72)      3,721       4,770
         Accounts payable and accrued expenses .......................     (7,795)      3,306       4,654
         Minority interest ...........................................        476         520         194
                                                                         --------    --------    --------
      Net cash provided by (used for) operating activities ...........    (17,759)      9,937       1,696
                                                                         --------    --------    --------
Cash provided by (used for) investing activities:
   Additions to property, plant and equipment ........................    (17,640)    (33,050)     (6,513)
   Investment in marketable securities ...............................     (8,001)     (2,155)     (2,466)
   Investments in other assets .......................................       (493)     (1,790)       --
   Proceeds from the sale of assets ..................................        673        --          --
   Proceeds from sale of Automation Systems Group,
      net of cash sold ($88) .........................................     12,077        --          --
   Restricted cash with interest from sale of Automation Systems Group     (1,225)       --          --
   Proceeds from the sale of marketable securities ...................      4,248       2,250        --
   Proceeds from maturity of marketable securities ...................      2,155       1,180       2,500
                                                                         --------    --------    --------
      Net cash used for investing activities .........................     (8,206)    (33,565)     (6,479)
                                                                         --------    --------    --------
Cash provided by (used for) financing activities:
   (Payments) proceeds of debt .......................................       (349)     12,556          48
   Dividend payments to minority interest ............................       (469)       --          --
   Employee stock purchase ...........................................      1,098        --          --
   Exercise of employee stock options ................................      1,838         996       7,062
   Issuance and repurchase of common stock ...........................       (270)     47,108        --
   Contributions from minority interest of consolidated subsidiaries .       --          --           249
                                                                         --------    --------    --------
      Net cash provided by financing activities ......................      1,848      60,660       7,359
                                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents .................    (24,117)     37,032       2,576
Cash and cash equivalents, beginning of year .........................     52,630      15,598      13,022
                                                                         --------    --------    --------
Cash and cash equivalents, end of year ...............................   $ 28,513    $ 52,630    $ 15,598
                                                                         ========    ========    ========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002, 2001, and 2000
Dollars in thousands, except for share and per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor, industrial, and telecommunications markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. As discussed in Note 2, all the outstanding shares of Firefly Technologies, Inc. ("Firefly") were acquired by the Company on May 5, 2000, in a transaction accounted for as a pooling-of-interests. Accordingly the financial statements of the Company have been restated to reflect the merger as if it had occurred on July 1, 1997.

CASH AND CASH EQUIVALENTS

The Company considers cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.

MARKETABLE SECURITIES

The Company considers investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities primarily consist of corporate bonds, government agency securities, and tax-exempt bonds. All securities held by the Company at June 30, 2002 and 2001, were classified as available-for-sale and recorded at fair value or held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

DEPRECIATION

Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. See note 7.

IMPAIRMENT OF LONG-LIVED ASSETS

As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the carrying value of its long-lived and intangible assets at each balance sheet date to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated fair value and charged to expense in the period identified. The remaining depreciation and amortization periods are periodically evaluated and would be revised if considered necessary.

REVENUE RECOGNITION

Revenues, other than revenue from certain automation contracts (note 6), are recognized when units are shipped unless there is significant uncertainty concerning customer acceptance, in which case, revenue is recognized when the customer accepts the product. Revenues related to certain automation contracts are recognized under the percentage-of-completion method of accounting.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was effective for the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                      JUNE 30,        June 30,         June 30,
                                        2002            2001             2000
                                   -----------     -----------      ------------
Weighted average shares
  outstanding ..................    17,414,000      15,398,000       12,511,000
Dilutive effect of stock
  options ......................            --         665,000               --
                                    ----------      ----------       -----------
Diluted weighted average
  shares outstanding ...........    17,414,000      16,063,000       12,511,000
                                    ----------      ----------       ----------

For the fiscal years ended June 30, 2002 and June 30, 2000, the Company recorded net losses. Due to these net losses, stock options of 319,000 and 1,547,000 for the fiscal years ended 2002 and 2000, respectively, were excluded from the computation because of the anti-dilutive effect on earnings per share.

GAIN ON LEGAL SETTLEMENT

The Company recorded a gain of $1 million in the third quarter of 2000 from the settlement of a legal claim.

STOCK BASED COMPENSATION

Stock-based compensation awards to employees under the Company's stock option plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid in capital. Except as discussed in Note 2, no charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options, which are granted with an exercise price at fair market value on the date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, management evaluates its estimates and judgements, including those related to bad debts, inventories, long-lived assets, income taxes, and warranty obligations. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principles. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS No. 142. Management is currently assessing the impact that SFAS No. 142 will have on our results of operations and financial position.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the impact that SFAS No. 144 will have on the Company's financial position and results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's current financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with the exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to record liabilities for exit or disposal activities in the period in which they are incurred, except for certain types of transactions. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is currently assessing the impact that SFAS No. 146 will have on the Company's financial position and results of operations.

NOTE 2: MERGERS, ACQUISITIONS AND STRATEGIC INITIATIVES

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165. Substantially all of the assets were sold to Brooks and substantially all of the liabilities were assumed by Brooks. The gain on the sale was $6,142 before related exit costs of $1,856 to be paid from the proceeds, inventory write-downs of $808, and tax expense of $1,322. As of June 30, 2002, the restricted cash balance of $1,225 related to the Automation sale is being held in escrow for a period of one year from the date of sale. The Company established certain reserves of $2,333, which includes $1,115 for lease costs classified as a long-term liability, for costs to be incurred as a result of the sale.

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

Under the terms of the acquisition, the Company exchanged an aggregate of 2,303,937 shares of its common stock, $.10 par value per share, for all of the then outstanding capital stock and stock options of Firefly. The acquisition, which is intended to be tax free for federal income tax purposes to the Firefly security holders, has been accounted for as a pooling-of-interest transaction. Firefly manufactures metrology equipment, micro-optics, switches, and filters for the telecommunications industry, as well as heads and related products for the optical data storage industry. The telecommunications components are used in wave division multiplexers to increase the capacity of optical fibers. The Company intends to continue to use the assets acquired in the acquisition for these purposes.

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

NOTE 3: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate bonds, government agency securities and tax-exempt bonds issued by various federal, state and municipal agencies for both 2002 and 2001. Marketable securities at June 30, 2002 and June 30, 2001 are reported either at fair value or at cost depending on their classification. The gross unrealized gains on marketable securities of $22 and $51 at June 30, 2002 and 2001, respectively, are shown net of their related tax effects, resulting in balances of $16 and $37, respectively, as a separate component of stockholders' equity.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The cost, gross unrealized holding gains (losses), and fair value of available-for-sale securities at June 30, 2002 and 2001 were as follows:


                                                             Gross           Gross
                                                            Unrealized      Unrealized
                                           Amortized         Holding         Holding           Fair
                                            Cost               Gains         Losses           Value
                                           ---------        ----------     -----------      --------
AT JUNE 30, 2002
  Corporate, federal, state and
       local municipal bonds ...........    $8,094              $75           ($ 53)          $8,116
                                            ======             ====            ====           ======
At June 30, 2001
  Corporate, state and local
       municipal bonds .................    $5,320              $51            $ --           $5,371
                                            ======             ====            ====           ======


There were $59 gross realized gains recorded in 2002. There were no gross realized gains or losses recorded in 2001.

Maturities of investment securities classified as available-for-sale were as follows at June 30, 2002 and 2001:

                                        JUNE 30, 2002      June 30, 2001
                                      -----------------  ------------------
                                      AMORTIZED   FAIR   Amortized   Fair
                                        COST     VALUE      Cost     Value
                                      --------- -------  --------- --------
Due within one year .................   $   44   $   91   $ --     $ --
Due after one year through five years    8,050    8,025    5,320    5,371
                                        ------   ------   ------   ------
                                        $8,094   $8,116   $5,320   $5,371
                                        ======   ======   ======   ======

Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2002 and 2001:

                                        JUNE 30, 2002     June 30, 2001
                                       ---------------  -----------------
                                       AMORTIZED FAIR   Amortized   Fair
                                         COST    VALUE    Cost     Value
                                        ------   ------ ---------  ------
Due within one year .................   $  618   $  630   $1,750   $1,750
Due after one year through five years     --       --       --       --
                                        ------   ------  ------   ------
                                        $  618   $  630   $1,750   $1,750
                                        ======   ======   ======   ======

NOTE 4: ACCOUNTS RECEIVABLE

At June 30, 2002 and 2001, accounts receivable were as follows:

                                             JUNE 30,      June 30,
                                              2002           2001
                                            --------       --------
Trade (note 19) ........................    $ 20,737       $ 25,644
Other ..................................       1,453          2,015
                                            --------       --------
                                              22,190         27,659
llowance ...............................        (949)          (381)
                                            --------       --------
                                            $ 21,241       $ 27,278
                                            ========       ========

NOTE 5: INVENTORIES


At June 30, 2002 and 2001, inventories, net of reserves, were as follows:


                                              JUNE 30,              June 30,
                                                2002                  2001
                                              -------               --------
Raw materials and manufactured parts ....     $18,695                $20,359
Work in process .........................       8,477                  5,674
Finished goods ..........................         179                  1,308
                                              -------                -------
                                               27,351                 27,341
Reserve .................................      (3,739)                (3,080)
                                              -------                -------
                                              $23,612                $24,261
                                              =======                =======

NOTE 6: COSTS IN EXCESS OF BILLINGS

Revenues from certain automation projects were accounted for under the percentage-of-completion method using total project costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues were recorded in the period in which the facts became known. The differences between amounts billed and revenue recognized is shown as costs in excess of billings on the accompanying balance sheets.

Totals of revenue earned and billings issued on uncompleted contracts as of June 30, 2001 were as follows:

Revenue recognized to date ............................        $ 50,529
Billings to date ......................................          48,727
                                                               --------
                                                               $  1,802
                                                               ========

As a result of the sale of the Company's Automation Systems Group in Longmont, Colorado, there were no outstanding projects accounted for under the percentage-of-completion method as of June 30, 2002.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Costs of additions, replacements and improvements are capitalized and depreciated over a range of 3-40 years. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of its property, plant and equipment and makes adjustments when impairments are identified. At June 30, 2002 and 2001, property, plant and equipment, at cost, were as follows:

                                            JUNE 30,    June 30,
                                              2002        2001
                                           ---------    --------
Land ....................................   $  3,822    $  3,778
Building ................................     25,252       9,199
Machinery, equipment and office furniture     47,640      31,101
Leasehold improvements ..................        237         625
Construction in progress ................      2,878      23,849
                                            --------    --------
                                              79,829      68,552
 Less accumulated depreciation ..........    (24,784)    (21,077)
                                            --------    --------
                                            $ 55,045    $ 47,475
                                            ========    ========

NOTE 8: GOODWILL AND OTHER INTANGIBLES

The cost of goodwill and other intangible assets is amortized on a straight-line basis, which ranges from 4 to 20 years. Management evaluates, on an ongoing basis, the carrying value of its goodwill and other intangible assets and makes adjustments when impairments are identified. Goodwill and other intangibles, net, at June 30, 2002 and 2001 were as follows:

                                                 JUNE 30,          June 30,
                                                   2002              2001
                                                 -------           -------
Goodwill and other intangibles ............      $ 8,329           $ 7,726
Accumulated amortization ..................       (3,822)           (2,859)
                                                 -------           -------
                                                 $ 4,507           $ 4,867
                                                 =======           =======

NOTE 9: BANK LINE OF CREDIT

The Company has a $3,000 unsecured bank line of credit with interest at LIBOR plus 60 basis points (approximately 2.4% at June 30, 2002). The line of credit is available through November 21, 2002. At June 30, 2002 and 2001, no amounts were outstanding under the bank line of credit.

NOTE 10: LONG-TERM DEBT

In May 2001 the Company entered into a mortgage on the newly constructed facility located in Westborough, Massachusetts. The mortgage amount was $12,560 at an interest rate of LIBOR plus a variable interest rate of 1% to 1.5%, which was based on a pricing grid related to a certain debt ratio and adjusted quarterly. The mortgage agreement contains financial covenants which, among others, relate to debt service and consolidated debt ratios. In June 2002, the mortgage agreement was amended to revise the financial covenants and adjust the variable interest rate pricing grid, such that the variable interest rate can fluctuate between 1% and 2.5% based on the debt ratio. At June 30, 2002, the LIBOR plus variable rate was 4.3%. The mortgage is amortizing on a 15-year schedule requiring level monthly principal and interest payments and is payable in full in May 2007. The Company made interest only payments through February 2002. As of June 30, 2002, long-term debt was $11,374 with a current portion of long-term debt of $837. Principal payments for fiscal years 2003-2006 will be $837 annually and the principal payment for the fiscal year 2007 will be $8,862, including a balloon payment of $8,164 due in May 2007.

In conjunction with the mortgage, the Company entered into a $12,560 notional principal interest rate swap that effectively converted the variable rate LIBOR-based payments to a fixed rate of 6% for the duration of the mortgage. In addition, the variable interest rate based on a pricing grid related to a certain debt ratio will continue to be applied to the outstanding mortgage amount. The effective interest rate at June 30, 2002 and 2001 was 8.5% and 7%, respectively. In accordance with SFAS No. 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the mortgage of approximately $832. This amount, net of taxes of $317, is reflected with a corresponding debit to the stockholders' equity of $515.

Interest payments on debt were $1,158, $107, and $6 in fiscal 2002, 2001, and 2000, respectively.

NOTE 11: LEASES

The Company leases certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2007. Total lease expense charged to operations was $1,603 in 2002, $1,562 in 2001, and $986 in 2000. At June 30, 2002 the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases were:

                                                                   Minimum
                                                                 Future Lease
Year ending June 30,                                             Commitments
                                                                 -------------
2003 ..........................................................     $ 1,382
2004 ..........................................................       1,219
2005 ..........................................................         743
2006 ..........................................................         262
2007 ..........................................................         119
                                                                    -------
                 Total minimum lease payments .................     $ 3,725
                                                                    =======


NOTE 12: PROFIT-SHARING PLAN

The Company maintains a deferred profit-sharing plan under which substantially all full-time employees of the Company are eligible to participate. Profit-sharing expense for the years ended June 30, 2002, 2001, and 2000, amounted to $0, $2,516, and $1,209, respectively. The profit-sharing plan consists of a cash distribution and a contribution to the Company's 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. The cash distribution for the years ended June 30, 2002, 2001, and 2000, amounted to $0, $930, and $709, respectively.

The Company also maintains a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 15% of their compensation, as defined. The Company may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. The 401(k) contribution expense for the years ended June 30, 2002, 2001, and 2000 amounted to $780, $1,586, and $500, respectively.

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

Under the Employee Stock Ownership Program, the Company may, at the discretion of the Board of Directors, contribute its own stock or contribute cash to purchase its own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under
Section 416 of the Internal Revenue Code. There were no purchases and no contributions made under this program for the years ended June 30, 2002, 2001, and 2000.

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

On April 11, 2001, the Company purchased 239,605 shares of its common stock from two officers and directors, pursuant to stock purchase agreements; all at a price per share of $20.81 (the closing price of the common stock in the public markets on that day) for $4,986. The funding for the purchase came from cash balances. The purpose of the purchase was to allow these two officers and directors to satisfy their tax obligations arising from the Firefly acquisition, in which they were principal stockholders, and to satisfy and extinguish the margin loans they incurred to pay additional taxes, which arose from the acquisition of Firefly. The common stock purchased is being held as treasury stock.

NOTE 14: STOCK COMPENSATION PLANS

As of June 30, 2002, the Company has two stock-based compensation plans, which are described below (see note 15). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Since all options were granted with an exercise price equal to the fair market value on the date of the grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement.

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:


                                                     JUNE 30,      June 30,    June 30,
                                                       2002         2001        2000
                                                    ---------     ---------   -----------
Pro forma net (loss) earnings ...................   $  (12,161)   $   9,952   $  (16,930)
Pro forma net (loss) earnings per share - diluted   $    (0.70)   $    0.62   $    (1.35)


The fair value of these options at the date of grant was estimated with the following weighted average assumptions of 2002, 2001 and 2000:

                                   JUNE 30,     June 30,        June 30,
                                     2002          2001           2000
                                  ---------     ---------       ----------
Risk free rate of interest ......       4.3%          5.0%            5.9%
Dividend yield ..................       0.0%          0.0%            0.0%
Volatility factor ...............        76%           77%             67%
Expected life of option .........  4.5 YEARS     4.8 years       5.6 years

The above pro forma information is based on historical activity and may not represent future trends.

On June 26, 2001, the Board of Directors granted a warrant to purchase 25,000 shares of the Company's common stock to the Zetetic Institute, a non-profit organization that provides assistance to the Company in connection with certain research and development activities. The warrant has an exercise price of $18.64 per share, the closing price of the common stock on the date of the grant, and will vest, in equal annual increments, over the four-year period following the date of grant.

NOTE 15: STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLAN AND DATA

The Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan permits the granting of non-qualified options to purchase a total of 4,850,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. There are 1,487,893 shares available under the plan as of June 30, 2002. Options generally become exercisable at the rate of 25% of the shares each year commencing one year after the date of grant. The Plan, as amended, expires on September 3, 2002.

                                         JUNE 30, 2002
                                  ----------------------------
                                                  WEIGHTED
                                                  AVERAGE
                                   SHARES       EXERCISE PRICE
                                  -----------    -------------
Outstanding at beginning of year    1,778,308    $    50.223
Granted ........................      325,075    $    12.870
Exercised ......................       (2,125)   $    10.425
Expired or canceled ............     (150,539)   $    44.774
                                   ----------    -----------
Outstanding at end of year .....    1,950,719    $    44.527
                                   ==========    ===========

                                          June 30, 2001
                                   ---------------------------
                                                Weighted
                                                 Average
                                     Shares    Exercise Price
                                   ----------- ---------------
Outstanding at beginning of year      798,299    $    10.020
Granted ........................    1,386,436    $    61.810
Exercised ......................     (347,463)   $     3.508
Expired or canceled ............      (58,964)   $    58.527
                                   ----------    -----------
Outstanding at end of year .....    1,778,308    $    50.223
                                   ==========    ===========

                                         June 30, 2000
                                    ---------------------------
                                                   Weighted
                                                  Average
                                       Shares    Exercise Price
                                    ------------ ---------------
Outstanding at beginning of year    1,245,299      $     7.228
Granted ........................      182,650      $    23.139
Exercised ......................     (519,200)     $     7.215
Expired or canceled ............     (110,450)     $    13.240
                                   ----------      -----------
Outstanding at end of year .....      798,299      $    10.020
                                   ==========      ===========

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN AND DATA

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of the Company or any of its subsidiaries) is granted an option to purchase 8,000 shares of Common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director is granted an option to purchase 3,000 shares of Common stock on an annual basis. All options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009. There are 89,000 shares available under the plan as of June 30, 2002.

                                                      JUNE 30, 2002
                                              ------------------------------
                                                               WEIGHTED
                                                                AVERAGE
                                                 SHARES      EXERCISE PRICE
                                              ------------   ---------------
Outstanding at beginning of year .............     182,000         $13.996
Granted ......................................      23,000         $16.276
Exercised ....................................    (10,000)         $ 2.000
Expired or canceled ..........................          --         $    --
                                                  --------         -------
Outstanding at end of year ...................     195,000         $14.880
                                                  ========         =======

                                                      June 30, 2001
                                              --------------------------------
                                                                  Weighted
                                                                   Average
                                               Shares          Exercise Price
                                              ------------    ----------------
Outstanding at beginning of year .............     249,000         $ 5.792
Granted ......................................      23,000         $55.873
Exercised ....................................    (90,000)         $ 2.000
Expired or canceled ..........................          --         $    --
                                                  --------         -------
Outstanding at end of year ...................     182,000         $13.996
                                                  ========         =======

                                                         June 30, 2000
                                              -------------------------------
                                                                Weighted
                                                                 Average
                                               Shares        Exercise Price
                                              ------------   -----------------
Outstanding at beginning of year .............     450,000        $ 6.229
Granted ......................................      15,000        $17.250
Exercised ....................................   (216,000)        $ 7.498
Expired or canceled ..........................          --        $    --
                                                 ---------        -------
Outstanding at end of year ...................     249,000        $ 5.792
                                                 =========        =======


The following table summarizes information about all fixed stock options outstanding at June 30, 2002:


                                 Options Outstanding                      Options Exercisable
                        -----------------------------------------  ----------------------------------
                          Number    Weighted Average
        Range of        Outstanding   Remaining      Weighted           Number             Weighted
        Exercise           as of      Contractual     Average       Exercisable as of      Average
         Prices        June 30, 2002     Life       Exercise Price    June 30, 2002     Exercise Price
    ------------------- ------------ -------------  --------------  -----------------   --------------
    $ 1.92 - $ 2.00 ...     175,124       2.1        $    2.00          175,124            $    2.00
    $ 7.44 - $11.10 ...     212,300       6.4        $   10.16          144,652            $   10.25
    $11.40 - $17.10 ...     335,950       8.8        $   12.92           36,200            $   13.73
    $17.18 - $24.56 ...     463,346       8.5        $   18.93          164,434            $   18.80
    $26.38 - $39.13 ...      69,970       6.4        $   29.73           44,630            $   28.80
    $40.38 - $58.75 ...      80,265       8.2        $   45.21           37,210            $   45.09
    $60.75 - $90.81 ...     808,764       8.1        $   84.59          223,951            $   84.46
-----------------------   ---------       ---        ---------          -------            ---------
    $ 1.92 - $90.81 ...   2,145,719       7.6        $   41.82          826,201            $   33.04
=======================   =========       ===        =========          =======            =========


As discussed in Note 2, the Company recorded approximately $12,024 of additional compensation expense to reflect the derived fair market value of certain Firefly stock options, which were exercised by Firefly employees in connection with the exchange of Firefly capital stock and stock options for the Company's common stock. No Firefly options have been included in the tables above because all Firefly options were exercised and converted to the Company's common shares in connection with the merger.

NOTE 16: EMPLOYEE STOCK PURCHASE PLAN

In November 2000, the Company adopted a non-compensatory Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company who elect to participate have the ability to purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock that may be issued under the ESPP is approximately 500,000. At June 30, 2002 and 2001, the Company had withheld $532 and $613, respectively, for purchase of shares under this plan; and in July 2002 and 2001, issued approximately 64,000 and 32,000, respectively, shares of common stock.

NOTE 17: INCOME TAXES

The components of income tax expense (benefit) for each year are as follows:

                                      Fiscal Year Ended June 30,
                                     -----------------------------
                                       2002       2001       2000
                                     --------   -------    -------
Currently payable:
   Federal .......................   $(3,118)   $  --      $ 1,136
   State .........................         4       --          (71)
   Foreign .......................       798      1,008        604
                                     -------    -------    -------
                                     $(2,316)   $ 1,008    $ 1,669
                                     =======    =======    =======
Deferred:
   Federal .......................   $(3,859)   $ 2,328    $(3,051)
   State .........................      (725)       118        (77)
   Foreign .......................      --         --         --
                                     -------    -------    -------
                                     $(4,584)   $ 2,446    $(3,128)
                                     -------    -------    -------
Total income tax (benefit) expense   $(6,900)   $ 3,454    $(1,459)
                                     =======    =======    =======

Income tax refunds, net of payments, amounted to $149, $1,979, and $2,539 in fiscal 2002, 2001, and 2000, respectively.

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2002, 2001, and 2000 to earnings before income taxes for the following reasons:

                                                   Fiscal Year Ended June 30,
                                                  ------------------------------
                                                    2002       2001      2000
                                                  -------    -------    --------
Computed "expected" tax expense
   (benefit) ..................................   $(6,355)   $ 5,143    $(5,886)
Increases (reductions) in taxes resulting from:
    Acquisition-related charges ...............       (72)    (1,112)     4,329
    State taxes, net of federal
      income tax benefit ......................    (1,787)      (331)       (96)
    Tax exempt interest income ................       (29)       (43)       (15)
    Export tax incentives .....................      --         (254)      (300)
    Change in Valuation Allowance .............     1,987        619       --
    Research Credit ...........................    (1,358)    (1,114)      (300)
    Other, net ................................       714        546        809
                                                  -------    -------    -------
                                                  $(6,900)   $ 3,454    $(1,459)
                                                  =======    =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2002 and 2001 are presented below:

                                               JUNE 30,    June 30,
                                                2002         2001
                                              ---------   ----------
Deferred tax assets:
   Accounts receivable ....................   $    358    $    143
   Accrued liabilities ....................      1,965         610
   Inventory valuation ....................      1,066       1,492
   One-time charges .......................      1,725       1,943
   Intangibles ............................        262          96
   Federal and state NOLs and credits .....     26,207      17,486
   Other ..................................         46        --
                                              --------    --------
                                                31,629      21,770
   Less valuation allowance ...............      3,803       1,653
                                              --------    --------
   Deferred tax asset .....................     27,826      20,117
                                              --------    --------

Deferred tax liabilities:
   Prepaid expenses .......................       (208)        (92)
   Plant and equipment ....................     (2,731)       (111)
   Unrealized gain on marketable securities         (7)        (19)
                                              --------    --------
   Deferred tax liability .................     (2,946)       (222)
                                              --------    --------
Net deferred tax asset ....................   $ 24,880    $ 19,895
                                              ========    ========

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2002 and 2001 are as follows:

                                                JUNE 30,          June 30,
                                                  2002              2001
                                                -------           --------
Net current deferred tax asset ...............  $ 4,899           $ 4,076
Net noncurrent deferred tax asset ............   19,981            15,819
                                                -------           -------
Net deferred tax asset .......................  $24,880           $19,895
                                                =======           =======

The Company has recorded a valuation allowance to reflect the uncertainty of realizing certain state net operating loss and credit carryforwards. The valuation allowance as of June 30, 2001 was $1,653. The net change in the total valuation allowance for the year ended June 30, 2002 was an increase of $2,150. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2002 will be allocated as follows:

                  Income tax benefit ................  $ 1,987
                  Additional paid-in capital ........      163
                                                       -------
                                                       $ 2,150

Management believes it is more likely than not that the remaining net deferred tax assets of $24,880 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

The deferred tax provision for 2002 does not reflect tax benefits of ($328) allocated to other comprehensive income and ($73) allocated to paid in capital.

At June 30, 2002, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was $991. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because the Company intends to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2002, the Company has federal and state net operating loss carryforwards of approximately $45,405 and $73,089, respectively, and various state credit carryforwards of $3,175, which are available to reduce income taxes in various jurisdictions through 2022. The Company also has a federal general business credit carryforward of approximately $4,592, which is available to reduce federal taxable income, if any, through 2022. In addition, the Company has alternative minimum tax credit carryforwards of approximately $206 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

NOTE 18: SEGMENT REPORTING

The Company has adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards, using a management approach, for reporting information regarding operating segments in annual financial statements. The management approach designates the internal reporting that is used by the chief operating decision maker when making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's president has been determined to be its chief operating decision-maker, as defined under SFAS No. 131.

The Company operates in three principal business segments globally:
Semiconductor, Industrial, and Telecommunications. For fiscal 2000, the Company operated in one segment, as a world leader in metrology, process control, and yield solutions servicing high precision industries. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The segment data is presented below in a manner consistent with management's internal measurement of the business.


                                                       Fiscal Year Ended June 30, 2002
                                      ----------------------------------------------------------------------------
                                      Semiconductor       Industrial         Telecommunications          Total
                                      -------------     ------------         ------------------       ------------
Sales ..............................      $37,483           $40,336               $ 6,607               $ 84,426
Gross Profit .......................        9,909            16,882                (1,995)                24,796
Gross Profit as a % Sales ..........         26%              42%                    (30)%                  29%


                                                       Fiscal Year Ended June 30, 2001
                                      ----------------------------------------------------------------------------
                                      Semiconductor       Industrial         Telecommunications          Total
                                      --------------    --------------      --------------------       -----------
Sales ..............................      $84,561           $35,178               $13,511               $133,250
Gross Profit .......................       38,737            15,969                 6,463                 61,169
Gross Profit as a % Sales ..........         46%              45%                    48%                    46%

The total gross profit and the Semiconductor segment gross profit for the fiscal year ended June 30, 2002 included $808 of inventory write-downs related to the sale of the Automation Systems Group.

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Sales to Canon Inc. and to Canon Sales Co., Inc., accounted for more than 19% of total Company sales for each of the years ended June 30, 2002, 2001, and 2000 (see note 19). No other individual customer accounted for more than 10% of total Company sales for any year presented in the accompanying consolidated financial statements. Substantially all of the Company's operating results, assets, depreciation, and amortization are U.S. based. The Company's sales are noted below.

Sales by geographic area were as follows:

                                                            Fiscal Year Ended June 30,
                                                      --------------------------------------
                                                         2002          2001           2000
                                                      --------       --------       --------
Americas (primarily United States) ................   $ 41,040       $ 68,299       $ 48,835
Far East:
   Japan ..........................................     21,268         45,194         17,588
   Pacific Rim ....................................      8,054          7,423         11,714
                                                      --------       --------       --------
Total Far East ....................................   $ 29,322       $ 52,617       $ 29,302
Europe and Other (primarily Europe) ...............     14,064         12,334          9,106
                                                      --------       --------       --------
Total .............................................   $ 84,426       $133,250       $ 87,243
                                                      ========       ========       ========


NOTE 19: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $17,636 (21% of net sales), $43,336 (33% of net sales), and $16,463 (19% of net sales), for the years ended June 30, 2002, 2001, and 2000, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. At June 30, 2002 and 2001, there was approximately, in the aggregate, $2,683 and $3,827, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

On April 11, 2001, the Company purchased 239,605 shares of its common stock from two officers and directors for $4,986 (see note 13).

NOTE 20: MATERIAL CONTRACTS

In May 1997, the Company entered into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby the Company will be a primary supplier of large plano optical components for the National Ignition Facility ("NIF"). In April 2001 and January 2002, the Company entered into related contracts with LLNL to supply additional optical components to NIF. Revenues under the NIF contract, which is presently a fixed price contract, are recorded as deliveries are made. Revenues recognized in fiscal 2002, 2001, and 2000 amounted to $3,834, $3,308, and $2,802, respectively.

During fiscal year 1999, the Company entered into an agreement with IBM, which allows for marketing and servicing rights for its Atomic Force Microscope (AFM) line of business for a four-year period. The Company made payments totaling $2,250 to secure this relationship, which are being amortized over four years or less.

On March 28, 2000, the Company entered into an agreement to terminate the distribution agreement to market and sell AFM products. As part of the agreement, the Company was granted a nonexclusive license to the IBM AFM technology for the next three years and may continue to license the technology for additional terms thereafter. The Company and Veeco Corporation, which subsequently entered into the distribution agreement with IBM, have entered into an additional agreement for support and service of AFM products previously sold by the Company. As a result of this agreement, the Company's AFM sales and service department was discontinued.

 SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands except per share amounts)


                                                   FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                        -------------------------------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, (1)      MARCH 31,    JUNE 30, (1)
                                        ------------- ----------------      ---------   --------------
Net sales .............................   $ 20,956        $ 19,006          $ 21,298        $ 23,166
Gross profit ..........................   $  7,025        $  4,678          $  6,282        $  6,811
Loss before taxes and minority interest   $ (3,711)       $ (4,737)         $ (5,851)       $ (3,858)
Income tax benefit ....................      1,410           1,800             2,223           1,467
Minority interest .....................         70              82                94             230
                                          --------        --------          --------        --------
Net loss ..............................   $ (2,371)       $ (3,019)         $ (3,722)       $ (2,621)
                                          ========        ========          ========        ========
Net loss per share:
   Basic (2) ..........................   $  (0.14)       $  (0.29)         $  (0.21)       $  (0.15)
                                          ========        ========          ========        ========
   Diluted (2) ........................   $  (0.14)       $  (0.29)         $  (0.21)       $  (0.15)
                                          ========        ========          ========        ========

                                                 For the Fiscal Year Ended June 30, 2001
                                           -----------------------------------------------------
                                           September 30,   December 31,  March 31,     June 30,
                                           -------------   ------------  ----------    ---------
Net sales .................................   $23,932       $32,731       $38,717       $37,870
Gross profit ..............................   $ 9,969       $13,611       $19,489       $18,100
Earnings before taxes and minority interest   $ 1,379       $ 3,063       $ 5,055       $ 5,198
Income taxes ..............................       469         1,041         1,719           225
Minority interest .........................        93           117           129           243
                                              -------       -------       -------       -------
Net earnings ..............................   $   817       $ 1,905       $ 3,207       $ 4,730
                                              =======       =======       =======       =======
Net earnings per share:
   Basic (2) (3) ..........................   $  0.06       $  0.13       $  0.21       $  0.27
                                              =======       =======       =======       =======
  Diluted (2) (3) ........................    $  0.05       $  0.13       $  0.20       $  0.26
                                              =======       =======       =======       =======


----------

(1) Loss includes the gain on sale of the Automation Systems Group of $6,142 and related exit costs of $1,856, inventory write-downs of $808, and tax expense of $1,322 in the second and fourth quarters ended December 31, 2001 and June 30, 2002, respectively.

(2) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(3) The difference between basic shares outstanding and diluted shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 909, 764, 440, and 547 for fiscal 2001 quarters ended September 30, December 31, March 31, and June 30, respectively.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

The Board of Directors
Zygo Corporation

Under date of August 16, 2002, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002 as contained in the 2002 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Hartford, Connecticut
August 16, 2002



                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

(Thousands of dollars)

                                          Balance                                                     Balance
                                        at Beginning                                                   at End
Description                               of Period            Provision          Write-Offs          of Period
-----------                             -------------          ---------          ----------          ---------
YEAR ENDED JUNE 30, 2002:
  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS .......................      $  381                $  599              $   31              $  949

  INVENTORY RESERVE ................      $3,080                $  842              $  183              $3,739

VALUATION ALLOWANCE ON NET
  DEFERRED TAX ASSETS ..............      $1,653                $2,150              $   --              $3,803

Year Ended June 30, 2001:
  Allowance for Doubtful
    Accounts .......................        $234                $  246              $   99              $  381

  Inventory Reserve ................      $2,846                $  312              $   78              $3,080

Valuation allowance on net
  Deferred tax assets ..............      $   --                $1,653              $   --              $1,653

Year Ended June 30, 2000:
  Allowance for Doubtful
    Accounts .......................      $1,324                $   70              $1,160              $  234

  Inventory Reserve ................      $4,513                $  (24)             $1,643              $2,846

Valuation allowance on net
  Deferred tax assets ..............      $   --                $   --              $   --              $   --

                                  EXHIBIT INDEX

EXHIBIT
 TABLE                                                                                                   FORM 10K
 NUMBER                                                                                                 PAGE NUMBER
 ------                                                                                                 -----------


 10.27 Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank.

 10.28 Amended and restated credit agreement dated November 22, 2001, between Zygo Corporation and Fleet National Bank.

 10.29 Amended and restated credit agreement dated June 26, 2002, between Zygo Corporation and Fleet National Bank.

 10.30            Subcontract B514527 between The Regents of the University of
                  California Lawrence Livermore National Laboratory and Zygo
                  Corporation dated April 14, 2001.

 10.31            Subcontract B519044 between The Regents of the University of
                  California Lawrence Livermore National Laboratory and Zygo
                  Corporation dated January 14, 2002.

 21.              Subsidiaries of Registrant

 23.              Accountants' Consent

 24.              Power of Attorney

 99.1             Certification