Form 10-Q
period 2002-09-27
ZYGO CORP
filed 2002-11-08
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 2002

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          YES       NO  X  (1)
                                                               ------   --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                              YES    NO
                                                                      ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     17,509,749 shares of Common Stock, $.10 Par Value, at November 4, 2002

(1) The Company erroneously omitted to file by EDGAR, with the Securities and Exchange Commission, a copy of the Company's proxy statement dated October 6, 2001, in connection with the Annual Meeting of Stockholders held on November 14, 2001. The proxy and the consequent amendment to the Company's Annual Report on Form 10-K dated June 30, 2001 were filed by the Company on February 13, 2002.

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, are forward-looking statements. These forward-looking statements include without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project" and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors" which references the Form 10-K filed by the Company for the fiscal year ended June 30, 2002. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                         PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)


                                                                            Three Months Ended
                                                                   -------------------------------------
                                                                   SEPTEMBER 27,           September 30,
                                                                        2002                 2001 (2)
                                                                   -------------           -------------
Net sales
         Products ...............................................    $ 17,701                $19,704
         Development services ...................................       2,708                      -
                                                                     --------                -------
                                                                       20,409                 19,704
                                                                     --------                -------
Cost of goods sold
         Products ...............................................      10,992                 12,721
         Development services ...................................       2,051                      -
                                                                     --------                -------
                                                                       13,043                 12,721
                                                                     --------                -------
         Gross profit ...........................................       7,366                  6,983

Selling, general, and administrative expenses ...................       5,460                  5,267
Research, development, and engineering expenses .................       2,998                  4,164
Amortization of intangibles .....................................         104                    185
                                                                     --------                -------
         Operating loss .........................................      (1,196)                (2,633)
                                                                     --------                -------
Other income (expense):

         Interest income ........................................         407                    555
         Interest expense .......................................        (181)                    (2)
         Miscellaneous (expense), net ...........................        (167)                    82
                                                                     --------                -------
         Total other income .....................................          59                    635
                                                                     --------                -------
         Loss from continuing operations before
            income taxes and minority interest ..................      (1,137)                (1,998)

Income tax benefit ..............................................        (432)                  (919)
Minority interest ...............................................         143                     70
                                                                     --------                -------
         Loss from continuing operations ........................        (848)                (1,149)
                                                                     --------                -------
Discontinued TeraOptix operations, net of tax ...................      (1,682)                (1,222)
Charges related to the disposal of TeraOptix, net of tax ........      (9,352)                     -
                                                                     --------                -------
         Loss from discontinued operations ......................     (11,034)                (1,222)
                                                                     --------                -------
Net loss ........................................................    $(11,882)               $(2,371)
                                                                     ========                =======
Basic and diluted - Loss per share:
         Continuing operations ..................................    $  (0.05)               $ (0.07)
         Discontinued operations ................................       (0.63)                 (0.07)
                                                                     --------                -------
         Net loss ...............................................    $  (0.68)               $ (0.14)
                                                                     ========                =======
Weighted average number of shares (1):
         Basic and diluted ......................................      17,510                 17,389
                                                                     ========                =======



See accompanying notes to consolidated financial statements.

(1) Accounting principles generally accepted in the United States of America require the computation of the net loss per share to be based on the weighted average basic shares outstanding.

(2) The consolidated statement of operations for the three month-period ended September 30, 2001 has been reclassified to conform with the current period presentation of the discontinued operations and loss on disposal of TeraOptix.

CONSOLIDATED BALANCE SHEETS
(Thousands)

                                                                               SEPT. 27, 2002        June 30, 2002
                                                                                 (UNAUDITED)
                                                                               --------------        -------------
ASSETS
Current assets:
         Cash and cash equivalents ..........................................      $ 28,243             $ 28,513
         Restricted cash ....................................................         1,230                1,225
         Marketable securities ..............................................         8,777                8,734
         Receivables ........................................................        17,629               21,241
         Income tax receivable ..............................................            24                    -
         Inventories ........................................................        23,842               23,612
         Prepaid expenses ...................................................         1,213                1,444
         Deferred income taxes ..............................................         4,888                4,899
         Assets of discontinued unit held for sale ..........................        14,178                    -
                                                                                   --------             --------
              Total current assets ..........................................       100,024               89,668

Property, plant, and equipment, net .........................................        26,284               55,045
Deferred income taxes .......................................................        27,371               19,981
Intangible assets, net ......................................................         4,590                4,507
                                                                                   --------             --------
TOTAL ASSETS ................................................................      $158,269             $169,201
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Current portion of long-term debt ..................................         $ 837                $ 837
         Accounts payable ...................................................         5,384                5,020
         Accrued progress payments ..........................................           693                  368
         Accrued salaries and wages .........................................         3,640                3,451
         Other accrued liabilities ..........................................         5,428                5,132
         Income taxes payable                                                             -                  929
                                                                                   --------             --------
              Total current liabilities .....................................        15,982               15,737

Long-term debt, excluding current portion ...................................        11,164               11,374
Other long-term liabilities .................................................         1,086                1,115
Minority interest ...........................................................         1,113                  970
                                                                                   --------             --------
     Total liabilities ......................................................        29,345               29,196
                                                                                   --------             --------

Stockholders' equity:

   Common Stock, $.10 par value per share:
         40,000 shares authorized;
         17,957 shares issued (17,892 at June 30, 2002);
         17,510 shares outstanding (17,445 at June 30, 2002) ................         1,796                1,789
   Additional paid-in capital ...............................................       137,843              137,390
   Retained earnings (accumulated deficit) ..................................        (3,901)               7,981
   Accumulated other comprehensive income (loss):
         Currency translation effects .......................................          (736)              (1,369)
         Net unrealized loss on swap agreement ..............................          (836)                (515)
         Net unrealized gain on marketable securities .......................            45                   16
                                                                                   --------             --------
                                                                                    134,211              145,292
   Less treasury stock, at cost;
         447 common shares ..................................................         5,287                5,287
                                                                                   --------             --------
         Total stockholders' equity .........................................       128,924              140,005
                                                                                   --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................      $158,269             $169,201
                                                                                   ========             ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

                                                                                         Three Months Ended
                                                                                   --------------------------------
                                                                                   SEPT. 27, 2002    Sept. 30, 2001
                                                                                   --------------    --------------
Cash provided by (used for) operating activities:
   Loss from continuing operations ..........................................         $  (848)         $ (1,149)

   Adjustments to reconcile net loss to cash provided by (used for) operating activities:

      Depreciation and amortization .........................................           1,882             1,782
      Loss on disposal of assets ............................................              55                38
      Deferred income taxes .................................................          (1,483)               21
      Non-cash compensation charges related to stock options ................              19                 -
      Changes in operating accounts:
         Receivables ........................................................           3,405             5,828
         Costs in excess of billings ........................................               -               201
         Inventories ........................................................            (880)           (1,390)
         Prepaid expenses ...................................................             231               148
         Accounts payable and accrued expenses ..............................            (382)           (8,129)
         Minority interest ..................................................             143                70
                                                                                      -------          --------
       Net cash provided by (used for) operating activities from continuing
          operations ........................................................           2,142            (2,580)
                                                                                      -------          --------
Cash used for investing activities:
   Additions to property, plant, and equipment ..............................            (547)           (8,049)
   Investment in marketable securities ......................................            (480)           (2,991)
   Investments in other assets ..............................................            (429)              (27)
   Interest from restricted cash from sale of Automation Systems Group ......              (5)                -
   Proceeds from the sale or maturity of marketable securities ..............             500             2,975
                                                                                      -------          --------
      Net cash used for investing activities from continuing operations .....            (961)           (8,092)
                                                                                      -------          --------
Cash provided by financing activities:
   Payments of debt .........................................................            (210)                -
   Employee stock purchase ..................................................             441                 -
   Exercise of employee stock options .......................................               -               511
   Issuance and repurchase of common stock ..................................               -              (270)
                                                                                      -------          --------
       Net cash provided by financing activities from continuing
          operations .......................................................              231               241
                                                                                      -------          --------

Net increase (decrease) in cash and cash equivalents from continuing
   operations ..............................................................            1,412           (10,431)


Net decrease in cash and cash equivalents from discontinued operations .....           (1,682)           (1,222)
                                                                                      -------          --------
Net decrease in cash and cash equivalents ..................................             (270)          (11,653)
Cash and cash equivalents, beginning of period .............................           28,513            52,630
                                                                                      -------          --------
Cash and cash equivalents, end of period ...................................          $28,243          $ 40,977
                                                                                      =======          ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION
The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended September 27, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at September 27, 2002, the Consolidated Statements of Operations for the three months ended September 27, 2002 and September 30, 2001, and the Consolidated Statements of Cash Flows for the three months ended September 27, 2002 and September 30, 2001 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2002 Annual Report on Form 10-K including items incorporated by reference therein.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                 Three Months Ended
                                        ------------------------------------
                                          SEPTEMBER 27,       September 30,
                                              2002                2001
                                        -----------------    ---------------
Basic weighted average shares
   outstanding .......................       17,510              17,389

Dilutive effect of stock options .....            -                   -
                                        -----------------    ---------------
Diluted weighted average shares
   outstanding .......................       17,510              17,389
                                        =================    ===============

For the first quarter of fiscal 2003 and 2002, the Company recorded net losses. Due to these net losses, stock options to acquire 171 shares of common stock and 331 shares of common stock for the three month periods, respectively, were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on loss per share.

COMPREHENSIVE LOSS

The Company's total comprehensive loss was as follows:


                                                         SEPTEMBER 27, 2002       September 30, 2001
                                                        ---------------------     ------------------
Net loss ............................................         $(11,882)                $(2,371)
Unrealized gain on marketable securities ............               29                      51
Unrealized loss on swap agreement ...................             (321)                   (899)
Foreign currency translation effect .................              633                     913
                                                        ---------------------     ------------------
Comprehensive loss ..................................         $(11,541)                $(2,306)
                                                        =====================     ==================

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 27, 2002 and June 30, 2002, inventories were as follows:

                                                                   SEPTEMBER 27,                 June 30,
                                                                       2002                        2002
                                                              -----------------------       -------------------
Raw materials and manufactured parts ........................        $17,896                     $18,695
Work in process .............................................          9,380                       8,477
Finished goods ..............................................            241                         179
                                                              -----------------------       -------------------
                                                                      27,517                      27,351
Valuation reserves for excess and obsolete inventory ........         (3,675)                     (3,739)
                                                              -----------------------       -------------------
                                                                     $23,842                     $23,612
                                                              =======================       ===================

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Costs of additions, replacements, and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At September 27, 2002 and June 30, 2002, property, plant, and equipment, at cost, were as follows:

                                                                     SEPTEMBER 27,                  June 30,
                                                                         2002                         2002
                                                                ---------------------         -----------------
Land and land improvements ...................................        $  1,461                    $  3,822
Buildings and building improvements ..........................           9,697                      25,252
Machinery, equipment, and office furniture ...................          37,747                      47,640
Leasehold improvements .......................................             237                         237
Construction in progress .....................................           1,244                       2,878
                                                                ---------------------         -----------------
                                                                        50,386                      79,829
Accumulated depreciation .....................................         (24,102)                    (24,784)
                                                                ---------------------         -----------------
                                                                      $ 26,284                    $ 55,045
                                                                =====================         =================

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method. The Company reclassified $14,178 of machinery, equipment, and office furniture and buildings and building improvements under current assets, as assets held for sale (See note 3).

LONG-TERM DEBT

On May 14, 2001, the Company entered into a mortgage on its Westborough, Massachusetts facility. The original mortgage amount was $12,560 at an interest rate of LIBOR plus 150 basis points (approximately 3.3% in total at September 27, 2002) and is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. As of September 27, 2002, long-term debt was $11,164 and the current portion of long-term debt was $837. The agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of September 27, 2002, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of September 27, 2002, the market value of the agreement is ($1,348) and is recorded as a liability with a corresponding charge to stockholders' equity, net of taxes.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. The adoption of SFAS No. 142 did not have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for retirement obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The adoption of SFAS No. 143 did not have a material effect on our results of operations or statements of financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of, " and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. See note 3 for discontinued operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with the exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to record liabilities for exit or disposal activities in the period in which they are incurred, except for certain types of transactions. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165. Substantially all of the assets were sold to Brooks and substantially all the liabilities were assumed by Brooks. The gain on the sale was $6,117 before related exit costs of $1,920 to be paid from the proceeds, inventory write-downs of $808, and tax expense of $1,288. As of September 27, 2002, the restricted cash balance of $1,230 related to the Automation sale is being held in escrow for a period of one year from the date of sale.

In September 2002, the Company recognized an after-tax loss of $9,352 (net of a tax benefit of $5,870) for the planned disposition of its TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. The remaining value of the equipment and facility of $14,178 at September 27, 2002 represents the estimated fair market value for the assets based on third-party appraisals, which are subject to future market conditions. The assets are classified under current assets as assets held for sale, and the Company expects to sell these assets over the next twelve months. Proceeds from the sale of the facility would be used to pay down the mortgage loan. The results and loss on disposal of the TeraOptix business unit have been presented as a separate line item in the accompanying consolidated statements of operations as discontinued operations, net of tax, for both periods presented.

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

The Company operates in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for 2001 was restated to reflect the Company's exit from the telecommunications segment.

                                                           Three Months Ended
                                                  -----------------------------------
                                                  SEPTEMBER 27,         September 30,
                                                       2002                 2001
                                                  -------------         -------------
SEMICONDUCTOR
      Sales ....................................     $10,751              $10,385
      Gross profit .............................       4,178                3,931
      Gross profit as a % of sales .............         39%                  38%

INDUSTRIAL
      Sales ....................................      $9,658               $9,319
      Gross profit .............................       3,188                3,052
      Gross profit as a % of sales .............         33%                  33%

TOTAL
      Sales ....................................     $20,409              $19,704
      Gross profit .............................       7,366                6,983
      Gross profit as a % of sales .............         36%                  35%



Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Substantially all of the Company's operating results, assets, depreciation and amortization are U.S. based. The Company's sales by geographic area were as follows:

                                                     Three Months Ended
                                              ---------------------------------
                                              SEPTEMBER 27,       September 30,
                                                  2002                2001
                                              -------------       -------------
Americas (primarily United States) .........    $ 6,840             $ 9,623
Far East:
   Japan ...................................      9,066               5,880
   Pacific Rim .............................      1,540               1,387
                                              -------------       -------------
Total Far East .............................    $10,606             $ 7,267
Europe and Other (primarily Europe) ........      2,963               2,814
                                              -------------       -------------
Total ......................................    $20,409             $19,704
                                              =============       =============

NOTE 5: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $9,000 (44% of net sales) for the three months ended September 27, 2002, as compared to $4,795 (24% of net sales) for the comparable prior year period. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At September 27, 2002 and June 30, 2002, there was approximately, in the aggregate, $5,205 and $3,849, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company and Canon Inc. entered into a contract related to the development of certain interferometers. The contract currently has a value of $29,690 and generally covers the period to February 2004, subject to meeting certain milestones during that period. During the quarter ended September 27, 2002, the Company recognized revenue of $2,708 for this contract in the semiconductor segment.

ITEM.2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, warranty obligations, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, accounting for income taxes, and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management's estimated usage is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for the Company's products, and technological obsolescence. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory and losses on contracts. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

WARRANTY COSTS

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company considers historical warranty costs actually incurred to establish the warranty liability. Should actual costs differ from management's estimates, revisions to the estimated warranty liability would be required.

ACCOUNTING FOR INCOME TAXES

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to an estimated amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors we consider important, which could trigger the impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses, and a current expectation that, more likely than not, a long-lived asset will be disposed of significantly before the end of its estimated useful life.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the asset. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.

                              RESULTS OF OPERATIONS

As previously announced on September 27, 2002, the Company is discontinuing its telecommunications-focused TeraOptix business unit and disposing of its equipment and facility located in Westborough, Massachusetts. Accordingly, the results of TeraOptix have been presented as a separate line item on the consolidated statement of operations as discontinued operations, net of tax, for both periods presented. In addition, the loss on disposal of the business, net of tax, has been recorded as a separate line item for the first quarter of fiscal 2003.

Net sales of $20.4 million for the first quarter of fiscal 2003 increased by $0.7 million, or 4%, from the comparable prior year period of $19.7 million. The net sales exclude sales for the first quarter of fiscal 2003 and 2002 related to TeraOptix of $0.3 million and $1.3 million, respectively. Net sales include product sales and related services and revenues derived from development agreements.

For the first quarter of fiscal 2003, net sales in the semiconductor segment were $10.8 million, or 53% of total net sales, as compared to $10.4 million, or 53%, in the prior year period and net sales in the industrial segment were $9.6 million, or 47% of total net sales, as compared to $9.3 million, or 47%, in the prior year period.

Company sales to the Americas, the vast majority of which are in the United States, amounted to $6.8 million in the first quarter of fiscal 2003, a decrease of $2.8 million, or 29%, from the first quarter of fiscal 2002 levels of $9.6 million. This decrease was primarily due to weakness in the semiconductor sector. The Company's sales outside the Americas amounted to $13.6 million in the first quarter of fiscal 2003, an increase of $3.5 million, or 35%, from the first quarter of fiscal 2002 levels of $10.1 million. Sales to Japan during the first quarter of fiscal 2003 amounted to $9.1 million, an increase of $3.2 million, or 54%, from the first quarter of fiscal 2002 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $2.7 million generated from a recently signed development agreement. Sales to Europe/Other, primarily Europe, amounted to $3.0 million, an increase of $0.2 million, or 7%, from the first quarter of fiscal 2002. Sales to the Pacific Rim, excluding Japan, amounted to $1.5 million, an increase of $0.1 million, or 7%, from the first quarter of fiscal 2002 sales levels.

Sales in U.S. dollars, for the quarter ended September 27, 2002, were $17.4 million, or 85% of all Company sales for both periods. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit for the first quarter of fiscal 2003 totaled $7.4 million (excluding $0.9 million of a gross loss associated with the discontinued operations of TeraOptix), an increase of $0.4 million, or 6%, from $7.0 million (excluding $40,000 of gross profit associated with the discontinued operations of TeraOptix) in the first quarter of fiscal 2002. Gross profit as a percentage of sales for the first quarters of fiscal 2003 and fiscal 2002 was 36%. The gross profit as a percentage of sales for each segment remained relatively stable between the periods. Gross profit for the first quarter of fiscal 2003 included $0.6 million related to a recently signed development agreement with Canon Inc. (See related party transactions).

Selling, general and administrative expenses ("SG&A") in the first quarter of fiscal 2003 amounted to $5.5 million (excluding $0.5 million of SG&A expenses associated with the discontinued operations of TeraOptix), an increase of $0.2 million, or 4%, from $5.3 million (excluding $0.5 million of SG&A expenses associated with the discontinued operations of TeraOptix) in the first quarter of fiscal 2002. As a percentage of net sales, SG&A for the first quarters of fiscal 2003 and fiscal 2002 were 27%.

Research, development, and engineering expenses ("R&D") for the first quarter of fiscal 2003 totaled $3.0 million (excluding $0.9 million of R&D expenses associated with the discontinued operations of TeraOptix), a decrease of $1.2 million, or 29%, from $4.2 million (excluding $1.1 million of R&D expenses associated with the discontinued operations of TeraOptix) in the comparable prior year period. The decrease in the first quarter of fiscal 2003 was primarily related to the completion of several large research and development projects in the semiconductor segment in the prior year.

The Company recorded an operating loss of $1.2 million (excluding $2.3 million of operating loss associated with the discontinued operations of TeraOptix) in the first quarter of fiscal 2003, as compared to an operating loss of $2.6 million (excluding $1.5 of operating loss associated with the discontinued operations of TeraOptix) in the first quarter of fiscal 2002. The operating loss as a percentage of sales in the first quarter of fiscal 2003 was 6%, as compared to 13% in the first quarter of fiscal 2002.

The income tax benefit from continuing operations in the first quarter of fiscal 2003 totaled $0.4 million, or 38% of pretax losses, which compares with $0.9 million, or 46% of pretax losses, in the first quarter of fiscal 2002. The decrease in tax rates is primarily attributed to a decrease in expected R&D credits and anticipated taxable income in fiscal 2003. The income tax benefit from discontinued operations in the first quarter of fiscal 2003 totaled $0.8 million, or 34% of pretax losses, which compares with $0.5 million, or 29% of pretax losses, in the first quarter of fiscal 2002. The income tax benefit associated with the change in the valuation of the assets and other charges related to the discontinued TeraOptix unit in the first quarter of fiscal 2003 totaled $5.8 million, or 38% of pretax losses.

The Company recorded a net loss of $11.9 million for the first quarter of fiscal 2003 as compared to a net loss of $2.4 million for the first quarter of fiscal 2002. On a diluted per share basis, the net loss was $0.68 per share for the first quarter of fiscal 2003 as compared to a net loss of $0.14 per share for the first quarter of fiscal 2002. The net loss for the first quarter of fiscal 2003 includes losses related to the operations of our discontinued TeraOptix unit ($1.7 million) and charges related to the disposal of our discontinued TeraOptix unit ($9.4 million). The loss from continuing operations for the quarter was $0.8 million, or $0.05 per share, compared to a loss of $1.1 million, or $0.07 per share, in the comparable prior year quarter.

The net loss for the first quarter of fiscal 2002 includes operating results of the Automation Systems Group in Longmont, Colorado, which was sold in December 2001.

Backlog at September 27, 2002 totaled $42.9 million, an increase of $2.4 million, or 6%, from $40.5 million (excluding $6.6 million of backlog associated with the discontinued operations of TeraOptix) at June 30, 2002. Backlog at September 27, 2002 decreased $4.1 million, or 9%, from $47.0 million (excluding $7.7 million of backlog associated with the discontinued operations of TeraOptix) at September 30, 2001. Orders for the first quarter of fiscal 2003 totaled $22.8 million, net of debookings of $0.8 million. Net orders by segment for the first quarter of fiscal 2003 consisted of $12.7 million, or 56%, in the semiconductor segment and $10.1 million, or 44%, in the industrial segment. Telecommunication orders (a net debookings of $0.8 million) not associated with TeraOptix were included in the industrial segment.

                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $9.0 million (44% of net sales) for the three months ended September 27, 2002, as compared to $4.8 million (24% of net sales) for the comparable prior year period. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on terms customarily given to distributors. At September 27, 2002 and June 30, 2002, there was approximately, in the aggregate, $5.2 million and $3.8 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company and Canon Inc. entered into a contract related to the development of certain interferometers. The contract currently has a value of $29.7 million and generally covers the period to February 2004, subject to meeting certain milestones during this period. During the quarter ended September 27, 2002, the Company recognized revenue of $2.7 million for this contract in the semiconductor segment.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2002, working capital was $84.0 million, an increase of $10.1 million from $73.9 million at June 30, 2002. The Company maintained cash, cash equivalents, and marketable securities (excluding restricted cash of $1.2 million) at September 27, 2002 totaling $37.0 million. This represents a decrease of $0.2 million from June 30, 2002. The decrease primarily was due to the operating loss (including the loss from discontinued operations) offset by a decrease in receivables.

The decrease in property, plant, and equipment of $28.7 million to $26.3 million as of September 27, 2002 from $55.0 million as of June 30, 2002 is primarily due to an impairment charge on the TeraOptix assets of $13.3 million and the reclassification of the balance of these assets of $14.2 million to current assets as assets held for sale. The decrease also includes depreciation charges of $1.7 million, partially offset by current period acquisitions of $0.5 million. Proceeds from the sale of the TeraOptix facility will be used to pay down the mortgage loan described below.

As of September 27, 2002 the mortgage balance on the Company's Westborough, Massachusetts facility was $12.0 million comprised of long-term debt of $11.2 million and a current portion of long-term debt of $0.8 million. The mortgage has an interest rate of LIBOR plus 150 basis points (approximately 3.3% in total at September 27, 2002) which is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. Future mortgage principal payments by fiscal years ended June 30 will total $0.6 million for 2003; $0.8 million for each year 2004-2006; and $0.7 million for the first 10 months of 2007 with a final payment of $8.2 million in May 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement (with a highly rated financial institution) that provides for a fixed interest rate of approximately 7% for the duration of the mortgage.

There were no borrowings outstanding under the Company's $3.0 million bank line of credit at September 27, 2002.

Stockholders equity at September 27, 2002 decreased by $11.1 million from June 30, 2002 to $128.9 million, primarily due to the net loss in the first quarter of fiscal 2003.

Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next 12 months.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and real estate and equipment valuations. We do not use derivative financial instruments for speculative or trading purposes.

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

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12.6 million at an interest rate of LIBOR plus 150 basis points (3.3% in total at September 27, 2002) which is payable in full on May 14, 2007. As of September 27, 2002, long-term debt was $11.2 million and the current portion of long-term debt was $0.8 million. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material interest rate risk exposure exists.

EXCHANGE RATE SENSITIVITY

Approximately 85% of the Company's sales for the quarter ended September 27, 2002 were in U.S. dollars. At September 27, 2002, the Company's backlog included orders in U.S. dollars of $36.1 million, or 84% of the total backlog. Substantially all of the Company's costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales and backlog cannot be measured.

COSTS OF DISCONTINUED OPERATIONS

The Company is currently in the process of exiting the telecommunications segment of its business and closing the TeraOptix facility in Westborough, Massachusetts. The facility, which is financed with a mortgage note, and equipment are being actively marketed, and it is the Company's intention to sell these assets within one year. The mortgage note payable has a balance at September 27, 2002 of $12.0 million and a swap agreement to fix the interest rate on the mortgage at 7% has a balance at September 27, 2002 of $1.3 million. The Company intends to use the proceeds from the sale of the facility to pay down the mortgage note and swap agreement. To the extent that the proceeds from the sale of the facility are less than the balance of the mortgage note and swap agreement, the Company would have to use existing cash balances to pay down the remaining portion of the mortgage note and/or swap agreement. There is no guarantee that the Company will be able to sell the facility at a price that yields proceeds in a sufficient amount to pay down the entire debt.

The equipment and facility at TeraOptix have been valued at an estimated fair market value based on third-party appraisals. The Company recorded an impairment charge to reduce the value of the equipment and facility to the fair market value. To the extent the final selling price of the equipment and facility is lower than the fair market value, the Company may need to take additional impairment charges. If, prior to the sale of the equipment and facility, the Company determines that the estimated fair market value has decreased, the Company may need to take an additional impairment charge at that time.

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation's internal controls or in other factors known to us that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - Other Information

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.


(b)  Reports on Form 8-K filed during the current quarter:

     On September 17, 2002, the Company filed a Current Report on Form 8-K with respect to a development contract between Canon Inc. and the Company.

     On September 27, 2002, the Company filed a Current Report on Form 8-K with respect to the disposal of its Zygo TeraOptix business unit and facility located in Westborough, Massachusetts.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Zygo Corporation
                                        ---------------------------------------
                                                  (Registrant)



                                        /s/             J. BRUCE ROBINSON
                                        ---------------------------------------
                                        J. Bruce Robinson
                                        President, Chairman, and Chief Executive
                                        Officer



                                        /s/          RICHARD M. DRESSLER
                                        -------------------------------------
                                        Richard M. Dressler
                                        Vice President, Finance, Chief Financial
                                        Officer, and Treasurer

Date:  November 8, 2002

                                 CERTIFICATIONS

I, J. Bruce Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zygo Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                                        /s/ J. Bruce Robinson
                                                        ---------------------
                                                        J. Bruce Robinson
                                                        Chairman, President, and
                                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Richard M. Dressler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zygo Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                                        /s/ Richard M. Dressler
                                                        -----------------------
                                                        Richard M. Dressler
                                                        Vice President, Finance
                                                        Chief Financial Officer