Form 10-Q
period 2002-12-27
ZYGO CORP
filed 2003-02-10
CIK 730716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2002

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ________

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES     NO  X
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

     17,561,588 shares of Common Stock, $.10 Par Value, at February 3, 2003

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, regarding the Company's financial position, business strategy, plans, and objectives of management of the Company for future operations, are forward-looking statements. These forward-looking statements include without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors" which references the Form 10-K filed by the Company for the fiscal year ended June 30, 2002. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and growth strategy of the Company.

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)


                                                                 Three Months Ended                Six Months Ended
                                                           ------------------------------   -----------------------------
                                                                 Dec. 27,      Dec. 30,          Dec. 27,      Dec. 30,
                                                                   2002        2001 (1)            2002        2001 (1)
                                                           ---------------  -------------   --------------  -------------
Net sales
         Products                                                $ 21,852       $ 17,868         $ 39,553       $ 37,572
         Development services                                       4,458            -              7,166            -
                                                           ---------------  -------------   --------------  -------------
                                                                   26,310         17,868           46,719         37,572
                                                           ---------------  -------------   --------------  -------------
Cost of goods sold
         Products                                                  13,664         12,654           24,656         25,375
         Development services                                       3,651            -              5,702            -
                                                           ---------------  -------------   --------------  -------------
                                                                   17,315         12,654           30,358         25,375
                                                           ---------------  -------------   --------------  -------------
         Gross profit                                               8,995          5,214           16,361         12,197

Selling, general, and administrative expenses                       5,294          6,091           10,754         11,358
Research, development, and engineering expenses                     3,188          5,641            6,186          9,805
Amortization of intangibles                                           -              185              104            370
Exit costs for Automation Systems Group                               -            1,920              -            1,920
                                                           ---------------  -------------   --------------  -------------
         Operating profit (loss)                                      513         (8,623)            (683)       (11,256)
                                                           ---------------  -------------   --------------  -------------
Gain on sale of Automation Systems Group                              -            6,117              -            6,117

Other income (expense):
         Interest income                                              248            288              492            843
         Miscellaneous income (expense), net                           17           (260)            (167)          (180)
                                                           ---------------  -------------   --------------  -------------
         Total other income                                           265             28              325            663
                                                           ---------------  -------------   --------------  -------------
         Earnings (loss) from continuing operations
            before income taxes and minority interest                 778         (2,478)            (358)        (4,476)
Income tax (expense) benefit                                         (301)         1,084              131          2,003
Minority interest                                                      87             82              231            152
                                                           ---------------  -------------   --------------  -------------
         Earnings (loss) from continuing operations                   390         (1,476)            (458)        (2,625)
                                                           ---------------  -------------   --------------  -------------
Discontinued TeraOptix operations, net of tax                        (462)        (1,543)          (2,144)        (2,765)
Charges and related adjustments on the disposal of
   TeraOptix, net of tax                                              234            -             (9,118)           -
                                                           ---------------  -------------   --------------  -------------
         Loss from discontinued operations                           (228)        (1,543)         (11,262)        (2,765)
                                                           ---------------  -------------   --------------  -------------
Net earnings (loss)                                                 $ 162       $ (3,019)       $ (11,720)      $ (5,390)
                                                           ===============  =============   ==============  =============
Earnings (loss) per share - Basic and Diluted:
         Continuing operations                                     $ 0.02        $ (0.08)         $ (0.03)       $ (0.15)
         Discontinued operations, net of tax                        (0.01)         (0.09)           (0.64)         (0.16)
                                                           ---------------  -------------   --------------  -------------
         Net earnings (loss)                                       $ 0.01        $ (0.17)         $ (0.67)       $ (0.31)
                                                           ===============  =============   ==============  =============
Weighted average shares outstanding:
         Basic                                                     17,511         17,390           17,510         17,390
                                                           ===============  =============   ==============  =============
         Diluted                                                   17,706         17,390           17,510         17,390
                                                           ===============  =============   ==============  =============



See accompanying notes to consolidated financial statements.

(1) The consolidated statements of operations for the three and six month-periods ended December 30, 2001 have been reclassified to conform with the current period presentations of the discontinued operations and loss on disposal of TeraOptix.

CONSOLIDATED BALANCE SHEETS
(Thousands)

                                                                            Dec. 27, 2002   June 30, 2002
                                                                             (Unaudited)
                                                                             -----------     -----------
Assets
Current assets:
         Cash and cash equivalents                                             $ 35,352        $ 28,513
         Restricted cash                                                            518           1,225
         Marketable securities                                                   10,681           8,734
         Receivables                                                             16,166          21,241
         Income tax receivable                                                    1,935               -
         Inventories                                                             21,712          23,612
         Prepaid expenses                                                         1,080           1,444
         Deferred income taxes                                                    4,742           4,899
         Assets of discontinued unit held for sale                               13,317               -
                                                                             -----------     -----------
              Total current assets                                              105,503          89,668

Property, plant, and equipment, net                                              26,251          55,045
Deferred income taxes                                                            26,086          19,981
Intangible assets, net                                                            4,801           4,507
                                                                             -----------     -----------
Total assets                                                                  $ 162,641       $ 169,201
                                                                             ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities:
         Current portion of long-term debt                                     $ 11,792           $ 837
         Accounts payable                                                         5,578           5,020
         Progress payments received from customers                                5,230             368
         Accrued salaries and wages                                               3,407           3,451
         Other accrued liabilities                                                5,396           5,132
         Income taxes payable                                                         -             929
                                                                             -----------     -----------
              Total current liabilities                                          31,403          15,737

Long-term debt, excluding current portion                                             -          11,374
Other long-term liabilities                                                       1,056           1,115
Minority interest                                                                 1,200             970
                                                                             -----------     -----------
     Total liabilities                                                           33,659          29,196
                                                                             -----------     -----------

Stockholders' equity:
   Common Stock, $.10 par value per share:
         40,000 shares authorized;
         17,960 shares issued (17,892 at June 30, 2002)
         17,513 shares outstanding (17,445 at June 30, 2002)                      1,796           1,789
   Additional paid-in capital                                                   137,862         137,390
   Retained earnings (accumulated deficit)                                       (3,739)          7,981
   Accumulated other comprehensive income (loss):
         Currency translation effects                                              (841)         (1,369)
         Net unrealized loss on swap agreement                                     (861)           (515)
         Net unrealized gain on marketable securities                                52              16
                                                                             -----------     -----------
                                                                                134,269         145,292
   Less treasury stock of 447 common shares, at cost:                             5,287           5,287
                                                                             -----------     -----------
         Total stockholders' equity                                             128,982         140,005
                                                                             -----------     -----------
Total liabilities and stockholders' equity                                    $ 162,641       $ 169,201
                                                                             ===========     ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)


                                                                                           Six Months Ended
                                                                                     -----------------------------
                                                                                     Dec. 27, 2002  Dec. 30, 2001
                                                                                     -------------  -------------
Cash provided by (used for) operating activities:
   Net loss                                                                             $ (11,720)   $ (5,390)

   Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:
      Loss from discontinued operations                                                    11,262       2,765
      Depreciation and amortization                                                         2,923       3,113
      Gain on sale of Automation Systems Group                                                -        (6,117)
      Loss on disposal of assets                                                              393         160
      Deferred income taxes                                                                  (347)     (3,339)
      Non-cash compensation charges related to stock options                                   38          45
      Changes in operating accounts:
         Receivables                                                                        3,466      10,253
         Costs in excess of billings                                                          -        (1,772)
         Inventories                                                                        1,086      (2,127)
         Prepaid expenses                                                                     364         331
         Accounts payable and accrued expenses                                              4,782      (4,266)
         Minority interest                                                                    230         152
                                                                                        ----------  ----------
      Net cash provided by (used for) continuing operations                                12,477      (6,192)
      Net cash used for discontinued operations                                            (2,908)     (1,610)
                                                                                        ----------  ----------
      Net cash provided by (used for) operating activities                                  9,569      (7,802)
                                                                                        ----------  ----------
Cash used for investing activities:
   Additions to property, plant, and equipment                                             (1,966)     (5,301)
   Investment in marketable securities                                                     (3,477)     (5,426)
   Investments in other assets                                                               (652)       (139)
   Proceeds from sale of Automation Systems Group, net of cash sold ($88)                     -        11,305
   Receivables related to sale of Automation Systems Group                                    -          (772)
   Interest and restricted cash from sale of Automation Systems Group                         707         -
   Proceeds from the sale or maturity of marketable securities                              1,600       4,221
                                                                                        ----------  ----------
      Net cash provided by (used for) continuing operations                                (3,788)      3,888
      Net cash provided by (used for) discontinued operations                               1,036      (6,221)
                                                                                        ----------  ----------
      Net cash used for investing activities                                               (2,752)     (2,333)
                                                                                        ----------  ----------
Cash provided by financing activities:
   Employee stock purchase                                                                    441         -
   Exercise of employee stock options                                                         -           514
   Issuance and repurchase of common stock                                                    -          (270)
                                                                                        ----------  ----------
      Net cash provided by continuing operations                                              441         244
      Net cash used for discontinued operations                                              (419)        -
                                                                                        ----------  ----------
      Net cash provided by financing activities                                                22         244
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                        6,839      (9,891)
Cash and cash equivalents, beginning of period                                             28,513      52,630
                                                                                        ----------  ----------
Cash and cash equivalents, end of period                                                 $ 35,352    $ 42,739
                                                                                        ==========  ==========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended December 27, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at December 27, 2002, the Consolidated Statements of Operations for the three and six months ended December 27, 2002 and December 30, 2001, and the Consolidated Statements of Cash Flows for the six months ended December 27, 2002 and December 30, 2001 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2002 Annual Report on Form 10-K including items incorporated by reference therein.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                 Three Months Ended                        Six Months Ended
                                        ------------------------------------     ------------------------------------
                                          December 27,        December 30,        December 27,        December 30,
                                              2002                2001                2002                2001
                                        -----------------    ---------------     ---------------    -----------------
Basic weighted average shares                17,511              17,390              17,510               17,390
   outstanding
Dilutive effect of stock options                195                   -                   -                    -
                                        -----------------    ---------------     ---------------    -----------------
Diluted weighted average shares
   outstanding                               17,706              17,390              17,510               17,390
                                        =================    ===============     ===============    =================

For the six months ended December 27, 2002 and the three and six months ended December 30, 2001, the Company recorded net losses. Due to these net losses, stock options to acquire 324 shares of common stock for the three months ended December 30, 2001, and 183 shares and 328 shares of common stock for the six months ended December 27, 2002 and December 30, 2001, respectively, were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on loss per share.

Comprehensive Income (Loss)
The Company's total comprehensive income (loss) were as follows:


                                                 Three Months Ended                        Six Months Ended
                                        ---------------------------------       ---------------------------------
                                          December 27,       December 30,        December 27,        December 30,
                                             2002                2001                2002              2001
                                        ------------        ------------        ------------        ------------
Net income (loss)                             $162             $(3,019)           $(11,720)             $(5,390)
Unrealized gain (loss) on
   marketable securities                         7                 (22)                 36                   29
Unrealized gain (loss) on swap
   agreement                                   (25)                305                (346)                (594)
Foreign currency translation effect           (105)               (520)                528                  393
                                        ------------        ------------        ------------          -----------
Comprehensive income (loss)                    $39             $(3,256)           $(11,502)             $(5,562)
                                        ============        ============        ============          ===========

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 27, 2002 and June 30, 2002, inventories were as follows:


                                                                   December 27,                  June 30,
                                                                       2002                        2002
                                                                    -----------                -------------
Raw materials and manufactured parts                                  $13,614                     $15,114
Work in process                                                         7,398                       8,477
Finished goods                                                            700                          21
                                                                    -----------                -------------
                                                                      $21,712                     $23,612
                                                                    ===========                =============

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Costs of additions, replacements, and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At December 27, 2002 and June 30, 2002, property, plant, and equipment were as follows:


                                                                   December 27,                   June 30,
                                                                       2002                         2002
                                                                  -------------                 ----------
Land and land improvements                                             $1,460                      $3,822
Buildings and building improvements                                     9,697                      25,252
Machinery, equipment, and office furniture                             39,211                      47,640
Leasehold improvements                                                    164                         237
Construction in progress                                                1,048                       2,878
                                                                  -------------                 ----------
                                                                       51,580                      79,829
Accumulated depreciation                                              (25,329)                    (24,784)
                                                                  -------------                 ----------
                                                                      $26,251                     $55,045
                                                                  =============                 ==========

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method. The Company reclassified $13,317 of machinery, equipment, and office furniture and buildings and building improvements to current assets, as assets held for sale (See note 3).

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for retirement obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The adoption of SFAS No. 143 in our fiscal year 2003 did not have a material effect on our results of operations or statements of financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No.
146 nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to record liabilities for exit or disposal activities in the period in which they are incurred, except for certain types of transactions. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which addresses the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If a company adopts the recognition provisions of SFAS No. 148 in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using one of three methods: Prospective Method, Modified Prospective Method or Retroactive Restatement Method. If a company adopts the recognition provisions of SFAS No. 148 for fiscal years beginning after December 15, 2003, only the Modified Prospective Method and Retroactive Restatement Method may be used. In the absence of a single accounting method for stock-based employee compensation, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when, or how a company adopts the fair value based method of accounting. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. Management is currently assessing the impact that this SFAS will have on our results of operations and financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. ("Brooks") of Chelmsford, Massachusetts in a cash transaction for $12,165. Substantially all of the assets were sold to Brooks and substantially all the liabilities were assumed by Brooks. The gain on the sale was $6,117 before related exit costs of $1,920, inventory write-downs of $808, and tax expense of $1,288. As of December 27, 2002, $518 remained in escrow pending the disposition of certain inventory issues related to the sale.

In September 2002, the Company recognized an after-tax loss of $9,352 (net of a tax benefit of $5,870) for the planned disposition of its TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. During the second quarter of fiscal 2003, the Company reduced reserves associated with selling costs of the equipment and facility by $469. The remaining value of the equipment and facility of $13,317 at December 27, 2002 represents the estimated fair market value for the remaining assets to be disposed based on third-party appraisals, which are subject to future market conditions. The assets are classified under current assets as assets held for sale, and the Company expects to sell the remaining assets within the next twelve months. Proceeds from the sale of the facility will be used to pay down the related mortgage loan. The mortgage has been reclassified to current liabilities based on the expectation that the mortgage loan would be repaid within twelve months. The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying consolidated statements of operations as discontinued operations, net of tax, for all periods presented.

The components of cash flow from discontinued operations for the six months ended December 27, 2002 and December 30, 2001 are as follows:


                                                                                       Dec. 27,         Dec. 30,
                                                                                         2002             2001
                                                                                      ------------     ------------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                                         $(2,144)        $ (2,765)
Depreciation and amortization                                                                 379              483
Receivables                                                                                   611               (2)
Income taxes                                                                               (1,120)               -
Inventories                                                                                   164              (17)
Prepaid expenses                                                                                -               31
Accounts payable and accrued expenses                                                        (798)             660
                                                                                      ------------     ------------
Net cash used for operating activities from discontinued operations                       $(2,908)        $ (1,610)
                                                                                      ------------     ------------

Cash flow from investing activities from discontinued operations:
Additions to property, plant, and equipment                                               $     -         $ (6,221)
Proceeds from sale of assets                                                                1,036                -
                                                                                      ------------     ------------
Net cash provided by (used for) investing activities from discontinued operations         $ 1,036         $ (6,221)
                                                                                      ------------     ------------

Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                                 $  (419)        $      -
                                                                                      ------------     ------------
Net cash used for financing activities from discontinued operations                       $  (419)        $      -
                                                                                      ------------     ------------


The mortgage loan has a balance of $11,792 as of December 27, 2002, with interest at LIBOR plus 150 basis points (approximately 2.9% in total at December 27, 2002). Interest only payments were made through February 14, 2002. The mortgage principal, amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments, is payable in full on May 14, 2007. The mortgage loan agreement contains financial covenants which, among others, relate to debt service and consolidated debt ratios. As of December 27, 2002, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of December 27, 2002, the market value of the agreement is ($1,389) and is recorded as a liability with a corresponding charge to stockholders' equity, net of taxes.

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

                                                 Three Months Ended                 Six Months Ended
                                        -------------------------------------    -----------------------------------------
                                         December 27,         December 30,         December 27,            December 30,
                                             2002                 2001                 2002                   2001
                                        ----------------     ----------------    ------------------     ------------------
Semiconductor
      Sales                                     $15,589               $8,118               $26,339                $18,503
      Gross profit                                5,988                1,729                10,166                  5,660
      Gross profit as a % of sales                   38%                  21%                   39%                    31%

Industrial
      Sales                                     $10,721               $9,750               $20,380                $19,069
      Gross profit                                3,007                3,485                 6,195                  6,537
      Gross profit as a % of sales                   28%                  36%                   30%                    34%

Total
      Sales                                     $26,310              $17,868               $46,719                $37,572
      Gross profit                                8,995                5,214                16,361                 12,197
      Gross profit as a % of sales                   34%                  29%                   35%                    32%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company.

Substantially all of the Company's operating results, assets, and depreciation and amortization are U.S. based. The Company's sales by geographic area were as follows:

                                                      Three Months Ended                   Six Months Ended
                                                --------------------------------        -------------------------------
                                                December 27,         December 30,       December 27,       December 30,
                                                    2002                2001                2002               2001
                                                 ----------        -----------          -----------        -----------
Americas (primarily United States)                  $ 7,416            $ 9,613              $14,255           $19,236
Far East:
   Japan                                             14,407              3,605               23,473             9,485
   Pacific Rim                                        2,572              1,379                4,113             2,766
                                                  ----------        -----------         ------------       -----------
Total Far East                                      $16,979            $ 4,984              $27,586           $12,251
Europe and Other (primarily Europe)                   1,915              3,271                4,878             6,085
                                                  ----------        -----------         ------------       -----------
Total                                               $26,310            $17,868              $46,719           $37,572
                                                  ==========        ===========         ============       ===========

NOTE 5: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $15,290 (58% of net sales) and $24,290 (52% of net sales), for the three and six months ended December 27, 2002, respectively, as compared to $1,837 (10% of net sales) and $6,632 (18% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At December 27, 2002 and June 30, 2002, there were approximately, in the aggregate, $4,967 and $3,849, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company and Canon Inc. entered into a contract related to the development of certain interferometers. The contract currently has a value of $29,690 and generally covers the period to February 2004, subject to meeting certain milestones during that period. During the three and six months ended December 27, 2002, the Company recognized revenue in the semiconductor segment of $4,458 and $7,166, respectively, for this contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Critical Accounting Policies, Significant Judgments, and Estimates

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.


                              Results of Operations

As previously announced the Company has discontinued its telecommunications-focused TeraOptix business unit and is disposing of its equipment and facility located in Westborough, Massachusetts. Accordingly, the results of TeraOptix have been presented as a separate line item on the consolidated statement of operations as discontinued operations, net of tax, for all periods presented. In addition, the loss on disposal of the business, net of tax, including adjustments to original estimates, has been recorded as a separate line item for the second quarter and first half of fiscal 2003. The consolidated statements of operations for the second quarter and first half of fiscal 2002 have been reclassified to conform with the current period presentations of the discontinued operations and loss on disposal of TeraOptix.

Net sales of $26.3 million for the second quarter of fiscal 2003 increased by $8.4 million, or 47%, from the comparable prior year period of $17.9 million. Net sales of $46.7 million for the first half of fiscal 2003 increased by $9.1 million, or 24%, from the comparable prior year period of $37.6 million. Net sales included $4.5 million and $7.2 million for the second quarter and first half of fiscal 2003, respectively, from a development services agreement. There were no comparable sales in the prior year.

For the second quarter of fiscal 2003, net sales in the semiconductor segment were $15.6 million, or 59% of total net sales, as compared to $8.1 million, or 45%, in the prior year period and net sales in the industrial segment were $10.7 million, or 41% of total net sales, as compared to $9.8 million, or 55%, in the prior year period.

For the first half of fiscal 2003, net sales in the semiconductor segment were $26.3 million, or 56% of total net sales, as compared to $18.5 million, or 49%, in the prior year period and net sales in the industrial segment were $20.4 million, or 44% of total net sales, as compared to $19.1 million, or 51%, in the prior year period.

Company sales in the Americas, substantially all of which are in the United States, amounted to $7.4 million in the second quarter of fiscal 2003, a decrease of $2.2 million, or 23%, from the second quarter of fiscal 2002 levels of $9.6 million. This decrease was primarily due to continued weakness in the semiconductor sector. The Company's sales outside the Americas amounted to $18.9 million in the second quarter of fiscal 2003, an increase of $10.6 million, or 128%, from the second quarter of fiscal 2002 levels of $8.3 million. Sales in Japan during the second quarter of fiscal 2003 amounted to $14.4 million, an increase of $10.8 million, or 300%, from the second quarter of fiscal 2002 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $4.5 million generated from a recently signed development agreement. Sales in Europe/Other, primarily Europe, amounted to $1.9 million, a decrease of $1.4 million, or 42%, from the second quarter of fiscal 2002. Sales in the Pacific Rim, excluding Japan, amounted to $2.6 million, an increase of $1.2 million, or 86%, from the second quarter of fiscal 2002 sales levels.

Company sales in the Americas, substantially all of which are in the United States, amounted to $14.3 million in the first half of fiscal 2003, a decrease of $4.9 million, or 26%, from the first half of fiscal 2002 levels of $19.2 million. This decrease was primarily due to continued weakness in the semiconductor sector. The Company's sales outside the Americas amounted to $32.4 million in the first half of fiscal 2003, an increase of $14.0 million, or 77%, from the first half of fiscal 2002 levels of $18.4 million. Sales in Japan during the first half of fiscal 2003 amounted to $23.5 million, an increase of $14.0 million, or 147%, from the first half of fiscal 2002 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $7.2 million generated from a recently signed development agreement. Sales in Europe/Other, primarily Europe, amounted to $4.9 million, a decrease of $1.2 million, or 20%, from the first half of fiscal 2002. Sales in the Pacific Rim, excluding Japan, amounted to $4.1 million, an increase of $1.3 million, or 46%, from the first half of fiscal 2002 sales levels.

Sales in U.S. dollars, for the three and six months ended December 27, 2002, were $24.0 million, or 91%, and $41.3 million, or 88%, respectively, of all Company sales for both periods. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales cannot be measured.

Gross profit for the second quarter of fiscal 2003 totaled $9.0 million, an increase of $3.8 million, or 73%, from $5.2 million in the second quarter of fiscal 2002. Gross profit as a percentage of sales for the second quarters of fiscal 2003 and fiscal 2002 were 34% and 29%, respectively. The increase in the gross profit as a percentage of sales was primarily due to the write-down of inventory in the second quarter of fiscal 2002 relating to the sale of the Automation unit in Longmont, Colorado. Gross profit for the first half of fiscal 2003 totaled $16.4 million, an increase of $4.2 million, or 34%, from $12.2 million in the first half of fiscal 2002. Gross profit as a percentage of sales for the first half of fiscal 2003 and fiscal 2002 were 35% and 32%, respectively. Gross profit included $0.8 million and $1.5 million for the second quarter and first half of fiscal 2003, respectively, from a development services agreement with Canon Inc. (See related party transactions).

Selling, general and administrative expenses ("SG&A") in the second quarter of fiscal 2003 amounted to $5.3 million, a decrease of $0.8 million, or 13%, from $6.1 million in the second quarter of fiscal 2002. As a percentage of net sales, SG&A for the second quarters of fiscal 2003 and fiscal 2002 were 20% and 34%, respectively. SG&A in the first half of fiscal 2003 amounted to $10.8 million, a decrease of $0.6 million, or 5%, from $11.4 million in the first half of fiscal 2002. As a percentage of net sales, SG&A for the first half of fiscal 2003 and fiscal 2002 were 23% and 30%, respectively. The decrease is primarily due to SG&A costs eliminated as a result of the sale of the Automation unit.

Research, development, and engineering expenses ("R&D") for the second quarter of fiscal 2003 totaled $3.2 million, a decrease of $2.4 million, or 43%, from $5.6 million in the comparable prior year period. R&D for the first half of fiscal 2003 totaled $6.2 million, a decrease of $3.6 million, or 37%, from $9.8 million in the comparable prior year period. The decrease was primarily related to the completion of several large research and development projects in the semiconductor segment in the prior year and the transfer of engineering resources to revenue producing projects in the current year.

The Company recorded operating profit of $0.5 million in the second quarter of fiscal 2003, as compared to an operating loss of $8.6 million in the second quarter of fiscal 2002. The operating profit as a percentage of sales in the second quarter of fiscal 2003 was 2%, as compared to an operating loss of 48% in the second quarter of fiscal 2002. The Company recorded an operating loss of $0.7 million in the first half of fiscal 2003, as compared to an operating loss of $11.3 million in the first half of fiscal 2002. The operating loss as a percentage of sales in the first half of fiscal 2003 was 1%, as compared to 30% in the first half of fiscal 2002.

The income tax expense from continuing operations in the second quarter of fiscal 2003 totaled $0.3 million, or 39% of pretax profits, which compares with an income tax benefit of $1.1 million, or 44% of pretax losses, in the second quarter of fiscal 2002. The change in tax rates is primarily attributable to a decrease in expected R&D credits and anticipated taxable income in fiscal 2003. The income tax benefit from discontinued operations in the second quarter of fiscal 2003 totaled $0.3 million, or 43% of pretax losses, which compares with $0.7 million, or 30% of pretax losses, in the second quarter of fiscal 2002. The income tax benefit associated with the change in the valuation of the assets and other charges related to the discontinued TeraOptix unit in the second quarter of fiscal 2003 totaled $0.1 million, or 33% of pretax losses. The income tax benefit from continuing operations in the first half of fiscal 2003 totaled $0.1 million, or 37% of pretax losses, which compares with $2.0 million, or 45% of pretax losses, in the first half of fiscal 2002. The change in tax rates is primarily attributable to a decrease in expected R&D credits and anticipated taxable income in fiscal 2003. The income tax benefit from discontinued operations in the first half of fiscal 2003 totaled $1.1 million, or 34% of pretax losses, which compares with $1.2 million, or 30% of pretax losses, in the first half of fiscal 2002. The income tax benefit associated with the change in the valuation of the assets and other charges related to the discontinued TeraOptix unit in the first half of fiscal 2003 totaled $5.6 million, or 38% of pretax losses.

The Company recorded net earnings of $0.2 million for the second quarter of fiscal 2003 as compared to a net loss of $3.0 million for the second quarter of fiscal 2002. On a diluted per share basis, the net earnings was $0.01 per share for the second quarter of fiscal 2003 as compared to a net loss of $0.17 per share for the second quarter of fiscal 2002. The net loss for the second quarter of fiscal 2003 includes losses related to the operations of our discontinued TeraOptix unit, net of tax ($0.4 million), and income related to the disposal of our discontinued TeraOptix unit, net of tax ($0.2 million). The earnings from continuing operations for the second quarter of fiscal 2003 was $0.4 million, or $0.02 per share, compared to a loss of $1.5 million, or $0.08 per share, for the second quarter of fiscal 2002. The Company recorded a net loss of $11.7 million for the first half of fiscal 2003 as compared to a net loss of $5.4 million for the first half of fiscal 2002. On a diluted per share basis, the net loss was $0.67 per share for the first half of fiscal 2003 as compared to a net loss of $0.31 per share for the first half of fiscal 2002. The net loss for the first half of fiscal 2003 includes losses related to the operations of our discontinued TeraOptix unit ($2.1 million) and charges related to the disposal of our discontinued TeraOptix unit ($9.1 million). The loss from continuing operations for the first half of fiscal 2003 was $0.5 million, or $0.03 per share, as compared to a loss of $2.6 million, or $0.15 per share, for the first half of fiscal 2002. The net loss for the second quarter and first half of fiscal 2002 includes operating results of the Automation Systems Group in Longmont, Colorado, which was sold in December 2001.

Backlog at December 27, 2002 totaled $46.8 million, an increase of $3.9 million, or 9%, from $42.9 million at September 27, 2002. Backlog at December 27, 2002 increased $0.7 million, or 2%, from $46.1 million at December 30, 2001. Orders for the second quarter of fiscal 2003 totaled $30.1 million, net of debookings of $0.4 million. Net orders by segment for the second quarter of fiscal 2003 consisted of $16.4 million, or 54%, in the semiconductor segment and $13.7 million, or 46%, in the industrial segment.


                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $15.3 million (58% of net sales) and $24.3 million (52% of net sales), for the three and six months ended December 27, 2002, respectively, as compared to $1.8 million (10% of net sales) and $6.6 million (18% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on terms customarily given to distributors. At December 27, 2002 and June 30, 2002, there was, in the aggregate, $5.0 million and $3.8 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company and Canon Inc. entered into a contract related to the development of certain interferometers. The contract currently has a value of $29.7 million and generally covers the period to February 2004, subject to meeting certain milestones during this period. During the three and six months ended December 27, 2002, the Company recognized revenue of $4.5 million and $7.2 million, respectively, for this contract in the semiconductor segment.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2002, working capital was $74.1 million, an increase of $0.2 million from $73.9 million at June 30, 2002. The Company maintained cash, cash equivalents, and marketable securities (excluding restricted cash of $0.5 million) at December 27, 2002 totaling $46.0 million. This represents an increase of $8.8 million from June 30, 2002. The increase primarily was due to progress payments received from customers, a reduction in accounts receivable resulting from increased collection efforts, and a reduction in inventory.

The Company is in the process of disposing of the property and equipment of the discontinued TeraOptix unit located in Westborough, Massachusetts. The assets, reclassified to current assets as assets held for sale, are expected to be sold within twelve months. The Company intends to use the proceeds from the sale of the facility to pay down the mortgage loan described below.

As of December 27, 2002 the mortgage balance on the Company's Westborough, Massachusetts facility was $11.8 million. The mortgage has an interest rate of LIBOR plus 150 basis points (approximately 2.9% in total at December 27, 2002) which is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. Future mortgage principal payments by fiscal years ended June 30 will total $0.4 million for 2003; $0.8 million for each year 2004-2006; and $0.7 million for the first 10 months of 2007 with a final payment of $8.2 million in May 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement (with a highly rated financial institution) that provides for a fixed interest rate of approximately 7% for the duration of the mortgage.

There were no borrowings outstanding under the Company's $3.0 million bank line of credit at December 27, 2002.

Acquisitions of property, plant, and equipment were $2.0 million for the six months ended December 27, 2002.

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

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12.6 million at an interest rate of LIBOR plus 150 basis points (2.9% in total at December 27, 2002) which is payable in full on May 14, 2007. As of December 27, 2002, the mortgage loan had a balance of $11.8 million. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material interest rate risk exposure exists.

Exchange Rate Sensitivity

Approximately 91% and 88% of the Company's sales for the three and six months ended December 27, 2002, respectively, were in U.S. dollars. At December 27, 2002, the Company's backlog included orders in U.S. dollars of $42.2 million, or 90% of the total backlog. Substantially all of the Company's costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales and backlog cannot be measured.

Costs of Discontinued Operations

The Company has exited the telecommunications segment of its business and is closing the TeraOptix facility in Westborough, Massachusetts. The facility, which is financed with a mortgage note, and equipment are being actively marketed, and it is the Company's intention to sell these assets within one year. The mortgage note payable has a balance at December 27, 2002 of $11.8 million and a swap agreement to fix the interest rate on the mortgage at 7% has a balance at December 27, 2002 of $1.4 million. The Company intends to use the proceeds from the sale of the facility to pay down the mortgage note and swap agreement. To the extent that the proceeds from the sale of the facility are less than the balance of the mortgage note and swap agreement, the Company would have to use existing cash balances to pay down the remaining portion of the mortgage note and/or swap agreement. There is no guarantee that the Company will be able to sell the facility at a price that yields proceeds in a sufficient amount to pay down the entire debt.

The equipment and facility at TeraOptix have been valued at an estimated fair market value based on third-party appraisals. The Company recorded an impairment charge to reduce the value of the equipment and facility to the fair market value. To the extent the final selling price of the equipment and facility is lower than the fair market value, the Company would have to record a loss on the sale of the facility. If, prior to the sale of the equipment and facility, the Company determines that the estimated fair market value has decreased, the Company may need to take an additional impairment charge at that time.


Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required.

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

                           PART II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 13, 2002. The following matters were submitted to a vote of the Company's stockholders:

     Proposal No. 1 - Adoption to amend our Certificate of Incorporation to create and provide for a classified Board of Directors.


       For                         Against                    Abstain/Not Voted
       ---                         -------                    -----------------
    5,675,234                     6,772,834                       3,713,222


     Proposal No. 2 - Election of Board of Directors

          The following individuals, all whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

          ----------------------------------------------------------------
                                             For               Against
          ----------------------------------------------------------------
          Paul F. Forman                  14,853,867          1,307,423
          ----------------------------------------------------------------
          R. Clark Harris                 14,784,584          1,376,706
          ----------------------------------------------------------------
          Seymour E. Liebman              14,678,302          1,482,988
          ----------------------------------------------------------------
          Robert G. McKelvey              14,648,355          1,512,935
          ----------------------------------------------------------------
          J. Bruce Robinson               11,763,885          4,397,405
          ----------------------------------------------------------------
          Robert B. Taylor                14,839,600          1,321,690
          ----------------------------------------------------------------
          Bruce Worster                   15,437,817            723,473
          ----------------------------------------------------------------
          Carl A. Zanoni                  15,585,356            575,934
          ----------------------------------------------------------------

     Proposal No. 3 - Adoption to amend our Certificate of Incorporation to authorize 2,000,000 shares of a new class of "blank check" preferred stock and 40,000,000 additional shares of our Common Stock.

                   For                         Against             Abstain/Not Voted
                   ---                         -------             -----------------
                6,969,683                     5,282,154                3,909,453

     Proposal No. 4 - Adoption of the Zygo Corporation 2002 Equity Incentive
          Plan.


                    For                        Against
                   ---                         -------
                6,980,494                     5,270,529

     Due to the application of the Delaware General Corporation Laws (the Company is incorporated under the laws of Delaware), insufficient votes were cast to approve Proposals Nos. 1 and 3. There were no other matters submitted to a vote of our stockholders.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Master Reaffirmation and Amendment No. 3 to Loan Documents dated November 21, 2002, between Fleet National Bank and the Company.

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b)  Reports on Form 8-K filed during the current quarter:

     On October 22, 2002, the Company filed a Current Report on Form 8-K with respect to a development and manufacturing support services agreement between Philips Electronics North America Corporation and the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Zygo Corporation
                                      ----------------
                                        (Registrant)


                                      /s/ J. BRUCE ROBINSON
                                      ---------------------------------------
                                      J. Bruce Robinson
                                      President, Chairman, and Chief
                                      Executive Officer



                                      /s/ RICHARD M. DRESSLER
                                      ---------------------------------------
                                      Richard M. Dressler
                                      Vice President, Finance, Chief
                                      Financial Officer, and Treasurer




Date:  February 7, 2003

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

Date: February 7, 2003

                                          /s/ J. Bruce Robinson
                                          ------------------------------
                                          J. Bruce Robinson
                                          Chairman, President, and
                                          Chief Executive Officer

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

Date: February 7, 2003

                                           /s/ Richard M. Dressler
                                           -----------------------------
                                           Richard M. Dressler
                                           Vice President, Finance
                                           Chief Financial Officer