Form 10-Q
period 2003-03-28
ZYGO CORP
filed 2003-05-07
CIK 730716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2003

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).              YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       17,562,712 shares of Common Stock, $.10 Par Value, at May 02, 2003

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, regarding the Company's financial position, business strategy, plans, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending in the semiconductor industry, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations and changes in expected costs of discontinued operations. Further information on potential factors that could affect Zygo Corporation's business is described in the Company's reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended June 30, 2002.

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

                                                      Three Months Ended       Nine Months Ended
                                                     ---------------------   ---------------------
                                                     March 28,   March 31,   March 28,   March 31,
                                                       2003      2002 (1)      2003      2002 (1)
                                                     ---------   ---------   ---------   ---------
Net sales
      Products                                        $22,450     $20,185     $ 62,003    $ 57,757
      Development services                              6,560          --       13,726          --
                                                      -------     -------     --------    --------
                                                       29,010      20,185       75,729      57,757
                                                      -------     -------     --------    --------
Cost of goods sold
      Products                                         14,250      13,162       38,906      38,537
      Development services                              5,258          --       10,960          --
                                                      -------     -------     --------    --------
                                                       19,508      13,162       49,866      38,537
                                                      -------     -------     --------    --------
      Gross profit                                      9,502       7,023       25,863      19,220

Selling, general, and administrative expenses           5,716       6,022       16,470      17,380
Research, development, and engineering expenses         2,510       4,457        8,696      14,262
Amortization of intangibles                                --         185          104         555
Exit costs for Automation Systems Group                    --          --           --       1,920
                                                      -------     -------     --------    --------
      Operating profit (loss)                           1,276      (3,641)         593     (14,897)
                                                      -------     -------     --------    --------

Gain on sale of Automation Systems Group                   --          --           --       6,117

Other income (expense):
      Interest income                                     220         281          712       1,124
      Miscellaneous income (expense), net                (108)         74         (275)       (106)
                                                      -------     -------     --------    --------
      Total other income                                  112         355          437       1,018
                                                      -------     -------     --------    --------
      Earnings (loss) from continuing operations
         before income taxes and minority interest      1,388      (3,286)       1,030      (7,762)

Income tax (expense) benefit                             (515)      1,446         (384)      3,449
Minority interest                                          93          94          324         246
                                                      -------     -------     --------    --------
      Earnings (loss) from continuing operations          780      (1,934)         322      (4,559)
                                                      -------     -------     --------    --------

Discontinued TeraOptix operations, net of tax            (338)     (1,788)      (2,482)     (4,553)
Charges and related adjustments on the disposal of
   TeraOptix, net of tax                                   39          --       (9,079)         --
                                                      -------     -------     --------    --------
      Loss from discontinued operations                  (299)     (1,788)     (11,561)     (4,553)
                                                      -------     -------     --------    --------
Net earnings (loss)                                   $   481     $(3,722)    $(11,239)   $ (9,112)
                                                      =======     =======     ========    ========

Basic - Earnings (loss) per share:
      Continuing operations                           $  0.04     $ (0.11)    $   0.02    $  (0.26)
      Discontinued operations                           (0.01)      (0.10)       (0.66)      (0.26)
                                                      -------     -------     --------    --------
      Net earnings (loss)                             $  0.03     $ (0.21)    $  (0.64)   $  (0.52)
                                                      =======     =======     ========    ========

Diluted - Earnings (loss) per share:
      Continuing operations                           $  0.04     $ (0.11)    $   0.02    $  (0.26)
      Discontinued operations                           (0.01)      (0.10)       (0.66)      (0.26)
                                                      -------     -------     --------    --------
      Net earnings (loss)                             $  0.03     $ (0.21)    $  (0.64)   $  (0.52)
                                                      =======     =======     ========    ========

Weighted average shares outstanding:
      Basic                                            17,560      17,434       17,527      17,404
                                                      =======     =======     ========    ========
      Diluted                                          17,738      17,434       17,527      17,404
                                                      =======     =======     ========    ========

(1) The consolidated statements of operations for the three and nine month-periods ended March 31, 2002 have been reclassified to conform with the current period presentations of the loss from discontinued operations.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Thousands)

                                                            March 28, 2003
                                                             (Unaudited)     June 30, 2002
                                                            --------------   -------------
Assets
Current assets:
      Cash and cash equivalents                                $ 35,321         $ 28,513
      Restricted cash                                                --            1,225
      Marketable securities                                      11,057            8,734
      Receivables                                                19,405           21,241
      Income tax receivable                                       2,072               --
      Inventories                                                19,238           23,612
      Prepaid expenses                                              857            1,444
      Deferred income taxes                                       4,579            4,899
      Assets of discontinued unit held for sale                  11,919               --
                                                               --------         --------
         Total current assets                                   104,448           89,668

Property, plant, and equipment, net                              26,053           55,045
Deferred income taxes                                            25,756           19,981
Intangible assets, net                                            5,010            4,507
                                                               --------         --------
Total assets                                                   $161,267         $169,201
                                                               ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of long-term debt                        $ 11,583         $    837
      Accounts payable                                            6,922            5,020
      Progress payments received from customers                   3,503              368
      Accrued salaries and wages                                  3,475            3,451
      Other accrued liabilities                                   4,167            5,132
      Income taxes payable                                           --              929
                                                               --------         --------
         Total current liabilities                               29,650           15,737

Long-term debt, excluding current portion                            --           11,374
Other long-term liabilities                                       1,026            1,115
Minority interest                                                 1,026              970
                                                               --------         --------
   Total liabilities                                             31,702           29,196
                                                               --------         --------

Stockholders' equity:
   Common Stock, $.10 par value per share:
      40,000 shares authorized;
      18,009 shares issued (17,892 at June 30, 2002)
      17,562 shares outstanding (17,445 at June 30, 2002)         1,801            1,789
   Additional paid-in capital                                   138,172          137,390
   Retained earnings (accumulated deficit)                       (3,258)           7,981
   Accumulated other comprehensive income (loss):
      Currency translation effects                               (1,062)          (1,369)
      Net unrealized loss on swap agreement                        (832)            (515)
      Net unrealized gain on marketable securities                   31               16
                                                               --------         --------
                                                                134,852          145,292
   Less treasury stock of 447 common shares, at cost:             5,287            5,287
                                                               --------         --------
      Total stockholders' equity                                129,565          140,005
                                                               --------         --------
Total liabilities and stockholders' equity                     $161,267         $169,201
                                                               ========         ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

                                                                              Nine Months Ended
                                                                        -------------------------------
                                                                        March 28, 2003   March 31, 2002
                                                                        --------------   --------------
Cash provided by (used for) operating activities:
   Net loss                                                                $(11,239)        $ (9,112)

   Adjustments to reconcile net loss to cash provided by
      (used for) operating activities:
      Loss from discontinued operations                                      11,561            4,553
      Depreciation and amortization                                           4,277            4,577
      Gain on sale of Automation Systems Group                                   --           (6,117)
      Loss on disposal of assets                                                740              435
      Deferred income taxes                                                     234           (1,754)
      Non-cash compensation charges related to stock options                     57               64
      Changes in operating accounts:
         Receivables                                                            230            3,017
         Costs in excess of billings                                             --           (1,772)
         Inventories                                                          3,559               29
         Prepaid expenses                                                       567              (15)
         Accounts payable and accrued expenses                                3,794           (5,531)
         Minority interest                                                      324              246
                                                                           --------         --------
      Net cash provided by (used for) continuing operations                  14,104          (11,380)
      Net cash used for discontinued operations                              (4,522)          (3,578)
                                                                           --------         --------
      Net cash provided by (used for) operating activities                    9,582          (14,958)
                                                                           --------         --------
Cash used for investing activities:
   Additions to property, plant, and equipment                               (3,446)          (8,381)
   Investment in marketable securities                                       (5,019)          (7,512)
   Investments in other assets                                                 (893)            (303)
   Proceeds from sale of Automation Systems Group, net of cash sold              --           12,077
   Interest and restricted cash from sale of Automation Systems Group         1,225           (1,221)
   Proceeds from the sale or maturity of marketable securities                2,696            5,998
                                                                           --------         --------
      Net cash provided by (used for) continuing operations                  (5,437)             658
      Net cash provided by (used for) discontinued operations                 2,822           (6,826)
                                                                           --------         --------
      Net cash used for investing activities                                 (2,615)          (6,168)
                                                                           --------         --------
Cash provided by financing activities:
   Employee stock purchase                                                      731            1,098
   Exercise of employee stock options                                             6               23
   Dividend payments to minority interest                                      (268)            (131)
   Issuance and repurchase of common stock                                       --             (270)
                                                                           --------         --------
      Net cash provided by continuing operations                                469              720
      Net cash used for discontinued operations                                (628)            (140)
                                                                           --------         --------
      Net cash provided by (used for) financing activities                     (159)             580
                                                                           --------         --------
Net increase (decrease) in cash and cash equivalents                          6,808          (20,546)
Cash and cash equivalents, beginning of period                               28,513           52,630
                                                                           --------         --------
Cash and cash equivalents, end of period                                   $ 35,321         $ 32,084
                                                                           ========         ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the periods ended March 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at March 28, 2003, the Consolidated Statements of Operations for the three and nine months ended March 28, 2003 and March 31, 2002, and the Consolidated Statements of Cash Flows for the nine months ended March 28, 2003 and March 31, 2002 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's June 30, 2002 Annual Report on Form 10-K including items incorporated by reference therein.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                     Three Months Ended         Nine Months Ended
                                   -----------------------   -----------------------
                                    March 28,    March 31,    March 28,    March 31,
                                      2003         2002         2003         2002
                                   ----------   ----------   ----------   ----------
Basic weighted average shares
   outstanding                     17,560,000   17,434,000   17,527,000   17,404,000
Dilutive effect of stock options      178,000           --           --           --
                                   ----------   ----------   ----------   ----------
Diluted weighted average shares
   outstanding                     17,738,000   17,434,000   17,527,000   17,404,000
                                   ==========   ==========   ==========   ==========

For the nine months ended March 28, 2003 and the three and nine months ended March 31, 2002, the Company recorded net losses. Due to these net losses, stock options to acquire 325,000 shares of common stock for the three months ended March 31, 2002, and 181,000 shares and 327,000 shares of common stock for the nine months ended March 28, 2003 and March 31, 2002, respectively, were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on loss per share.

Stock Compensation Plans

As of March 28, 2003, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

The Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan permitted the granting of non-qualified options to purchase a total of 4,850,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. Options generally became exercisable at the rate of 25% of the shares each year commencing one year after the date of grant. The Plan, as amended, expired on September 3, 2002.

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

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of incentive stock options, non-qualified stock options, or restricted stock to purchase a total of 1,500,000 shares of common stock. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the fair market value per share on the date of grant. The Plan will expire on August 27, 2012. The Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders.

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:

                                                   Three Months Ended      Nine Months Ended
                                                  ---------------------   --------------------
                                                  March 28,   March 31,   March 28,   March 31,
                                                     2003       2002        2003        2002
                                                  ---------   ---------   ---------   --------
Net earnings (loss), as reported                    $ 481      $(3,722)    $(11,239)   $(9,112)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                           (111)        (144)        (335)      (286)
                                                    -----      -------     --------    -------
Pro forma net (loss) earnings                       $ 370      $(3,866)    $(11,574)   $(9,398)
                                                    =====      =======     ========    =======

Net earnings (loss) per share
   Basic - as reported                              $0.03      $ (0.21)    $  (0.64)   $ (0.52)
                                                    =====      =======     ========    =======
   Basic - pro forma                                $0.02      $ (0.22)    $  (0.66)   $ (0.54)
                                                    =====      =======     ========    =======

   Diluted - as reported                            $0.03      $ (0.21)    $  (0.64)   $ (0.52)
                                                    =====      =======     ========    =======
   Diluted - pro forma                              $0.02      $ (0.22)    $  (0.66)   $ (0.54)
                                                    =====      =======     ========    =======

Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

                                       Three Months Ended       Nine Months Ended
                                      ---------------------   ---------------------
                                      March 28,   March 31,   March 28,   March 31,
                                        2003        2002        2003        2002
                                      ---------   ---------   ---------   ---------
Net income (loss)                        $481      $(3,722)   $(11,239)    $(9,112)
Unrealized gain (loss) on marketable
   securities, net of tax                 (21)        (151)         15        (122)
Unrealized gain (loss) on swap
   agreement, net of tax                   29          282        (317)       (311)
Foreign currency translation effect,
   net of tax                            (221)        (248)        307         144
                                         ----      -------    --------     -------
Comprehensive income (loss)              $268      $(3,839)   $(11,234)    $(9,401)
                                         ====      =======    ========     =======

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 28, 2003 and June 30, 2002, inventories were as follows:

                                       March 28,   June 30,
                                         2003        2002
                                       ---------   --------
Raw materials and manufactured parts    $12,118     $15,114
Work in process                           6,754       8,477
Finished goods                              366          21
                                        -------     -------
                                        $19,238     $23,612
                                        =======     =======

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Costs of additions, replacements, and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At March 28, 2003 and June 30, 2002, property, plant, and equipment were as follows:

                                             March 28,   June 30,
                                               2003       2002
                                             ---------   --------
Land and land improvements                   $  1,460    $  3,822
Buildings and building improvements             9,705      25,252
Machinery, equipment, and office furniture     39,348      47,640
Leasehold improvements                            167         237
Construction in progress                        1,873       2,878
                                             --------    --------
                                               52,553      79,829
Accumulated depreciation                      (26,500)    (24,784)
                                             --------    --------
                                             $ 26,053    $ 55,045
                                             ========    ========

Depreciation is based on the estimated useful lives ranging from 3-40 years for the various classes of assets and is computed using the straight-line method. During the nine months ended March 28, 2003, the Company reclassified $14,178 of property, plant, and equipment to current assets, as assets of discontinued unit held for sale, of which $11,919 is remaining at March 28, 2003 (See note 3).

Warranty

A limited warranty is provided on the Company's products for periods ranging from 3-27 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Company's Consolidated Balance Sheet:

                                                               Three Months Ended   Nine Months Ended
                                                                 March 28, 2003      March 28, 2003
                                                               ------------------   -----------------
Beginning balance                                                   $1,364               $  701
Reductions for payments made                                          (235)                (722)
Changes  in  accruals  related to  warranties  issued in the
   current period                                                      162                1,098
Changes in accrual related to pre-existing warranties                   54                  268
                                                                    ------               ------
Ending Balance                                                      $1,345               $1,345
                                                                    ======               ======

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements for goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003. The adoption of SFAS No. 142 did not have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for retirement obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The adoption of SFAS No. 143 in our fiscal 2003 did not have a material effect on our results of operations or statements of financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with the exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to record liabilities for exit or disposal activities in the period in which they are incurred, except for certain types of transactions. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our results of operations or statements of financial position.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees that have been issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or statements of financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which addresses the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If a company adopts the recognition provisions of SFAS No. 148 in a fiscal year beginning before December 16, 2003, that change in accounting principle must be reported using one of three methods: Prospective Method, Modified Prospective Method or Retroactive Restatement Method. If a company adopts the recognition provisions of SFAS No. 148 for fiscal years beginning after December 15, 2003, only the Modified Prospective Method and Retroactive Restatement Method may be used. In the absence of a single accounting method for stock-based employee compensation, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when, or how a company adopts the fair value based method of accounting. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of this SFAS.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material affect on our results of operations or statements of financial position.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

On December 12, 2001, the Company sold its Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. ("Brooks") of Chelmsford, Massachusetts in a cash transaction for $12,165. Substantially all of the assets were sold to Brooks and substantially all the liabilities were assumed by Brooks. The gain on the sale was $6,117 before related exit costs of $1,920, inventory write-downs of $808, and tax expense of $1,288. In February 2003, a final settlement on the sale was reached, which resulted in additional charges to costs of sales of $142.

In September 2002, the Company recognized an after-tax loss of $9,352 (net of a tax benefit of $5,870) for the planned disposition of its TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. During the second quarter of fiscal 2003, the Company reduced reserves associated with selling costs of the equipment and facility by $469. The remaining value of the equipment and facility of $11,919 at March 28, 2003 represents the estimated fair market value, based on third-party appraisals, for the remaining assets to be disposed of, which is primarily the building. The estimated fair market value is subject to future market conditions. The assets are classified under current assets as assets of discontinued unit held for sale. The Company is presently marketing the facility for sale and proceeds from any sale of the facility will be used to pay down a related mortgage loan and swap agreement, which are described below. The mortgage loan and swap agreement have been classified as current liabilities based on the Company's intention to pay down the debts with the sale proceeds. The value of the facility is estimated at $11,844, which is net of estimated selling expenses. As of March 28, 2003, the mortgage balance was $11,583 and the swap agreement liability was $1,343. If the Company is able to sell the facility for its estimated value, an additional $1,082 of cash on hand would be used to pay down the related debts. Factors which could influence the actual amount of cash used to pay the related debts include a selling price which differs from the current estimated value, the timing of the sale of the facility, and changes in the value of the swap agreement, which is based on financial market conditions.

The mortgage, which has an interest rate of LIBOR plus 150 basis points (approximately 2.8% in total at March 28, 2003), is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments through May 2007. Future mortgage principal payments by fiscal years ended June 30 will total $209 for 2003; $837 for each year 2004-2006; and $698 for the first 10 months of 2007 with a final payment of $8,165 in May 2007. The mortgage loan agreement contains financial covenants, which among others relate to debt service and consolidated debt ratios. As of March 28, 2003, the Company is in compliance with the financial covenants.

In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. As of March 28, 2003, the market value of the agreement is ($1,343) and is recorded as a current liability with a corresponding charge to stockholders' equity, net of taxes.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying consolidated statements of operations as discontinued operations, net of tax, for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                                      Nine Months Ended
                                                                                    ---------------------
                                                                                    March 28,   March 31,
                                                                                       2003        2002
                                                                                    ---------   ---------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                                    $(2,482)    $(4,553)
Depreciation and amortization                                                             --         835
Deferred income taxes                                                                     --         172
Receivables                                                                              662         (95)
Income taxes                                                                          (1,311)         --
Inventories                                                                              165        (170)
Prepaid expenses                                                                          20          32
Accounts payable and accrued expenses                                                 (1,576)        201
                                                                                     -------     -------
Net cash used for operating activities from discontinued operations                  $(4,522)    $(3,578)
                                                                                     -------     -------
Cash flow from investing activities from discontinued operations:
Additions to property, plant, and equipment                                          $    --     $(6,826)
Proceeds from sale of assets                                                           2,822          --
                                                                                     -------     -------
Net cash provided by (used for) investing activities from discontinued operations    $ 2,822     $(6,826)
                                                                                     -------     -------
Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                            $  (628)    $  (140)
                                                                                     -------     -------
Net cash used for financing activities from discontinued operations                  $  (628)    $  (140)
                                                                                     -------     -------

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

The Company operates in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for fiscal year 2002 periods was restated to reflect the Company's exit from the telecommunications segment.

                                   Three Months Ended       Nine Months Ended
                                  ---------------------   ---------------------
                                  March 28,   March 31,   March 28,   March 31,
                                    2003         2002        2003       2002
                                  ---------   ---------   ---------   ---------
Semiconductor
   Sales                           $17,793     $ 8,599     $44,132     $27,102
   Gross profit                      4,773       2,808      14,939       8,468
   Gross profit as a % of sales         27%         33%         34%         31%

Industrial
   Sales                           $11,217     $11,586     $31,597     $30,655
   Gross profit                      4,729       4,215      10,924      10,752
   Gross profit as a % of sales         42%         36%         35%         35%

Total
   Sales                           $29,010     $20,185     $75,729     $57,757
   Gross profit                      9,502       7,023      25,863      19,220
   Gross profit as a % of sales         33%         35%         34%         33%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker of the Company. See note 5 for additional information regarding sales in the semiconductor segment.

Substantially all of the Company's operating expenses, assets, and depreciation and amortization are U.S. based. The Company's sales by geographic area were as follows:

                                       Three Months Ended      Nine Months Ended
                                      ---------------------   ---------------------
                                      March 28,   March 31,   March 28,   March 31,
                                        2003        2002        2003        2002
                                      ---------   ---------   ---------   ---------
Americas (primarily United States)     $ 9,124     $11,356     $23,379     $30,592
Far East:
   Japan                                16,127       4,236      39,601      13,721
   Pacific Rim                           1,118       1,550       5,230       4,316
                                       -------     -------     -------     -------
Total Far East                          17,245       5,786      44,831      18,037
Europe and Other (primarily Europe)      2,641       3,043       7,519       9,128
                                       -------     -------     -------     -------
Total                                  $29,010     $20,185     $75,729     $57,757
                                       =======     =======     =======     =======

NOTE 5: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $15,606 (54% of net sales) and $38,640 (51% of net sales), for the three and nine months ended March 28, 2003, respectively, as compared to $3,764 (19% of net sales) and $10,942 (19% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At March 28, 2003 and June 30, 2002, there were, in the aggregate, $7,790 and $3,849, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company and Canon Inc. entered into a contract related to the development of certain interferometers. The contract currently has a value of $29,690 and is expected to continue through June 2004, subject to meeting certain milestones during that period. During the three and nine months ended March 28, 2003, the Company recognized revenue in the semiconductor segment of $6,560 and $13,726, respectively, for this contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, warranty obligations, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, accounting for income taxes, and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management's estimated future usage is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for the Company's products, and technological obsolescence.

Significant management judgments must be made when establishing the reserve for obsolete and excess inventory and losses on contracts. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and loss accruals may be required.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company considers historical warranty costs actually incurred to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management's estimates, revisions to the estimated warranty liability would be required.

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

                              RESULTS OF OPERATIONS

As previously announced, the Company has discontinued its telecommunications-focused TeraOptix business unit and is disposing of its equipment and facility located in Westborough, Massachusetts. Accordingly, the results of TeraOptix have been presented as a separate line item on the consolidated statements of operations as discontinued TeraOptix operations, net of tax, for all periods presented. In addition, the loss on disposal of the business, net of tax, including adjustments to original estimates, has been recorded as a separate line item for the third quarter and first nine months of fiscal 2003. The consolidated statements of operations for the third quarter and first nine months of fiscal 2002 have been reclassified to conform with the current period presentations of the discontinued operations and loss on disposal of TeraOptix.

Net sales of $29.0 million for the third quarter of fiscal 2003 increased by $8.8 million, or 44%, from the comparable prior year period's $20.2 million. Net sales included $6.6 million from a development services agreement, representing 75% of the $8.8 million increase in sales. Net sales of $75.7 million for the first nine months of fiscal 2003 increased by $17.9 million, or 31%, from the comparable prior year period's $57.8 million. Net sales included $13.7 million from a development services agreement, representing 77% of the $17.9 million increase in sales. There were no comparable sales from the development services agreement in the prior year periods. The development services agreement is expected to continue through June 2004. Revenue under this agreement can vary significantly from quarter to quarter.

For the third quarter of fiscal 2003, net sales in the semiconductor segment were $17.8 million, or 61% of total net sales, as compared to $8.6 million, or 43%, in the prior year period and net sales in the industrial segment were $11.2 million, or 39% of total net sales, as compared to $11.6 million, or 57%, in the prior year period. The increase in net sales in the semiconductor segment was primarily due to $6.6 million of sales from the development services agreement.

For the first nine months of fiscal 2003, net sales in the semiconductor segment were $44.1 million, or 58% of total net sales, as compared to $27.1 million, or 47%, in the prior year period and net sales in the industrial segment were $31.6 million, or 42% of total net sales, as compared to $30.7 million, or 53%, in the prior year period. The increase in net sales in the semiconductor segment was primarily due to $13.7 million of sales from the development services agreement.

Sales in the Americas, substantially all of which are in the United States, amounted to $9.1 million in the third quarter of fiscal 2003, a decrease of $2.3 million, or 20%, from the third quarter of fiscal 2002 levels of $11.4 million. This decrease was primarily due to continued weakness in the semiconductor sector. The Company's sales outside the Americas amounted to $19.9 million in the third quarter of fiscal 2003, an increase of $11.1 million, or 126%, from the third quarter of fiscal 2002 levels of $8.8 million. Sales in Japan during the third quarter of fiscal 2003 amounted to $16.1 million, an increase of $11.9 million, or 283%, from the third quarter of fiscal 2002 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $6.6 million generated from the development services agreement. Sales in Europe/Other, primarily Europe, amounted to $2.7 million, a decrease of $0.3 million, or 10%, from the third quarter of fiscal 2002. Sales in the Pacific Rim, excluding Japan, amounted to $1.1 million, a decrease of $0.5 million, or 31%, from the third quarter of fiscal 2002 sales levels.

Sales in the Americas, substantially all of which are in the United States, amounted to $23.4 million in the first nine months of fiscal 2003, a decrease of $7.2 million, or 24%, from the first nine months of fiscal 2002 levels of $30.6 million. This decrease was primarily due to continued weakness in the semiconductor sector. The Company's sales outside the Americas amounted to $52.3 million in the first nine months of fiscal 2003, an increase of $25.1 million, or 92%, from the first nine months of fiscal 2002 levels of $27.2 million. Sales in Japan during the first nine months of fiscal 2003 amounted to $39.6 million, an increase of $25.9 million, or 189%, from the first nine months of fiscal 2002 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $13.7 million generated from the development services agreement. Sales in Europe/Other, primarily Europe, amounted to $7.5 million, a decrease of $1.6 million, or 18%, from the first nine months of fiscal 2002. Sales in the Pacific Rim, excluding Japan, amounted to $5.2 million, an increase of $0.9 million, or 21%, from the first nine months of fiscal 2002 sales levels.

Sales in U.S. dollars, for the three and nine months ended March 28, 2003, were $25.8 million, or 89%, and $67.1 million, or 89%, respectively, of all net sales for both periods. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on our sales cannot be measured.

Gross profit for the third quarter of fiscal 2003 totaled $9.5 million, an increase of $2.5 million, or 36%, from $7.0 million in the third quarter of fiscal 2002. Gross profit as a percentage of sales for the third quarters of fiscal 2003 and fiscal 2002 were 33% and 35%, respectively. The decrease in the gross profit as a percentage of sales was primarily due to the gross margin on development services sales, which is lower than the gross margin on product sales. Gross profit for the first nine months of fiscal 2003 totaled $25.9 million, an increase of $6.7 million, or 35%, from $19.2 million in the first nine months of fiscal 2002. Gross profit as a percentage of sales for the first nine months of fiscal 2003 and fiscal 2002 was 34% and 33%, respectively. Gross profit included $1.3 million and $2.8 million for the third quarter and first nine months of fiscal 2003, respectively, from a development services agreement with Canon Inc. (see Related Party Transactions later in this Item 2).

Selling, general and administrative expenses ("SG&A") in the third quarter of fiscal 2003 amounted to $5.7 million, a decrease of $0.3 million, or 5%, from $6.0 million in the third quarter of fiscal 2002. The decrease is primarily due to a reduction in selling expenses, including commissions to outside sales representatives, trade show expenses, and personnel costs. As a percentage of net sales, SG&A for the third quarter of fiscal 2003 and fiscal 2002 were 20% and

30%, respectively. SG&A in the first nine months of fiscal 2003 amounted to $16.5 million, a decrease of $0.9 million, or 5%, from $17.4 million in the first nine months of fiscal 2002. As a percentage of net sales, SG&A for the first nine months of fiscal 2003 and fiscal 2002 were 22% and 30%, respectively. The decrease in SG&A for the nine months is primarily due to SG&A costs eliminated as a result of the sale and closing of certain locations and a reduction in selling expenses, including commissions to outside sales representatives and personnel costs.

Research, development, and engineering expenses ("R&D") for the third quarter of fiscal 2003 totaled $2.5 million, a decrease of $2.0 million, or 44%, from $4.5 million in the comparable prior year period. R&D for the first nine months of fiscal 2003 totaled $8.7 million, a decrease of $5.6 million, or 39%, from $14.3 million in the comparable prior year period. The decreases were primarily related to the completion of several large research and development projects in the semiconductor segment in the prior year and the transfer of engineering resources to revenue producing projects in the current fiscal year.

The Company recorded operating profit of $1.3 million in the third quarter of fiscal 2003, as compared to an operating loss of $3.6 million in the third quarter of fiscal 2002. The operating profit as a percentage of sales in the third quarter of fiscal 2003 was 4%, as compared to an operating loss as a percentage of sales of 18% in the third quarter of fiscal 2002. The Company recorded an operating profit of $0.6 million in the first nine months of fiscal 2003, as compared to an operating loss of $14.9 million in the first nine months of fiscal 2002. The operating profit as a percentage of sales in the first nine months of fiscal 2003 was 1%, as compared to an operating loss as a percentage of sales of 26% in the first nine months of fiscal 2002.

The income tax expense from continuing operations in the third quarter of fiscal 2003 totaled $0.5 million, or 37% of pretax profits, which compares with an income tax benefit of $1.4 million, or 44% of pretax losses, in the third quarter of fiscal 2002. The income tax expense from continuing operations in the first nine months of fiscal 2003 totaled $0.4 million, or 37% of pretax profits, which compares with $3.4 million, or 44% of pretax losses, in the first nine months of fiscal 2002. The change in tax rates for the third quarter and first nine months of fiscal 2003 is primarily attributable to a decrease in expected R&D credits and anticipated taxable income in fiscal 2003. The income tax benefit from discontinued operations in the third quarter of fiscal 2003 totaled $0.2 million, or 40% of pretax losses, which compares with $0.8 million, or 31% of pretax losses, in the third quarter of fiscal 2002. The income tax benefit from discontinued operations in the first nine months of fiscal 2003 totaled $1.3 million, or 34% of pretax losses, which compares with $2.0 million, or 31% of pretax losses, in the first nine months of fiscal 2002. The income tax benefit associated with the change in the valuation of the assets and other charges related to the discontinued TeraOptix unit in the first nine months of fiscal 2003 totaled $5.7 million, or 39% of pretax losses.

The Company recorded net earnings of $0.5 million for the third quarter of fiscal 2003 as compared to a net loss of $3.7 million for the third quarter of fiscal 2002. On a diluted per share basis, the net earnings was $0.03 per share for the third quarter of fiscal 2003 as compared to a net loss of $0.21 per share for the third quarter of fiscal 2002. The net earnings for the third quarter of fiscal 2003 includes losses related to the operations of our discontinued TeraOptix unit, net of tax ($0.3 million), and income related to the disposal of our discontinued TeraOptix unit, net of tax ($39,000). The earnings from continuing operations for the third quarter of fiscal 2003 was $0.8 million, or $0.04 per share, compared to a loss of $1.9 million, or $0.11 per share, for the third quarter of fiscal 2002. The Company recorded a net loss of $11.2 million for the first nine months of fiscal 2003 as compared to a net loss of $9.1 million for the first nine months of fiscal 2002. On a diluted per share basis, the net loss was $0.64 per share for the first nine months of fiscal 2003 as compared to a net loss of $0.52 per share for the first nine months of fiscal 2002. The net loss for the first nine months of fiscal 2003 includes losses related to the operations of our discontinued TeraOptix unit, net of tax ($2.5 million), and charges related to the disposal of our discontinued TeraOptix unit, net of tax ($9.1 million). The earnings from continuing operations for the first nine months of fiscal 2003 was $0.3 million, or $0.02 per share, as compared to a loss of $4.6 million, or $0.26 per share, for the first nine months of fiscal 2002. The net loss for the first nine months of fiscal 2002 includes an operating loss of $0.6 million for the Automation Systems Group in Longmont, Colorado, which was sold in December 2001.

Backlog at March 28, 2003 totaled $41.4 million, a decrease of $5.4 million, or 12%, from $46.8 million at December 27, 2002. Both the semiconductor and industrial segments contributed to the decrease. Backlog at March 28, 2003 decreased $3.1 million, or 7%, from $44.5 million at March 31, 2002, primarily due to a decrease in the semiconductor segment. Orders for the third quarter of fiscal 2003 totaled $23.6 million. Orders by segment for the third quarter of fiscal 2003 consisted of $15.5 million, or 66%, in the semiconductor segment and $8.1 million, or 34%, in the industrial segment.

                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of the Company's products in Japan and a subsidiary of Canon Inc., amounted to $15.6 million (54% of net sales) and $38.6 million (51% of net sales), for the three and nine months ended March 28, 2003, respectively, as compared to $3.8 million (19% of net sales) and $10.9 million (19% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At March 28, 2003 and June 30, 2002, there were, in the aggregate, $7.8 million and $3.8 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, the Company entered into a contract with Canon Inc. related to the development of certain interferometers. The contract currently has a value of $29.7 million and generally covers the period through June 2004, subject to meeting certain milestones during this period. During the three and nine months ended March 28, 2003, the Company recognized revenue of $6.6 million and $13.7 million, respectively, for this contract in the semiconductor segment.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 28, 2003, working capital was $74.8 million, an increase of $0.9 million from $73.9 million at June 30, 2002. The Company maintained cash, cash equivalents, restricted cash, and marketable securities at March 28, 2003 totaling $46.4 million. This represents an increase of $7.9 million from June 30, 2002. The increase was primarily due to progress payments received from customers and reductions in inventory and accounts receivable.

The Company is in the process of disposing of the facility and equipment of the discontinued TeraOptix unit located in Westborough, Massachusetts. The assets have been reclassified to current assets as assets of discontinued unit held for sale. The Company intends to use the proceeds from the sale of the facility to pay down the mortgage loan and swap agreement described below. The facility has been valued at an estimated fair market value based on third party appraisals. The value of the facility is estimated at $11.8 million, which is net of estimated selling expenses. As of March 28, 2003, the mortgage balance was $11.6 million and the swap agreement liability was $1.3 million. If the Company is able to sell the facility for its estimated value, an additional $1.1 million of cash on hand would be used to pay down the related debts. Factors which could influence the actual amount of cash used to pay the related debts include a selling price which differs from the current estimated value, the timing of the sale of the facility, and changes in the value of the swap agreement, which is based on financial market conditions.

The mortgage on the Westborough facility, which has an interest rate of LIBOR plus 150 basis points (approximately 2.8% in total at March 28, 2003), is payable in full on May 14, 2007. Interest only payments were made through February 14, 2002. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. The Company is presently marketing the facility for sale. Future mortgage principal payments by fiscal years ended June 30, to be paid until the mortgage is paid with the proceeds from the sale if any of the facility, will total $0.2 million for 2003; $0.8 million for each year 2004-2006; and $0.7 million for the first 10 months of 2007 with a final payment of $8.2 million in May 2007. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage.

There were no borrowings outstanding under the Company's $3.0 million bank line of credit at March 28, 2003.

Acquisitions of property, plant, and equipment were $3.4 million for the nine months ended March 28, 2003.

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

During fiscal 2001, the Company entered into a mortgage on its Westborough facility of $12.6 million at an interest rate of LIBOR plus 150 basis points (2.8% in total at March 28, 2003) which is payable in full on May 14, 2007. As of March 28, 2003, the mortgage loan had a balance of $11.6 million. In conjunction with the mortgage, the Company entered into an interest rate swap agreement that provides for a fixed interest rate of approximately 7% for the duration of the mortgage. Due to the existence of the swap agreement, we do not believe that a material interest rate risk exposure exists with respect to the mortgage loan.

Exchange Rate Sensitivity

Approximately 89% of the Company's sales for both the three and nine months ended March 28, 2003 were in U.S. dollars. At March 28, 2003, the Company's backlog included orders in U.S. dollars of $38.5 million, or 93% of the total backlog. Substantially all of the Company's costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of the Company's products in its export markets as would changes in the general economic conditions in those markets. The impact of such changes in foreign currency values on the Company's sales and backlog cannot be measured.

Costs of Discontinued Operations

The Company has exited the telecommunications segment of its business and is closing the TeraOptix facility in Westborough, Massachusetts. The facility, which is financed with a mortgage note, and equipment are being actively marketed. The mortgage note payable has a balance at March 28, 2003 of $11.6 million and a swap agreement to fix the interest rate on the mortgage at 7% has a balance at March 28, 2003 of $1.3 million. The Company intends to use the proceeds from the sale of the facility to pay down the mortgage note and swap agreement. The facility has been valued at an estimated fair market value based on third party appraisals. The value of the facility is estimated at $11.8 million, which is net of estimated selling expenses. If the Company is able to sell the facility for its estimated value, an additional $1.1 million of cash on hand would be used to pay down the related debts. Factors which could influence the actual amount of cash used to pay the related debts include a selling price which differs from the current estimated value, the timing of the sale of the facility, and changes in the value of the swap agreement, which is based on financial market conditions.

The Company recorded an impairment charge to reduce the value of the facility and equipment to the fair market value. The facility has been valued at $11.8 million, which is net of estimated selling expenses, and the remaining equipment has a fair market value of $70,000. To the extent the final selling price of the facility and equipment is lower than the fair market value, the Company would have to record a loss on the sale of the facility and equipment. If, prior to the sale of the facility and equipment, the Company determines that the estimated fair market value has decreased, the Company will need to take an additional impairment charge at that time.

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

                                        Zygo Corporation
                                ------------------------------------------------
                                        (Registrant)


                                /s/ J. BRUCE ROBINSON
                                ------------------------------------------------
                                J. Bruce Robinson
                                President, Chairman, and Chief Executive Officer


                                /s/ RICHARD M. DRESSLER
                                ------------------------------------------------
                                Richard M. Dressler
                                Vice President, Finance, Chief Financial
                                Officer, and Treasurer

Date: May 7, 2003

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

Date: May 7, 2003


                                                    /s/ J. Bruce Robinson
                                                    ----------------------------
                                                    J. Bruce Robinson
                                                    Chairman, President, and
                                                    Chief Executive Officer

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

Date: May 7, 2003


                                                    /s/ Richard M. Dressler
                                                    ----------------------------
                                                    Richard M. Dressler
                                                    Vice President, Finance
                                                    Chief Financial Officer