Form 10-K/A
period 2001-06-30
ZYGO CORP
filed 2003-07-14
CIK 730716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-K405/A

                                 AMENDMENT NO. 2

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

    17,389,987 Shares of Common Stock, $.10 Par Value, at September 24, 2001 17,434,609 Shares of Common Stock, $.10 Par Value, at February 8, 2002

================================================================================

                                EXPLANATORY NOTE

         Zygo Corporation is filing this Annual Report on Form 10-K405/A for the year ended June 30, 2001 in order to correct a computational error in the pro forma calculations appearing in Note 14, "Stock Compensation Plans," to Consolidated Financial Statements. The Company's Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in Note 14 does not affect any previously reported historical operating results of the Company.

         As indicated in Note 14, Zygo applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock compensation plans. Since all of Zygo's stock options were granted at an exercise price equal to the fair market value on the date of grant, pursuant to APB Opinion No. 25 no compensation cost is recognized for these stock option grants. The pro forma net income (loss) and pro forma earnings (loss) per share, diluted, included in Note 14 are computed as if Zygo accounted for its stock options under an alternate methodology, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Zygo does not use this alternate methodology in reporting its actual financial results.

         In estimating the fair value of options at the date of grant under this alternate methodology, Zygo utilized computer software to determine the pro forma stock option expense for fiscal 2001 using the Black-Scholes model. The wrong column total erroneously was extracted from the computer generated report, causing an error in the computation of the "pro forma net income (loss)" and "pro forma earnings (loss) per share, diluted" information presented in
Note 14. The correct pro forma net income for the year ended June 30, 2001 is $3,436,000, compared to $9,952,000 as originally reported; and the correct pro forma net earnings per share, diluted, for the year ended June 30, 2001 is $0.21, compared to $0.62 as originally reported. Revised Note 14 also reflects weighted average fair values at date of grant for options granted during fiscal 2001, 2000, and 1999 of $39.85, $17.18 and $6.17, respectively.

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8 of Form 10-K405 as revised is presented in this filing. Other than changes to Note 14, no other revisions have been made to this Annual Report on Form 10-K405/A from the Form 10-K405 originally filed with the Commission for fiscal 2001, as previously amended. This amendment does not reflect events occurring after the filing of the original annual report on Form 10-K405, as previously amended.


                                    PART II

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

       3.        EXHIBITS

       3.(i) Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*

       3.(ii) Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company's Annual Report on Form 10-K405 for its year ended June 30, 1996)*

       3.(iii) By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter "Registration No. 2-87253")*

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

       10.23 Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

       10.24 Employment agreement dated May 5, 2000, between Zygo Corporation and John Berg. (Exhibit 10.01(e)(1) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

       10.25 Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan. (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

       10.26     Construction -- to Permanent Term Loan Promissory Note (Exhibit
                 10.26 to the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 2001)*

       21.       Subsidiaries of Registrant*

       23.       Accountants' Consent

       99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------

*Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     ZYGO CORPORATION
  ------------------------
        Registrant


By  /s/ RICHARD M. DRESSLER                              Date: July 14, 2003
    --------------------------------
         Richard M. Dressler
         Vice President,
         Finance, Chief
         Financial Officer,
         and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE
         ---------                       -----

/s/ J. BRUCE ROBINSON        Chairman, President, and    Date: July 14, 2003
    ----------------------   Chief Executive Officer
    J. Bruce Robinson


/s/ RICHARD M. DRESSLER      Vice President, Finance,    Date: July 14, 2003
    ----------------------   Chief Financial Officer
    Richard M. Dressler      and Treasurer


/s/ CARL A. ZANONI           Vice President, Technology  Date: July 14, 2003
    ----------------------   and Director
    Carl  A. Zanoni



/s/ EUGENE BANUCCI           Director                    Date: July 14, 2003
--------------------------
   (Eugene Banucci)


/s/ PAUL F. FORMAN           Director                    Date: July 14, 2003
--------------------------
   (Paul F. Forman)


/s/ SAMUEL FULLER            Director                    Date: July 14, 2003
--------------------------
   (Samuel Fuller)


/s/ SEYMOUR E. LIEBMAN       Director                    Date: July 14, 2003
---------------------------
   (Seymour E. Liebman)


/s/ ROBERT G. MCKELVEY       Director                    Date: July 14, 2003
---------------------------
   (Robert G. McKelvey)


/s/ ROBERT B. TAYLOR         Director                    Date: July 14, 2003
---------------------------
   (Robert B. Taylor)


/s/ BRUCE WORSTER            Director                    Date: July 14, 2003
---------------------------
   (Bruce Worster)

               CERTIFICATION OF DISCLOSURE IN THE REGISTRANT'S
                      AMENDMENT NO. 2 TO ANNUAL REPORT

I, J. Bruce Robinson, certify that:

1. I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K405/A (the "Amendment to Annual Report") of Zygo Corporation;

2. Based on my knowledge, the Amendment to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amendment to Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in the Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amendment to Annual Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amendment to Annual Report is being prepared; and

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amendment to Annual Report.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: July 14, 2003
      -------------

                                           /s/ J. Bruce Robinson
                                           ------------------------
                                           J. Bruce Robinson
                                           Chairman, President, and
                                           Chief Executive Officer

               CERTIFICATION OF DISCLOSURE IN THE REGISTRANT'S
                      AMENDMENT NO. 2 TO ANNUAL REPORT

I, Richard M. Dressler, certify that:

1. I have reviewed this Amendment No. 2 to Annual Report on Form 10-K405/A (the "Amendment to Annual Report") of Zygo Corporation;

2. Based on my knowledge, the Amendment to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amendment to Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in the Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amendment to Annual Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amendment to Annual Report is being prepared; and

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amendment to Annual Report.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: July 14, 2003
      -------------

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

NOTE 14: STOCK COMPENSATION PLANS

As of June 30, 2001, Zygo Corporation has two stock-based compensation plans, which are described below (see note 15). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Since all options were granted with an exercise price equal to the fair-market value on the date of the grant, no compensation cost has been recognized for its fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that the information be determined as if the Company has accounted for its stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:


                                                      JUNE 30,       June 30,       June 30,
                                                      2001(1)          2000           1999
                                                      --------       ---------      --------
Pro forma net income (loss)                            $3,436        $(16,930)      $(4,697)
Pro forma earnings (loss) per share - diluted          $ 0.21        $  (1.35)      $ (0.40)

(1) The company previously reported pro forma net income of $9,952 and pro forma earnings per share-diluted of $0.62 for the year ended June 30, 2001. In estimating the fair value of options at the date of grant using the alternate methodology under SFAS No. 123 for fiscal 2001, the Company utilized computer software to determine the pro forma stock option expense using the Black-Scholes model. The wrong column total erroneously was extracted from the computer generated report, causing an error in the computation of the "pro forma net income (loss)" and "pro forma earnings (loss) per share, diluted" information previously presented in note 14 for this period.

The fair value of these options at the date of grant was estimated with the following weighted average assumptions for 2001, 2000, and 1999:

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
Expected life of option                4.8 YEARS       5.6 years     5.7 years

Weighted-average fair values at date of grant for options granted during fiscal 2001, 2000, and 1999 were $39.85, $17.18, and $6.17, respectively.

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

                                EXHIBIT INDEX

EXHIBIT
 TABLE                                                                        FORM 10-K405
NUMBER                                                                        PAGE NUMBER
-------                                                                       ------------
23.            Accountants' Consent

99.1           Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002



                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'
The greater-than-or-equal-to sign shall be expressed as..................     >=