Form 10-K/A
period 2002-06-30
ZYGO CORP
filed 2003-07-14
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                             EXPLANATORY NOTE

Zygo Corporation is filing this Annual Report on Form 10-K/A for the year ended June 30, 2002 in order to revise pro forma information appearing in Note 14, "Stock Compensation Plans," to Consolidated Financial Statements. The Company's Consolidated Statements of Operations, Stockholders' Equity and Cash Flows, and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in Note 14 does not affect any previously reported historical operating results of the Company.

As indicated in Note 14, Zygo applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock compensation plans. Since all of Zygo's stock options were granted at an exercise price equal to the fair market value on the date of grant, pursuant to APB Opinion No. 25 no compensation cost is recognized for these stock option grants. The pro forma net (loss) earnings and pro forma net (loss) earnings per share, diluted, included in Note 14 are computed as if Zygo accounted for its stock options under an alternate methodology, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Zygo does not use this alternate methodology in reporting its actual financial results.

In estimating the fair value of options at the date of grant under this alternate methodology, Zygo utilized an unaffiliated outside service to determine the pro forma stock option expense for fiscal 2002 using the Black-Scholes model. Based, in part, upon written material provided by this outside service, Zygo believed that this outside service provided the Company with a consolidated dollar amount of the pro forma stock option expense for fiscal 2002, including the unamortized portions of the pro forma stock option expense for fiscal years 1998, 1999, 2000, and 2001 which should have been included in the fiscal 2002 pro forma expense. Instead, the pro forma expense amount provided by the outside service only related to the portion of the expense for fiscal 2002 stock option grants, without inclusion of any unamortized portions from the prior years. This resulted in the "pro forma net
(loss) earnings" and "pro forma net (loss) earnings per share, diluted" information presented in Note 14 for fiscal 2002 to be incorrect. In addition, the pro forma net earnings (loss) and pro forma earnings (loss) per share, diluted, information presented in Note 14 for fiscal 2001 has been revised in accordance with the Form 10-K/A for the fiscal year ended June 30, 2001 filed today with the Commission.

The revised pro forma net (loss) earnings for the years ended June 30, 2002 and 2001 is $(20,629,000) and $3,436,000, respectively, compared to $(12,161,000)
and $9,952,000 as originally reported; and the revised pro forma net (loss) earnings per share, diluted, for the years ended June 30, 2002 and 2001 is $(1.18) and $0.21, respectively, compared to $(0.70) and $0.62 as originally reported. Revised Note 14 also reflects weighted average fair values at date of grant for options granted during fiscal 2002, 2001 and 2000 of $7.91, $39.85 and $17.18, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8 of Form 10-K as revised is presented in this filing. Other than changes to Note 14, no other revisions have been made to this Annual Report on Form 10-K/A from the Form 10-K originally filed with the Commission for fiscal 2002. This amendment does not reflect events occuring after the filing of the original annual report on Form 10-K.

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

                  Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

          10.20 Construction -- to Permanent Term Loan Promissory Note (Exhibit 10.26 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 2001)*

          10.21 Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank
                  (Exhibit 10.21 to the Company's Annual Report on Form 10-K for its year ended June 30, 2002)*

          10.22 Amended and restated credit agreement dated November 22, 2001 between Zygo Corporation and Fleet National Bank
                  (Exhibit 10.22 to the Company's Annual Report on Form 10-K for its year ended June 30, 2002)*

          10.23 Amended and restated credit agreement dated June 26, 2002 between Zygo Corporation and Fleet National Bank
                  (Exhibit 10.23 to the Company's Annual Report on Form 10-K for its year ended June 30, 2002)*

          10.24 Subcontract B514527 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated April 14, 2001 (Exhibit 10.24 to the Company's Annual Report on Form 10-K for its year ended
                  June 30, 2002)*

          10.25 Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company's Annual Report on Form 10-K for its year ended
                  June 30, 2002)*

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

           ZYGO CORPORATION
           ----------------
              Registrant

By     /s/ Richard M. Dressler           Date     July 14, 2003
       -----------------------
         Richard M. Dressler
    Vice President, Finance, Chief
   Financial Officer, and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Bruce Robinson                    Chairman, President, and Chief               Date     July 14, 2003
---------------------------------        Executive Officer
J. Bruce Robinson

/s/ Richard M. Dressler                  Vice President, Finance, Chief               Date     July 14, 2003
---------------------------------
Richard M. Dressler                      Financial Officer, and Treasurer

/s/ Carl A. Zanoni                       Senior Vice President, Technology            Date     July 14, 2003
----------------------------------       and Director
Carl A. Zanoni

/s/ Eugene Banucci                       Director                                     Date     July 14, 2003
---------------------------------
(Eugene Banucci)

/s/ Paul F. Forman                       Director                                     Date     July 14, 2003
---------------------------------
(Paul F. Forman)

/s/ Samuel Fuller                        Director                                     Date     July 14, 2003
---------------------------------
(Samuel Fuller)

/s/ Seymour E. Liebman                   Director                                     Date     July 14, 2003
---------------------------------
(Seymour E. Liebman)

/s/ Robert G. McKelvey                   Director                                     Date     July 14, 2003
---------------------------------
(Robert G. McKelvey)

/s/ Robert B. Taylor                     Director                                     Date     July 14, 2003
---------------------------------
(Robert B. Taylor)

/s/ Bruce Worster                        Director                                     Date     July 14, 2003
---------------------------------
(Bruce Worster)

                   CERTIFICATION OF DISCLOSURE IN REGISTRANT'S
                        AMENDMENT NO. 1 TO ANNUAL REPORT

I, J. Bruce Robinson, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment to Annual Report") of Zygo Corporation;

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

Date: July 14, 2003

                                               /s/ J. Bruce Robinson
                                               -------------------------------
                                               J. Bruce Robinson
                                               Chairman, President, and
                                               Chief Executive Officer

                   CERTIFICATION OF DISCLOSURE IN REGISTRANT'S
                        AMENDMENT NO. 1 TO ANNUAL REPORT

I, Richard M. Dressler, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment to Annual Report") of Zygo Corporation;

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


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)
                                                                                    Accum.
                                                                                    Other
                                                              Comp.                 Comp.
                                                             Income     Retained    Income     Common    Treasury     Paid-In
                                                  Total      (Loss)     Earnings    (Loss)      Stock     Stock       Capital
                                                 ---------  ----------  ---------  ---------  ---------  ---------   ---------
Balance at June 30, 1999 ......................  $  68,712              $  25,102  $    (126)  $  1,370  $    (301)  $  42,667
Comprehensive loss
  Net loss ....................................    (16,047)    (16,047)   (16,047)
                                                             ---------
  Other comprehensive loss, net of tax
    Unrealized loss on marketable securities ..        (22)        (22)
    Foreign currency translation effect .......       (125)       (125)
                                                             ---------
  Other comprehensive loss ....................                   (147)                 (147)
                                                             ---------
Comprehensive loss ............................                (16,194)
                                                             =========
Unearned Compensation .........................     12,024                                                              12,024
Exercise of employee stock options
  And related tax effect ......................     13,687                                           74                 13,613
                                                 ---------   ---------  ---------   ---------  --------  ---------   ---------
Balance at June 30, 2000 ......................  $  78,229              $   9,055   $   (273)  $  1,444  $    (301)  $  68,304
Comprehensive income (loss)
  Net earnings ................................     10,659      10,659     10,659
                                                             ---------
  Other comprehensive income (loss),
     net of tax
       Unrealized gain on marketable securities        128         128
       Unrealized gain on Swap Agreement ......         31          31
       Foreign currency translation effect ....     (1,604)     (1,604)
                                                             ---------
  Other comprehensive loss ....................                 (1,445)               (1,445)
                                                             ---------
Comprehensive income ..........................                  9,214
                                                             =========
Repurchased common stock ......................     (4,716)                                                 (4,716)
Secondary offering ............................     51,824                                          292                 51,532
Exercise of employee stock options
  and related tax effect ......................     14,588                                           44                 14,544
                                                 ---------   ---------  ---------   ---------  --------   --------   ---------
Balance at June 30, 2001 ......................  $ 149,139              $  19,714   $ (1,718)  $  1,780   $ (5,017)  $ 134,380
Comprehensive income (loss)
  Net loss ....................................    (11,733)    (11,733)   (11,733)
                                                             ---------
  Other comprehensive income (loss),
     net of tax
       Unrealized loss on marketable securities        (21)        (21)
       Unrealized loss on Swap Agreement ......       (546)       (546)
       Foreign currency translation effect ....        417         417
                                                             ---------
  Other comprehensive loss ....................                   (150)                 (150)
                                                             ---------
Comprehensive loss ............................                (11,883)
                                                             =========
Repurchased common stock adjustment ...........       (270)                                                   (270)
Non-cash compensation charges
    related to stock options ..................         83                                                                   83
Employee stock purchase .......................      1,098                                            8                   1,090
Exercise of employee stock options
  and related tax effect ......................      1,838                                            1                   1,837
                                                 ---------               --------   --------   --------    -------    ---------
Balance at June 30, 2002 ......................  $ 140,005              $   7,981   $ (1,868)  $  1,789    $(5,287)   $ 137,390
                                                 =========              =========   ========   ========    =======    =========

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

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:


                                                     June 30,      June 30,     June 30,
                                                     2002(1)       2001(1)        2000
                                                    ---------     ---------   -----------
Pro forma net (loss) earnings                        $(20,629)      $3,436     $(16,930)
Pro forma net (loss) earnings per share - diluted    $  (1.18)      $ 0.21     $  (1.35)

(1) The Company previously reported pro forma net loss of $(12,161) and pro forma net loss per share-diluted of $(0.70) for the year ended June 30, 2002, and pro forma net earnings of $9,952 and pro forma earnings per share-diluted of $0.62 for the year ended June 30, 2001. In estimating the fair value of options at the date of grant using the alternate methodology under SFAS No. 123 for fiscal 2002, the Company utilized an unaffiliated outside service to determine the pro forma stock option expense using the Black-Scholes model. Based, in part, upon written material provided by this outside service, the Company believed that this outside service provided the Company with a consolidated dollar amount of the pro forma stock option expense for fiscal 2002, including the unamortized portions of the pro forma stock option expense for prior fiscal years which should have been included in the fiscal 2002 pro forma expense. Instead, the pro forma expense amount provided by the outside service only related to the portion of the expense for fiscal 2002 stock option grants, without inclusion of any unamortized portions from the prior years. In addition, with respect to the calculations for fiscal 2001, the Company internally utilized computer software to determine the pro forma stock option expense using the Black-Scholes model. The wrong column total erroneously was extracted from the computer generated report. These factors resulted in the "pro forma net (loss) earnings" and "pro forma net (loss) earnings per share, diluted" information previously presented in note 14 for fiscal years 2002 and 2001 to be incorrect.

The fair value of these options at the date of grant was estimated with the following weighted average assumptions of 2002, 2001 and 2000:


                                   June 30,      June 30,         June 30,
                                     2002          2001             2000
                                  ---------     ---------        ---------
Risk free rate of interest              4.3%          5.0%            5.9%
Dividend yield                          0.0%          0.0%            0.0%
Volatility factor                        76%           77%             67%
Expected life of option            4.5 years     4.8 years       5.6 years

Weighted average fair values at date of grant for options granted during fiscal 2002, 2001, and 2000 were $7.91, $39.85, and $17.18, respectively.

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