Form 10-Q/A
period 2003-03-28
ZYGO CORP
filed 2003-07-14
CIK 730716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2003

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to  ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).       YES  X      NO
                                                      ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       17,562,712 shares of Common Stock, $.10 Par Value, at May 02, 2003

                                EXPLANATORY NOTE

Zygo Corporation is filing this Quarterly Report on Form 10-Q/A for the quarter ended March 28, 2003 in order to revise pro forma information appearing in Note 1 -- "Stock Compensation Plans," to Consolidated Financial Statements. The Company's Consolidated Statements of Operations and Cash Flows, and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in Note 1 does not affect any previously reported historical operating results of the Company. As indicated in Note 1, Zygo applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock compensation plans. Since all of Zygo's stock options were granted at an exercise price equal to the fair market value on the date of grant, pursuant to APB Opinion No. 25 no compensation cost is recognized for these stock option grants. The pro forma net earnings (loss) and pro forma net earnings (loss) per share included in Note 1 are computed as if Zygo accounted for its stock options under an alternate methodology, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Zygo does not use this alternate methodology in reporting its actual financial results.

In estimating the fair value of options at the date of grant under this alternate methodology, Zygo utilized an unaffiliated outside service to determine the pro forma stock option expense for each of the three months and nine months ended March 28, 2003 and March 31, 2002, using the Black-Scholes model. Based, in part, upon written material provided by this outside service, Zygo believed that this outside service provided the Company with a consolidated dollar amount of the pro forma stock option expense for each period, including the unamortized portions of the pro forma stock option expense from applicable prior periods, which should have been included in the fiscal 2003 and 2002 pro forma expense. Instead, the pro forma expense amounts provided by the outside service only related to the portion of the expense for each of these three and nine month periods in fiscal 2002 and 2003, without inclusion of any unamortized portions from the applicable prior periods. This resulted in the pro forma information presented in Note 1 to Consolidated Financial Statements to be incorrect.

The revised pro forma net loss for the three months and nine months ended March 28, 2003 is $(612,000) and $(15,100,000), respectively, as compared to pro forma net earnings originally reported of $370,000 and a pro forma net loss originally reported of $(11,574,000). The revised pro forma fully diluted loss per share for the three months and nine months ended March 28, 2003 is $(0.03) and $(0.86), respectively, as compared to pro forma fully diluted earnings per share originally reported of $0.02 and a pro forma fully diluted loss per share originally reported of $(0.66).

The revised pro forma net loss for the three months and nine months ended March 31, 2002 is $(6,001,000) and $(15,936,000), respectively, compared to
$(3,866,000) and $(9,398,000) as originally reported; and the revised pro forma fully diluted loss per share for the three months and nine months ended March 31, 2002 is $(0.34) and $(0.92), respectively, compared to $(0.22) and $(0.54)
as originally reported.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 1 of Form 10-Q as revised is presented in this filing. Other than changes to the pro forma information in Note 1, no other revisions have been made to Item 1 of this Quarterly Report on Form 10-Q/A from the Form 10-Q originally filed with the Commission for the third quarter of fiscal 2003. This amendment does not reflect events occurring after the filing of the original quarterly report on Form 10-Q.

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)


                                                            Three Months Ended             Nine Months Ended
                                                           ---------------------      ------------------------
                                                           March 28,   March 31,      March 28,      March 31,
                                                             2003       2002 (1)        2003         2002 (1)
                                                           ---------   ---------      ---------      ---------
Net sales
         Products                                          $22,450       $20,185      $ 62,003      $ 57,757
         Development services                                6,560          --          13,726          --
                                                           -------      --------      --------      --------
                                                            29,010        20,185        75,729        57,757
                                                           -------      --------      --------      --------
Cost of goods sold
         Products                                           14,250        13,162        38,906        38,537
         Development services                                5,258          --          10,960          --
                                                           -------      --------      --------      --------
                                                            19,508        13,162        49,866        38,537
                                                           -------      --------      --------      --------
         Gross profit                                        9,502         7,023        25,863        19,220

Selling, general, and administrative expenses                5,716         6,022        16,470        17,380
Research, development, and engineering expenses              2,510         4,457         8,696        14,262
Amortization of intangibles                                   --             185           104           555
Exit costs for Automation Systems Group                       --            --            --           1,920
                                                           -------      --------      --------      --------
         Operating profit (loss)                             1,276        (3,641)          593       (14,897)
                                                           -------      --------      --------      --------

Gain on sale of Automation Systems Group                      --            --            --           6,117

Other income (expense):
         Interest income                                       220           281           712         1,124
         Miscellaneous income (expense), net                  (108)           74          (275)         (106)
                                                           -------      --------      --------      --------
         Total other income                                    112           355           437         1,018
                                                           -------      --------      --------      --------
         Earnings (loss) from continuing operations
            before income taxes and minority interest        1,388        (3,286)        1,030        (7,762)

Income tax (expense) benefit                                  (515)        1,446          (384)        3,449
Minority interest                                               93            94           324           246
                                                           -------      --------      --------      --------
         Earnings (loss) from continuing operations            780        (1,934)          322        (4,559)
                                                           -------      --------      --------      --------

Discontinued TeraOptix operations, net of tax                 (338)       (1,788)       (2,482)       (4,553)
Charges and related adjustments on the disposal of
   TeraOptix, net of tax                                        39          --          (9,079)         --
                                                           -------      --------      --------      --------
         Loss from discontinued operations                    (299)       (1,788)      (11,561)       (4,553)
                                                           -------      --------      --------      --------
Net earnings (loss)                                        $   481       $(3,722)     $(11,239)     $ (9,112)
                                                           =======      ========      ========      ========

Basic -- Earnings (loss) per share:
         Continuing operations                             $  0.04       $ (0.11)     $   0.02      $  (0.26)
         Discontinued operations                             (0.01)        (0.10)        (0.66)        (0.26)
                                                           -------      --------      --------      --------
         Net earnings (loss)                               $  0.03       $ (0.21)     $  (0.64)     $  (0.52)
                                                           =======      ========      ========      ========

Diluted--Earnings (loss) per share:
         Continuing operations                             $  0.04       $ (0.11)     $   0.02      $  (0.26)
         Discontinued operations                             (0.01)        (0.10)        (0.66)        (0.26)
                                                           -------      --------      --------      --------
         Net earnings (loss)                               $  0.03       $ (0.21)     $  (0.64)     $  (0.52)
                                                           =======      ========      ========      ========

Weighted average shares outstanding:
         Basic                                              17,560        17,434        17,527        17,404
                                                           =======      ========      ========      ========
         Diluted                                            17,738        17,434        17,527        17,404
                                                           =======      ========      ========      ========


(1) The consolidated statements of operations for the three and nine month-periods ended March 31, 2002 have been reclassified to conform with the current period presentations of the loss from discontinued operations.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Thousands)


                                                               March 28, 2003  June 30, 2002
                                                                (Unaudited)
                                                              ---------------  -------------
Assets
Current assets:
         Cash and cash equivalents                               $ 35,321      $ 28,513
         Restricted cash                                             --           1,225
         Marketable securities                                     11,057         8,734
         Receivables                                               19,405        21,241
         Income tax receivable                                      2,072          --
         Inventories                                               19,238        23,612
         Prepaid expenses                                             857         1,444
         Deferred income taxes                                      4,579         4,899
         Assets of discontinued unit held for sale                 11,919          --
                                                                 --------      --------
              Total current assets                                104,448        89,668

Property, plant, and equipment, net                                26,053        55,045
Deferred income taxes                                              25,756        19,981
Intangible assets, net                                              5,010         4,507
                                                                 --------      --------
Total assets                                                     $161,267      $169,201
                                                                 ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
         Current portion of long-term debt                       $ 11,583      $    837
         Accounts payable                                           6,922         5,020
         Progress payments received from customers                  3,503           368
         Accrued salaries and wages                                 3,475         3,451
         Other accrued liabilities                                  4,167         5,132
         Income taxes payable                                        --             929
                                                                 --------      --------
              Total current liabilities                            29,650        15,737

Long-term debt, excluding current portion                            --          11,374
Other long-term liabilities                                         1,026         1,115
Minority interest                                                   1,026           970
                                                                 --------      --------
     Total liabilities                                             31,702        29,196
                                                                 --------      --------

Stockholders' equity:
   Common Stock, $.10 par value per share:
         40,000 shares authorized;
         18,009 shares issued (17,892 at June 30, 2002)
         17,562 shares outstanding (17,445 at June 30, 2002)        1,801         1,789
   Additional paid-in capital                                     138,172       137,390
   Retained earnings (accumulated deficit)                         (3,258)        7,981
   Accumulated other comprehensive income (loss):
         Currency translation effects                              (1,062)       (1,369)
         Net unrealized loss on swap agreement                       (832)         (515)
         Net unrealized gain on marketable securities                  31            16
                                                                 --------      --------
                                                                  134,852       145,292
   Less treasury stock of 447 common shares, at cost:               5,287         5,287
                                                                 --------      --------
         Total stockholders' equity                               129,565       140,005
                                                                 --------      --------
Total liabilities and stockholders' equity                       $161,267      $169,201
                                                                 ========      ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)



                                                                                              Nine Months Ended
                                                                                       -------------------------------
                                                                                       March 28, 2003   March 31, 2002
                                                                                       --------------   --------------
Cash provided by (used for) operating activities:
   Net loss                                                                              $ (11,239)       $ (9,112)

   Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:
      Loss from discontinued operations                                                     11,561           4,553
      Depreciation and amortization                                                          4,277           4,577
      Gain on sale of Automation Systems Group                                                  --          (6,117)
      Loss on disposal of assets                                                               740             435
      Deferred income taxes                                                                    234          (1,754)
      Non-cash compensation charges related to stock options                                    57              64
      Changes in operating accounts:
         Receivables                                                                           230           3,017
         Costs in excess of billings                                                            --          (1,772)
         Inventories                                                                         3,559              29
         Prepaid expenses                                                                      567             (15)
         Accounts payable and accrued expenses                                               3,794          (5,531)
         Minority interest                                                                     324             246
                                                                                          --------        --------
      Net cash provided by (used for) continuing operations                                 14,104         (11,380)
      Net cash used for discontinued operations                                             (4,522)         (3,578)
                                                                                          --------        --------
      Net cash provided by (used for) operating activities                                   9,582         (14,958)
                                                                                          --------        --------
Cash used for investing activities:
   Additions to property, plant, and equipment                                              (3,446)         (8,381)
   Investment in marketable securities                                                      (5,019)         (7,512)
   Investments in other assets                                                                (893)           (303)
   Proceeds from sale of Automation Systems Group, net of cash sold                             --          12,077
   Interest and restricted cash from sale of Automation Systems Group                        1,225          (1,221)
   Proceeds from the sale or maturity of marketable securities                               2,696           5,998
                                                                                          --------        --------
      Net cash provided by (used for) continuing operations                                 (5,437)            658
      Net cash provided by (used for) discontinued operations                                2,822          (6,826)
                                                                                          --------        --------
      Net cash used for investing activities                                                (2,615)         (6,168)
                                                                                          --------        --------
Cash provided by financing activities:
   Employee stock purchase                                                                     731           1,098
   Exercise of employee stock options                                                            6              23
   Dividend payments to minority interest                                                     (268)           (131)
   Issuance and repurchase of common stock                                                       -            (270)
                                                                                          --------        --------
      Net cash provided by continuing operations                                               469             720
      Net cash used for discontinued operations                                               (628)           (140)
                                                                                          --------        --------
      Net cash provided by (used for) financing activities                                    (159)            580
                                                                                          --------        --------
Net increase (decrease) in cash and cash equivalents                                         6,808         (20,546)
Cash and cash equivalents, beginning of period                                              28,513          52,630
                                                                                          --------        --------
Cash and cash equivalents, end of period                                                  $ 35,321        $ 32,084
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

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:


                                          Three Months Ended                Nine Months Ended
                                      ---------------------------     --------------------------
                                      March 28,       March 31,       March 28,       March 31,
                                        2003            2002            2003            2002
                                      ----------      ----------      ----------      ----------
Basic weighted average shares
   outstanding                        17,560,000      17,434,000      17,527,000      17,404,000

Dilutive effect of stock options         178,000            --              --              --
                                      ----------      ----------      ----------      ----------
Diluted weighted average shares
   outstanding                        17,738,000      17,434,000      17,527,000      17,404,000
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

The fair value of options at date of grant was estimated using the Black-Scholes model. The Company's pro forma information is as follows:


                                                                         Three Months Ended
                                               --------------------------------------------------------------------
                                                     REVISED       ORIGINAL (1)          REVISED      ORIGINAL (1)
                                                     -------       ------------          -------      ------------
                                                 March 28, 2003   March 28, 2003     March 31, 2002  March 31, 2002
                                                 --------------   --------------     --------------  --------------
Net earnings (loss), as reported                    $   481         $  481             $ (3,722)        $  (3,722)
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                      (1,093)          (111)              (2,279)             (144)
                                                    -------         ------             --------         ---------

Pro forma net (loss) earnings                       $  (612)        $  370             $ (6,001)        $  (3,866)
                                                    =======         ======             ========         =========

Net earnings (loss) per share
     Basic - as reported                            $  0.03         $ 0.03             $  (0.21)        $   (0.21)
                                                    =======         ======             ========         =========
     Basic - pro forma                              $ (0.03)        $ 0.02             $  (0.34)        $   (0.22)
                                                    =======         ======             ========         =========

     Diluted - as reported                          $  0.03         $ 0.03             $  (0.21)        $   (0.21)
                                                    =======         ======             ========         =========
     Diluted - pro forma                            $ (0.03)        $ 0.02             $  (0.34)        $   (0.22)
                                                    =======         ======             ========         =========



                                                                            Nine Months Ended
                                               ---------------------------------------------------------------------------
                                                     REVISED          ORIGINAL (1)          REVISED         ORIGINAL (1)
                                                     -------          ------------          -------         ------------
                                                 March 28, 2003      March 28, 2003     March 31, 2002     March 31, 2002
                                                 --------------      --------------     --------------     --------------
Net earnings (loss), as reported                      $(11,239)          $(11,239)            $(9,112)          $(9,112)
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                         (3,861)              (335)             (6,824)             (286)
                                                      --------           --------            --------           -------

Pro forma net (loss) earnings                         $(15,100)          $(11,574)           $(15,936)          $(9,398)
                                                      ========           ========            ========           =======

Net earnings (loss) per share
     Basic - as reported                                $(0.64)            $(0.64)             $(0.52)           $(0.52)
                                                      ========           ========            ========           =======

     Basic - pro forma                                  $(0.86)            $(0.66)             $(0.92)           $(0.54)
                                                      ========           ========            ========           =======

     Diluted - as reported                              $(0.64)            $(0.64)             $(0.52)           $(0.52)
                                                      ========           ========            ========           =======

     Diluted - pro forma                                $(0.86)            $(0.66)             $(0.92)           $(0.54)
                                                      ========           ========            ========           =======

(1) "Original" refers to information presented in Note 1 to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2003, previously filed with the Securities and Exchange Commission on May 7, 2003. In estimating the fair value of options at the date of grant using the alternative methodology under SFAS No. 123, the Company utilized an unaffiliated outside service to determine the pro forma stock option expense for each of the three months and nine months ended March 28, 2003 and March 31, 2002, using the Black-Scholes model. Based, in part, upon written material provided by this outside service, the Company believed that this outside service provided the Company with a consolidated dollar amount of the pro forma stock option expense for each period, including the unamortized portions of the pro forma stock option expense from applicable prior periods which should have been included in the fiscal 2003 and 2002 pro forma expense. Instead, the pro forma expense amounts provided by the outside service only related to the portion of the expense for each of these three and nine month periods in fiscal 2003 and 2002, without inclusion of any unamortized portions from the applicable prior periods. This resulted in the pro forma information previously presented in Note 1 to Consolidated Financial Statements to be incorrect.

Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:


                                                  Three Month Ended                       Nine Months Ended
                                              ---------------------------           -----------------------------
                                              March 28,         March 31,           March 28,           March 31,
                                                2003              2002                2003                2002
                                              ---------         ---------           ---------           ---------
Net income (loss)                               $481           $(3,722)             $(11,239)           $(9,112)
Unrealized gain (loss) on marketable
   securities, net of tax                        (21)             (151)                   15               (122)
Unrealized gain (loss) on swap
   agreement, net of tax                          29               282                  (317)              (311)
Foreign currency translation effect,
   net of tax                                   (221)             (248)                  307                144
                                               -----           -------              --------            -------
Comprehensive income (loss)                    $ 268           $(3,839)             $(11,234)           $(9,401)
                                               =====           =======              ========            =======

Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 28, 2003 and June 30, 2002, inventories were as follows:


                                               March 28,      June 30,
                                                 2003           2002
                                                -------        -------
Raw materials and manufactured parts            $12,118        $15,114
Work in process                                   6,754          8,477
Finished goods                                      366             21
                                                -------        -------
                                                $19,238        $23,612
                                                =======        =======

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Costs of additions, replacements, and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. At March 28, 2003 and June 30, 2002, property, plant, and equipment were as follows:

                                                    March 28,        June 30,
                                                      2003             2002
                                                     -------         -------
Land and land improvements                            $1,460          $3,822
Buildings and building improvements                    9,705          25,252
Machinery, equipment, and office furniture            39,348          47,640
Leasehold improvements                                   167             237
Construction in progress                               1,873           2,878
                                                     -------         -------
                                                      52,553          79,829
Accumulated depreciation                             (26,500)       (24,784)
                                                     -------         -------
                                                     $26,053         $55,045
                                                     =======         =======

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

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Company's Consolidated Balance Sheet:


                                                                   Three Months Ended           Nine Months Ended
                                                                     March 28, 2003              March 28, 2003
                                                                     --------------              --------------
Beginning balance                                                         $1,364                      $ 701
Reductions for payments made                                                (235)                      (722)
Changes  in  accruals  related to  warranties  issued in the
     current period                                                          162                      1,098
Changes in accrual related to pre-existing warranties                         54                        268
                                                                          ------                     ------
Ending Balance                                                            $1,345                     $1,345
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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also affects certain aspects of accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " and certain aspects of APB No. 30,

"Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. See note 3 for discontinued operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which addresses the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If a company adopts the recognition provisions of SFAS No. 148 in a fiscal year beginning before December 16, 2003, that change in accounting principle must be reported using one of three methods: Prospective Method, Modified Prospective Method or Retroactive Restatement Method. If a company adopts the recognition provisions of SFAS No. 148 for fiscal years beginning after December 15, 2003, only the Modified Prospective Method and Retroactive Restatement Method may be used. In the absence of a single accounting method for stock-based employee compensation, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when, or how a company adopts the fair value based method of accounting. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of this SFAS.

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

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying consolidated statements of operations as discontinued operations, net of tax, for all periods presented. The components of cash flow from discontinued operations are as follows:


                                                                                             Nine Months Ended
                                                                                      --------------------------------
                                                                                        March 28,          March 31,
                                                                                          2003               2002
                                                                                      -------------      -------------

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                                        $(2,482)        $(4,553)
Depreciation and amortization                                                               --               835
Deferred income taxes                                                                       --               172
Receivables                                                                                  662             (95)
Income taxes                                                                              (1,311)           --
Inventories                                                                                  165            (170)
Prepaid expenses                                                                              20              32
Accounts payable and accrued expenses                                                     (1,576)            201
                                                                                         -------         -------
Net cash used for operating activities from discontinued operations                      $(4,522)        $(3,578)
                                                                                         -------         -------

Cash flow from investing activities from discontinued operations:
Additions to property, plant, and equipment                                              $  --           $(6,826)
Proceeds from sale of assets                                                               2,822            --
                                                                                         -------         -------

Net cash provided by (used for) investing activities from discontinued operations        $ 2,822         $(6,826)
                                                                                         -------         -------

Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                                $  (628)        $  (140)
                                                                                         -------         -------
Net cash used for financing activities from discontinued operations                      $  (628)        $  (140)
                                                                                         -------         -------

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


                                                Three Months Ended                        Nine Months Ended
                                        -----------------------------------     --------------------------------------
                                           March 28,           March 31,           March 28,              March 31,
                                             2003                 2002                2003                  2002
                                           ---------           ---------           ---------              ---------
Semiconductor
          Sales                            $17,793                $8,599            $44,132                $27,102
          Gross profit                       4,773                 2,808             14,939                  8,468
          Gross profit as a % of sales         27%                   33%                34%                    31%

Industrial
          Sales                            $11,217               $11,586            $31,597                $30,655
          Gross profit                       4,729                 4,215             10,924                 10,752
          Gross profit as a % of sales         42%                   36%                35%                    35%

Total
          Sales                            $29,010               $20,185            $75,729                $57,757
          Gross profit                       9,502                 7,023             25,863                 19,220
          Gross profit as a % of sales         33%                   35%                34%                    33%


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

Substantially all of the Company's operating expenses, assets, and depreciation and amortization are U.S. based. The Company's sales by geographic area were as follows:


                                                    Three Months Ended                     Nine Months Ended
                                            ------------------------------------    --------------------------------
                                               March 28,           March 31,          March 28,           March 31,
                                                 2003                2002               2003                2002
                                            -----------------    ---------------    ---------------      -----------
Americas (primarily United States)               $9,124              $11,356           $23,379              $30,592
Far East:
     Japan                                       16,127                4,236            39,601               13,721
     Pacific Rim                                  1,118                1,550             5,230                4,316
                                                -------              -------           -------              -------
Total Far East                                   17,245                5,786            44,831               18,037
Europe and Other (primarily Europe)               2,641                3,043             7,519                9,128
                                                -------              -------           -------              -------
Total                                           $29,010              $20,185           $75,729              $57,757
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


                                      Zygo Corporation
                                -------------------------------
                                                (Registrant)



                                /s/ J. BRUCE ROBINSON
                                ---------------------------------------
                                J. Bruce Robinson
                                President, Chairman, and Chief Executive Officer




                                /s/  RICHARD M. DRESSLER
                                -------------------------------------
                                Richard M. Dressler
                                Vice President, Finance, Chief Financial
                                Officer, and Treasurer



Date:  July 14, 2003

   CERTIFICATION OF DISCLOSURE IN REGISTRANT'S AMENDMENT TO QUARTERLY REPORT

I, J. Bruce Robinson, certify that:

1. I have reviewed this Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment to Quarterly Report") of Zygo Corporation;

2. Based on my knowledge, the Amendment to Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amendment to Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Amendment to Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amendment to Quarterly Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amendment to Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amendment to Quarterly Report.

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

Date: July 14, 2003

                                         /s/ J. Bruce Robinson
                                         ---------------------------
                                         J. Bruce Robinson
                                         Chairman, President, and
                                         Chief Executive Officer

  CERTIFICATION OF DISCLOSURE IN REGISTRANT'S AMENDMENT TO QUARTERLY REPORT

I, Richard M. Dressler, certify that:

1. I have reviewed this Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment to Quarterly Report") of Zygo Corporation;

2. Based on my knowledge, the Amendment to the Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Amendment to the Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Amendment to the Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Amendment to the Quarterly Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Amendment to the Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Amendment to the Quarterly Report.

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

Date: July 14, 2003

                                         /s/ Richard M. Dressler
                                         ------------------------------
                                         Richard M. Dressler
                                         Vice President, Finance
                                         Chief Financial Officer