Form 10-Q
period 2003-09-26
ZYGO CORP
filed 2003-11-05
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 26, 2003
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     -------------------------

Commission File Number                          0-12944
                      ---------------------------------------------------------

                                ZYGO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                                                 06-0864500
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut                                                                   06455
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip Code)

                                 (860) 347-8506
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] YES [ ] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                 [X] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     17,770,813 shares of Common Stock, $.10 Par Value, at October 31, 2003

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending in the semiconductor industry, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and changes in expected costs of discontinued operations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2003.

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

                                                                        Three Months Ended
                                                                 ---------------------------------
                                                                 September 26,       September 27,
                                                                      2003               2002
                                                                     -------           --------
Net sales
         Products                                                    $19,812           $ 17,701
         Development services                                          4,435              2,708
                                                                     -------           --------
                                                                      24,247             20,409
                                                                     -------           --------
Cost of goods sold
         Products                                                     12,813             10,992
         Development services                                          3,657              2,051
                                                                     -------           --------
                                                                      16,470             13,043
                                                                     -------           --------
         Gross profit                                                  7,777              7,366

Selling, general, and administrative expenses                          5,838              5,564
Research, development, and engineering expenses                        3,309              2,998
                                                                     -------           --------
         Operating loss                                               (1,370)            (1,196)
                                                                     -------           --------
Other income (expense):
         Interest income                                                 204                407
         Miscellaneous income (expense), net                              45               (348)
                                                                     -------           --------
         Total other income                                              249                 59
                                                                     -------           --------
         Loss from continuing operations before
            income taxes and minority interest                        (1,121)            (1,137)

Income tax benefit                                                       448                432
Minority interest                                                         10               (143)
                                                                     -------           --------
         Loss from continuing operations                                (663)              (848)
                                                                     -------           --------

Discontinued TeraOptix operations, net of tax                           (162)            (1,682)
Charges on the disposal of TeraOptix, net of tax                           -             (9,352)
                                                                     -------           --------
         Loss from discontinued operations                              (162)           (11,034)
                                                                     -------           --------
Net loss                                                             $  (825)          $(11,882)
                                                                     =======           ========
Basic - Loss per share:
         Continuing operations                                       $ (0.04)          $  (0.05)
                                                                     =======           ========
         Discontinued operations                                     $ (0.01)          $  (0.63)
                                                                     =======           ========
         Net loss                                                    $ (0.05)          $  (0.68)
                                                                     =======           ========
Diluted - Loss per share:
         Continuing operations                                       $ (0.04)          $  (0.05)
                                                                     =======           ========
         Discontinued operations                                     $ (0.01)          $  (0.63)
                                                                     =======           ========
         Net loss                                                    $ (0.05)          $  (0.68)
                                                                     =======           ========
Weighted average shares outstanding:
         Basic and diluted                                            17,678             17,510
                                                                     =======           ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

                                                                                     September 26, 2003        June 30, 2003
                                                                                     ------------------        -------------
Assets
Current assets:
         Cash and cash equivalents                                                          $ 28,267              $ 31,209
         Marketable securities                                                                14,958                14,929
         Receivables                                                                          14,249                12,868
         Inventories                                                                          18,686                18,444
         Prepaid expenses                                                                      1,586                 1,791
         Deferred income taxes                                                                 5,499                 5,179
         Assets of discontinued unit held for sale                                            11,899                11,899
                                                                                            --------              --------
              Total current assets                                                            95,144                96,319

Marketable securities                                                                          5,298                 6,712
Property, plant, and equipment, net                                                           27,165                26,648
Deferred income taxes                                                                         27,424                26,364
Intangible assets, net                                                                         5,149                 5,025
                                                                                            --------              --------
Total assets                                                                                $160,180              $161,068
                                                                                            ========              ========

Liabilities and Stockholders' Equity
Current liabilities:
         Current portion of long-term debt                                                  $ 11,164              $ 11,374
         Accounts payable                                                                      5,965                 5,254
         Progress payments received from customers                                             1,394                 2,319
         Accrued salaries and wages                                                            2,792                 3,612
         Other accrued liabilities                                                             4,327                 5,129
         Income taxes payable                                                                  1,642                 1,750
                                                                                            --------              --------
              Total current liabilities                                                       27,284                29,438

Other long-term liabilities                                                                      525                   609
Minority interest                                                                              1,151                 1,161
                                                                                            --------              --------
     Total liabilities                                                                        28,960                31,208
                                                                                            --------              --------

Stockholders' equity:
   Common Stock, $.10 par value per share:
         40,000,000 shares authorized;
         18,193,937 shares issued (18,042,917, at June 30, 2003);
         17,746,732 shares outstanding (17,595,712 at June 30, 2003)                           1,819                 1,804
   Additional paid-in capital                                                                139,735               138,333
   Retained earnings (accumulated deficit)                                                    (3,414)               (2,589)
   Accumulated other comprehensive income (loss):
         Currency translation effects                                                         (1,017)               (1,623)
         Net unrealized loss on swap agreement                                                  (721)                 (914)
         Net unrealized gain on marketable securities                                            105                   136
                                                                                            --------              --------
                                                                                             136,507               135,147
   Less treasury stock, at cost 447,205 common shares                                          5,287                 5,287
                                                                                            --------              --------
         Total stockholders' equity                                                          131,220               129,860
                                                                                            --------              --------
Total liabilities and stockholders' equity                                                  $160,180              $161,068
                                                                                            ========              ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

                                                                                     Three Months Ended
                                                                                -------------------------------
                                                                                September 26,     September 27,
                                                                                     2003              2002
                                                                                    -------          --------
Cash provided by (used for) operating activities:
   Net loss                                                                         $  (825)         $(11,882)

   Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:
      Loss from discontinued operations                                                 162            11,034
      Depreciation and amortization                                                   1,489             1,503
      Deferred income taxes                                                            (453)           (1,678)
      Other, net                                                                         52                74
      Changes in operating accounts:
         Receivables                                                                 (1,406)            3,104
         Inventories                                                                   (242)             (850)
         Prepaid expenses                                                               228               231
         Accounts payable and accrued expenses                                       (1,172)              158
         Minority interest                                                              (10)              143
                                                                                    -------          --------
      Net cash provided by (used for) continuing operations                          (2,177)            1,837
      Net cash used for discontinued operations                                        (317)           (1,377)
                                                                                    -------          --------
      Net cash provided by (used for) operating activities                           (2,494)              460
                                                                                    -------          --------
Cash provided by (used for) investing activities:
   Additions to property, plant, and equipment                                       (1,898)             (504)
   Investment in marketable securities                                                 (870)             (480)
   Investments in other assets                                                         (264)             (429)
   Interest on restricted cash                                                            -                (5)
   Proceeds from the sale or maturity of marketable securities                        2,230               500
                                                                                    -------          --------
      Net cash used for continuing operations                                          (802)             (918)
      Net cash used for discontinued operations                                           -               (43)
                                                                                    -------          --------
      Net cash used for investing activities                                           (802)             (961)
                                                                                    -------          --------
Cash provided by financing activities:
   Employee stock purchase                                                              249               441
   Exercise of employee stock options                                                   315                 -
                                                                                    -------          --------
      Net cash provided by continuing operations                                        564               441
      Net cash used for discontinued operations                                        (210)             (210)
                                                                                    -------          --------
      Net cash provided by financing activities                                         354               231
                                                                                    -------          --------
Net decrease in cash and cash equivalents                                            (2,942)             (270)
Cash and cash equivalents, beginning of period                                       31,209            28,513
                                                                                    -------          --------
Cash and cash equivalents, end of period                                            $28,267          $ 28,243
                                                                                    =======          ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and our subsidiaries ("ZYGO," "we," "our," "us," or "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the period ended September 26, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at September 26, 2003, the Consolidated Statements of Operations for the three months ended September 26, 2003 and September 27, 2002, and the Consolidated Statements of Cash Flows for the three months ended September 26, 2003 and September 27, 2002 are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2003 Annual Report on Form 10-K, including items incorporated by reference therein.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                 Three Months Ended
                                          ---------------------------------
                                          September 26,       September 27,
                                              2003                2002
                                          ----------           ----------
Basic weighted average shares             17,678,000           17,510,000
   outstanding
Dilutive effect of stock options                   -                    -
                                          ----------           ----------
Diluted weighted average shares
   outstanding                            17,678,000           17,510,000
                                          ==========           ==========

For the three months ended September 26, 2003 and September 27, 2002, we recorded net losses. Due to these net losses, stock options to acquire 248,000 and 171,000 shares of common stock for the three months ended September 26, 2003 and September 27, 2002, respectively, were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on loss per share.

Stock Compensation Plans

As of September 26, 2003, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

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

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. Under the terms of the Plan, as amended on August 19, 2003, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) is granted an option to purchase 12,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director is granted an option to purchase 6,000 shares of common stock on an annual basis. All options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009.

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of restricted stock and stock options to purchase shares of common stock up to a total of 1,500,000 shares of common stock. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the fair market value per share on the date of grant. The Plan will expire on August 27, 2012. Pursuant to the terms of the Plan, the Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders.

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

                                                               Three Months Ended
                                                       -------------------------------
                                                       September 26,     September 27,
                                                           2003               2002
                                                         -------           --------
Net loss, as reported                                      $(825)          $(11,882)
Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                              (1,165)            (1,181)
                                                         -------           --------
Pro forma net loss                                       $(1,990)          $(13,063)
                                                         =======           ========
Net loss per share
     Basic - as reported                                  $(0.05)            $(0.68)
                                                         =======           ========
     Basic - pro forma                                    $(0.11)            $(0.75)
                                                         =======           ========
     Diluted - as reported                                $(0.05)            $(0.68)
                                                         =======           ========
     Diluted - pro forma                                  $(0.11)            $(0.75)
                                                         =======           ========

Comprehensive Loss

Our total comprehensive loss was as follows:

                                                               Three Months Ended
                                                       -------------------------------
                                                       September 26,     September 27,
                                                           2003               2002
                                                         -------           --------
Net loss                                                   $(825)          $(11,882)
Unrealized gain (loss) on marketable securities,
   net of tax                                                (31)                29
Unrealized gain (loss) on swap agreement, net of
   tax                                                       193               (321)
Foreign currency translation effect                          606                633
                                                         -------           --------
Comprehensive loss                                          $(57)          $(11,541)
                                                         =======           ========

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 26, 2003 and June 30, 2003, inventories were as follows:

                                                       September 26,           June 30,
                                                           2003                  2003
                                                          -------              -------
Raw materials and manufactured parts                      $10,390              $10,103
Work in process                                             7,699                7,816
Finished goods                                                597                  525
                                                          -------              -------
                                                          $18,686              $18,444
                                                          =======              =======

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 26, 2003 and June 30, 2003, property, plant, and equipment were as follows:

                                                                                                  Estimated
                                                       September 26,           June 30,          Useful Life
                                                           2003                  2003              (Years)
                                                         -------                -------          -----------
Land                                                     $   615                $   615               -
Building and improvements                                 11,472                 11,355             15-40
Machinery, equipment, and office furniture                39,964                 39,545              3-8
Leasehold improvements                                       238                    166              1-5
Construction in progress                                   3,309                  2,222               -
                                                         -------                -------
                                                          55,598                 53,903
Accumulated depreciation                                 (28,433)               (27,255)
                                                         -------                -------
                                                         $27,165                $26,648
                                                         =======                =======

Depreciation expense for the three months ended September 26, 2003 and September 27, 2002 was $1,366 and $1,347, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis, which ranges from 4-20 years. Intangible assets, at cost, at September 26, 2003 and June 30, 2003 were as follows:

                                                       September 26,           June 30,
                                                           2003                  2003
                                                          ------                ------
Intangible assets                                         $6,583                $6,336
Accumulated amortization                                  (1,434)               (1,311)
                                                          ------                ------
                                                          $5,149                $5,025
                                                          ======                ======

Intangible amortization expense was $123 and $156 for the three months ended September 26, 2003 and September 27, 2002, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

Warranty

A limited warranty is provided on our products for periods ranging from 3 to 12 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Consolidated Balance Sheets:

                                                          Three Months Ended
                                                    ---------------------------------
                                                    September 26,       September 27,
                                                         2003                2002
                                                        ------              -----
Beginning balance                                       $1,215              $ 830
Reductions for payments made                              (519)              (209)
Changes in accruals related to warranties
     issued in the current period                          211                136
Changes in accruals related to pre-existing
     warranties                                            225                 28
                                                        ------              -----
Ending balance                                          $1,132              $ 785
                                                        ======              =====

Supplemental Cash Flow Information

Interest payments on debt were $243 and $265 for the three months ended September 26, 2003 and September 27, 2002, respectively.

There were no income tax refunds or payments for the first quarter of fiscal 2004. Income tax payments amounted to $36 for the first quarter of fiscal 2003.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees that have been issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which addresses the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If a company adopts the recognition provisions of SFAS No. 148 in a fiscal year beginning before December 16, 2003, that change in accounting principle must be reported using one of three methods: Prospective Method, Modified Prospective Method or Retroactive Restatement Method. If a company adopts the recognition provisions of SFAS No. 148 for fiscal years beginning after December 15, 2003, only the Modified Prospective Method and Retroactive Restatement Method may be used. In the absence of a single accounting method for stock-based employee compensation, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when, or how a company adopts the fair value based method of accounting. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of this SFAS.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material affect on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have a material affect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on our results of operations or financial position.

The FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations or financial position.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we recognized an after-tax loss of $9,352 (net of a tax benefit of $5,870) for the planned disposition of our TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. The remaining value of the facility of $11,899 at September 26, 2003 represents the estimated fair market value based on a third-party appraisal. The estimated fair market value is subject to future market conditions. The asset is classified under current assets as assets of discontinued unit held for sale. We are presently marketing the facility for sale and proceeds from any sale of the facility will be used to pay down a related mortgage loan and swap agreement. The mortgage loan and swap agreement have been classified as current liabilities based on our intention to pay down the debts with the sale proceeds. As of September 26, 2003, the mortgage balance was $11,164 and the swap agreement liability was $1,185. If we are able to sell the facility for its estimated value, an additional $450 of cash on hand would be used to pay down these related debts. Factors which could influence the actual amount of cash used to pay these related debts include a selling price which differs from the current estimated value, the timing of the sale of the facility, and changes in the value of the swap agreement, which is based on financial market conditions.

In May 2001 we entered into a mortgage on the facility located in Westborough, Massachusetts. The mortgage amount was $12,560 at an interest rate of the one month LIBOR rate plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The mortgage agreement contains financial covenants which, among others, relate to debt service and consolidated debt ratios. In June 2002, the mortgage agreement was amended to revise the financial covenants and adjust the variable interest rate pricing grid, such that the variable interest rate can fluctuate between 1.0% and 2.5% based on the debt ratio. At September 26, 2003, the one month LIBOR rate plus variable rate was 3.6%. The mortgage is amortizing on a 15-year schedule requiring level monthly principal and interest payments and is payable in full in May 2007. We made interest only payments through February 2002. As of September 26, 2003, the current portion of long-term debt was $11,164. Principal payments for the fiscal year 2004 will be $628, the principal payments for fiscal years 2005-2006 will be $837 annually, and the principal payments for the fiscal year 2007 will be $8,862, including a balloon payment of $8,164 due in May 2007.

In conjunction with the mortgage, we entered into a $12,560 notional principal interest rate swap that effectively converted the variable rate LIBOR-based payments to a fixed rate of 6.0% for the duration of the mortgage. In addition, the variable interest rate based on a pricing grid related to a certain debt ratio will continue to be applied to the outstanding mortgage amount. The effective interest rate at September 26, 2003 and June 30, 2003 was 8.5%. In accordance with SFAS No. 133, as amended, we recorded a liability to reflect the fair value of the interest rate swap of $1,185. This amount, net of taxes of $464, is reflected with a corresponding debit to stockholders' equity of $721.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as discontinued TeraOptix operations, net of tax, for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                                           Three Months Ended
                                                                                   --------------------------------
                                                                                   September 26,      September 27,
                                                                                        2003              2002
                                                                                         -----           -------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                                        $(162)          $(1,682)
Depreciation and amortization                                                                 -               379
Deferred income taxes                                                                     (132)                 -
Receivables                                                                                   -               301
Inventories                                                                                   -              (30)
Prepaid expenses                                                                           (23)                 -
Accounts payable and accrued expenses                                                         -             (345)
                                                                                         -----           -------
Net cash used for operating activities from discontinued operations                      $(317)          $(1,377)
                                                                                         -----           -------
Cash flow from investing activities from discontinued operations:
Additions to property, plant, and equipment                                                 $ -            $ (43)
                                                                                         -----           -------
Net cash used for investing activities from discontinued operations                         $ -            $ (43)
                                                                                         -----           -------
Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                                $(210)            $(210)
                                                                                         -----           -------
Net cash used for financing activities from discontinued operations                      $(210)            $(210)
                                                                                         =====           =======

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for the fiscal year 2002 period was restated to reflect our exit from the telecommunications segment.

                                                                                           Three Months Ended
                                                                                   ----------------------------------
                                                                                   September 26,        September 27,
                                                                                        2003                2002
                                                                                   -------------        -------------
Semiconductor
          Sales                                                                       $12,251               $10,751
          Gross profit                                                                  3,174                 4,178
          Gross profit as a % of sales                                                    26%                   39%

Industrial
          Sales                                                                       $11,996                $9,658
          Gross profit                                                                  4,603                 3,188
          Gross profit as a % of sales                                                    38%                   33%

Total
          Sales                                                                       $24,247               $20,409
          Gross profit                                                                  7,777                 7,366
          Gross profit as a % of sales                                                    32%                   36%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

                                                     Three Months Ended
                                             -------------------------------------
                                             September 26,           September 27,
                                                  2003                   2002
                                                 -------                -------
Americas (primarily United States)               $ 6,302                $ 6,840
                                                 -------                -------
Far East:
     Japan                                        13,810                  9,066
     Pacific Rim                                   3,228                  1,540
                                                 -------                -------
Total Far East                                    17,038                 10,606
Europe and Other (primarily Europe)                  907                  2,963
                                                 -------                -------
Total                                            $24,247                $20,409
                                                 =======                =======

NOTE 5: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,296 (51% of net sales) for the three months ended September 26, 2003, as compared with $9,000 (44% of net sales) for the comparable prior year period. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At September 26, 2003 and June 30, 2003, there were, in the aggregate, $5,511 and $3,972, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. At September 26, 2003, the contract had a value of $29,690 and is expected to continue through June 2004, subject to meeting certain milestones during that period. During the three months ended September 26, 2003 and September 27, 2002, we recognized revenue in the semiconductor segment of $4,435 and $2,708, respectively, for this contract.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, there is no significant risk pertaining to customer acceptance, our price is fixed or determinable, and collectibility is reasonably assured.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management's estimated future usage is written down to estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for our products, and technological obsolescence. Significant management judgments must be made when providing for obsolete and excess inventory and losses on contracts. If actual market conditions are different than those projected by management, additional inventory write-downs and loss accruals may be required.

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs or revised estimated costs differ from management's prior estimates, revisions to the estimated warranty liability would be required.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value with the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates are based upon management's best estimates, using appropriate and customary assumptions and projections at the time.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

                              RESULTS OF OPERATIONS

As previously announced, we discontinued our telecommunications TeraOptix business unit during fiscal 2003. We disposed of the unit's equipment and are currently marketing for sale the facility located in Westborough, Massachusetts. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as discontinued TeraOptix operations, net of tax, for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for the fiscal 2003 period presented. All continuing operations line items presented exclude TeraOptix results.

Net sales of $24.2 million for the first quarter of fiscal 2004 increased by $3.8 million, or 19%, over the comparable prior year period sales of $20.4 million. Net sales for the first quarter of fiscal 2004 included $4.4 million from a development services agreement, as compared with $2.7 million in the comparable prior year period.

For the first quarter of fiscal 2004, net sales in the semiconductor segment were $12.2 million, or 50% of total net sales, as compared with $10.8 million, or 53%, in the prior year period and net sales in the industrial segment were $12.0 million, or 50% of total net sales, as compared with $9.6 million, or 47%, in the prior year period. The increase in net sales in the semiconductor segment was primarily due to an increase in sales in Japan, including an increase of $1.7 million from the development services agreement, partially offset by a decrease in sales in Europe. The increase in net sales in the industrial segment was primarily due to an increase in sales in the Pacific Rim and Japan, offset slightly by a decrease in sales in Europe.

Sales in the Americas, substantially all of which are in the United States, amounted to $6.3 million in the first quarter of fiscal 2004, a decrease of $0.5 million, or 7%, from the first quarter of fiscal 2003 levels of $6.8 million. Sales outside the Americas amounted to $17.9 million in the first quarter of fiscal 2004, an increase of $4.3 million, or 32%, from the first quarter of fiscal 2003 levels of $13.6 million. Sales in Japan during the first quarter of fiscal 2004 amounted to $13.8 million, an increase of $4.7 million, or 52%, from the first quarter of fiscal 2003 sales levels. This increase was primarily due to increased sales to Canon Inc. (see related party transactions), including revenues of $4.4 million generated from the development services agreement. Sales in Europe/Other, primarily Europe, amounted to $0.9 million, a decrease of $2.1 million, or 70%, from the first quarter of fiscal 2003. The decrease was primarily due to the weak economy in Europe. Sales in the Pacific Rim, excluding Japan, amounted to $3.2 million, an increase of $1.7 million, or 113%, from the first quarter of fiscal 2003 sales levels. This increase was primarily due to the delivery of several large custom orders.

Sales in U.S. dollars for the three months ended September 26, 2003 were $22.0 million, or 91%, of all net sales for the period. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. The majority of our foreign currency transactions are in euros and Japanese yen. The impact of changes in foreign currency values on our sales cannot be measured.

Gross profit for the first quarter of fiscal 2004 totaled $7.8 million, an increase of $0.4 million, or 5%, from $7.4 million in the first quarter of fiscal 2003. Gross profit as a percentage of sales for the first quarters of fiscal 2004 and 2003 were 32% and 36%, respectively. The decrease in the gross profit as a percentage of sales was primarily due to the higher revenue related to the development services agreement which carries a lower margin and quality and manufacturing problems in the factory that delayed shipments and increased our manufacturing costs in the fiscal 2004 quarter. Gross profit included $0.8 million for the first quarter of fiscal 2004 for the development services agreement with Canon, Inc. (see Related Party Transactions later in this Item
2), as compared with $0.6 million for the first quarter of fiscal 2003.

Selling, general and administrative expenses ("SG&A") in the first quarter of fiscal 2004 amounted to $5.8 million, an increase of $0.2 million, or 4%, from $5.6 million in the first quarter of fiscal 2003. The increase is primarily due to an increase in personnel and insurance costs. As a percentage of net sales, SG&A for the first quarter of fiscal 2004 and fiscal 2003 were 24% and 27%, respectively.

Research, development, and engineering expenses ("R&D") for the first quarter of fiscal 2004 totaled $3.3 million, an increase of $0.3 million, or 10%, from $3.0 million in the comparable prior year period. The increase was primarily due to costs associated with our Zygo Applied Optics group in Southern California, which commenced operations in the second half of fiscal 2003.

We recorded an operating loss of $1.4 million in the first quarter of fiscal 2004, as compared with an operating loss of $1.2 million in the first quarter of fiscal 2003. As a percentage of net sales, the operating loss in the first quarter of fiscal 2004 and fiscal 2003 was 6%.

The income tax benefit from continuing operations in the first quarter of fiscal 2004 totaled $0.4 million, or 40% of pretax losses, which compares with an income tax benefit of $0.4 million, or 38% of pretax losses, in the first quarter of fiscal 2003. The change in tax rates for the first quarter of fiscal 2004 is primarily attributable to a decrease in expected R&D credits. During the first quarter of fiscal 2004, we received notification that the federal income tax returns for the fiscal years ended June 30, 1999 through 2001 had been examined and accepted as filed. The income tax benefit from discontinued operations in the first quarter of fiscal 2004 totaled $0.1 million, or 45% of pretax losses, which compares with $1.0 million, or 38% of pretax losses, in the first quarter of fiscal 2003. The income tax benefit associated with the change in the valuation of the assets and other charges related to the discontinued TeraOptix unit in the first quarter of fiscal 2003 totaled $5.7 million, or 38% of pretax losses.

We recorded a net loss of $0.8 million for the first quarter of fiscal 2004 as compared with a net loss of $11.9 million for the first quarter of fiscal 2003. On a per share basis, the net loss was $0.05 per share for the first quarter of fiscal 2004 as compared with a net loss of $0.68 per share for the first quarter of fiscal 2003. The net loss for the first quarter of fiscal 2004 and the net loss for the first quarter of fiscal 2003 include the loss from discontinued operations of our TeraOptix unit of $0.2 million and $11.0 million, respectively. The loss from continuing operations for the first quarter of fiscal 2004 was $0.7 million, or $0.04 per share, as compared with a loss of $0.8 million, or $0.05 per share, for the first quarter of fiscal 2003.

Backlog at September 26, 2003 totaled $37.1 million, a decrease of $0.1 million, or 0.3%, from $37.2 million at June 30, 2003. Backlog at September 26, 2003 decreased $5.8 million, or 14%, from $42.9 million at September 27, 2002. Orders for the first quarter of fiscal 2004 totaled $24.1 million. Orders by segment for the first quarter of fiscal 2004 consisted of $16.6 million, or 69%, in the semiconductor segment and $7.5 million, or 31%, in the industrial segment.

                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12.3 million (51% of net sales) for the three months ended September 26, 2003, as compared with $9.0 million (44% of net sales) for the comparable prior year period. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on terms customarily given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At September 26, 2003 and June 30, 2003, there were, in the aggregate, $5.5 million and $4.0 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. At September 26, 2003, the contract had a value of $29.7 million and is expected to continue through June 2004, subject to meeting certain milestones during that period. During the three months ended September 26, 2003 and September 27, 2002, we recognized revenue of $4.4 million and $2.7 million, respectively, from this contract.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 26, 2003, working capital was $67.9 million, an increase of $1.0 million from $66.9 million at June 30, 2003. We maintained cash, cash equivalents, and marketable securities at September 26, 2003 totaling $48.5 million, a decrease of $4.4 million from June 30, 2003. The decrease was primarily due to purchases of capital equipment, an increase in accounts receivable, payments of year-end accrued employee benefits, the net loss for the quarter, and a decrease in progress payments.

We are currently marketing for sale the facility of the discontinued TeraOptix unit located in Westborough, Massachusetts. The facility is classified in current assets as assets of discontinued unit held for sale. We intend to use the proceeds from the sale of the facility to pay down the mortgage loan and swap agreement described below. The facility has been valued at an estimated fair market value based on third party appraisals. The book value of the facility is estimated at $11.9 million, which is net of estimated selling expenses. As of September 26, 2003, the mortgage balance was $11.2 million and the swap agreement liability was $1.2 million. If we are able to sell the facility for its book value, an additional $0.5 million of cash on hand would be used to pay down these related debts. Factors which could influence the actual amount of cash needed to pay these related debts include a selling price which differs from the current estimated value, the timing of the sale of the facility, and changes in the value of the swap agreement, which is based on financial market conditions.

The mortgage on the Westborough facility, which has an interest rate of the one month LIBOR rate plus an applicable margin based on a certain debt ratio (approximately 3.6% in total on September 26, 2003), is payable in full on May 14, 2007. The mortgage principal is amortizing on a 15-year level amortization schedule requiring monthly principal and interest payments. Future mortgage principal payments by fiscal years ended June 30, to be paid until the mortgage is paid with the proceeds from the sale if any of the facility, will total $0.6 million for 2004; $0.8 million for each year 2005-2006; and $0.7 million for the first 10 months of 2007, with a final payment of $8.2 million in May 2007. In conjunction with the mortgage, we entered into an interest rate swap agreement that provides for a fixed interest rate of 6% in place of the LIBOR component for the duration of the mortgage. The variable rate component based on our financial results can vary from 1.0% to 2.5% (2.5% as of September 26, 2003).

There were no borrowings outstanding under our $3.0 million bank line of credit at September 26, 2003.

Acquisitions of property, plant, and equipment were $1.9 million for the three months ended September 26, 2003.

Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred in our quantitative and qualitative market risk disclosures during the first three months of fiscal 2004.

For discussion of our exposure to market risk, refer to Item 7a. Quantitative and Qualitative Disclosures about Market Risk, presented in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2003.

Item 4. Controls and Procedures

ZYGO maintains "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to ZYGO is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

       31.1 Certification of Chief Executive Officer under Rule 13a-14(a)
       31.2 Certification of Chief Financial Officer under Rule 13a-14(a)
       32.1 Certification of Chief Executive Officer and Chief Financial Officer

(b) Current Reports on Form 8-K during the three-month period ended September 26, 2003.

       Zygo Corporation Earnings Press Release, dated August 21, 2003.

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

Date:  November 5, 2003