Form 10-Q
period 2003-12-26
ZYGO CORP
filed 2004-02-06
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

                                       or

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

     17,858,267 shares of Common Stock, $.10 Par Value, at February 2, 2004

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

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

                                                        Three Months Ended             Six Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 26,   December 27,   December 26,   December 27,
                                                       2003           2002           2003           2002
                                                   ------------   ------------   ------------   ------------
Net sales
   Products                                          $23,759         $21,852       $43,571        $ 39,553
   Development services                                3,895           4,458         8,330           7,166
                                                     -------         -------       -------        --------
                                                      27,654          26,310        51,901          46,719
                                                     -------         -------       -------        --------
Cost of goods sold
   Products                                           14,360          13,664        27,172          24,656
   Development services                                2,907           3,651         6,565           5,702
                                                     -------         -------       -------        --------
                                                      17,267          17,315        33,737          30,358
                                                     -------         -------       -------        --------
   Gross profit                                       10,387           8,995        18,164          16,361

Selling, general, and administrative expenses          5,606           5,294        11,444          10,858
Research, development, and engineering expenses        3,310           3,188         6,619           6,186
                                                     -------         -------       -------        --------
   Operating profit (loss)                             1,471             513           101            (683)
                                                     -------         -------       -------        --------

Other income (expense):
   Interest income                                       215             248           419             492
   Miscellaneous income (expense), net                    30              17            75            (167)
                                                     -------         -------       -------        --------
   Total other income                                    245             265           494             325
                                                     -------         -------       -------        --------
   Earnings (loss) from continuing operations
      before income taxes and minority interest        1,716             778           595            (358)

Income tax (expense) benefit                            (674)           (301)         (226)            131
Minority interest                                       (114)            (87)         (104)           (231)
                                                     -------         -------       -------        --------
   Earnings (loss) from continuing operations            928             390           265            (458)
                                                     -------         -------       -------        --------

Discontinued TeraOptix operations, net of tax           (719)           (462)         (881)         (2,144)
Charges on the disposal of TeraOptix, net of tax      (1,193)            234        (1,193)         (9,118)
                                                     -------         -------       -------        --------
   Loss from discontinued operations                  (1,912)           (228)       (2,074)        (11,262)
                                                     -------         -------       -------        --------
Net earnings (loss)                                  $  (984)        $   162       $(1,809)       $(11,720)
                                                     =======         =======       =======        ========

Basic - Earnings (loss) per share:
   Continuing operations                             $  0.05         $  0.02       $  0.01        $  (0.03)
                                                     =======         =======       =======        ========
   Discontinued operations                           $ (0.10)        $ (0.01)      $ (0.11)       $  (0.64)
                                                     =======         =======       =======        ========
   Net earnings (loss)                               $ (0.05)        $  0.01       $ (0.10)       $  (0.67)
                                                     =======         =======       =======        ========

Diluted - Earnings (loss) per share:
   Continuing operations                             $  0.05         $  0.02       $  0.01        $  (0.03)
                                                     =======         =======       =======        ========
   Discontinued operations                             (0.10)          (0.01)        (0.11)          (0.64)
                                                     =======         =======       =======        ========
   Net earnings (loss)                               $ (0.05)        $  0.01       $ (0.10)       $  (0.67)
                                                     =======         =======       =======        ========

Weighted average shares outstanding:
   Basic shares                                       17,785          17,511        17,732          17,510
                                                     =======         =======       =======        ========
   Diluted shares                                     18,355          17,706        18,163          17,510
                                                     =======         =======       =======        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

                                                                    December 26, 2003   June 30, 2003
                                                                    -----------------   -------------
Assets
Current assets:
      Cash and cash equivalents                                         $ 21,960          $ 31,209
      Marketable securities                                                7,682            14,929
      Receivables                                                         18,502            12,868
      Inventories                                                         21,348            18,444
      Prepaid expenses                                                     1,223             1,791
      Deferred income taxes                                                5,701             5,179
      Assets of discontinued unit held for sale                            9,595            11,899
                                                                        --------          --------
         Total current assets                                             86,011            96,319

Marketable securities                                                      6,799             6,712
Property, plant, and equipment, net                                       26,870            26,648
Deferred income taxes                                                     29,049            26,364
Intangible assets, net                                                     4,725             4,464
Other assets                                                               1,183               561
                                                                        --------          --------
Total assets                                                            $154,637          $161,068
                                                                        ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of long-term debt                                 $     --          $ 11,374
      Payables                                                            11,296             5,254
      Progress payments received from customers                            1,121             2,319
      Accrued salaries and wages                                           4,196             3,612
      Other accrued liabilities                                            3,261             5,129
      Income taxes payable                                                 1,631             1,750
                                                                        --------          --------
         Total current liabilities                                        21,505            29,438

Other long-term liabilities                                                  434               609
Minority interest                                                          1,030             1,161
                                                                        --------          --------
   Total liabilities                                                      22,969            31,208
                                                                        --------          --------

Stockholders' equity:
   Common Stock, $.10 par value per share:
      40,000,000 shares authorized;
      18,248,680 shares issued (18,042,917, at June 30, 2003);
      17,801,475 shares outstanding (17,595,712 at June 30, 2003)          1,825             1,804
   Additional paid-in capital                                            140,277           138,333
   Retained earnings (accumulated deficit)                                (4,398)           (2,589)
   Accumulated other comprehensive income (loss):
      Currency translation effects                                          (838)           (1,623)
      Net unrealized loss on swap agreement                                   --              (914)
      Net unrealized gain on marketable securities                            89               136
                                                                        --------          --------
                                                                         136,955           135,147
   Less treasury stock, at cost (447,205 common shares)                    5,287             5,287
                                                                        --------          --------
      Total stockholders' equity                                         131,668           129,860
                                                                        --------          --------
Total liabilities and stockholders' equity                              $154,637          $161,068
                                                                        ========          ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

                                                                             Six Months Ended
                                                                        ---------------------------
                                                                        December 26,   December 27,
                                                                            2003           2002
                                                                        ------------   ------------
Cash provided by (used for) operating activities:
   Net loss                                                               $ (1,809)      $(11,720)

   Adjustments to reconcile net loss to cash provided by (used for)
    operating activities:
      Loss from discontinued operations                                      2,074         11,262
      Depreciation and amortization                                          3,018          2,923
      Gain on disposal of assets                                                84            393
      Deferred income taxes                                                   (466)          (347)
      Other, net                                                                 9             38
      Changes in operating accounts:
         Receivables                                                        (5,718)         3,466
         Inventories                                                        (2,904)         1,086
         Prepaid expenses                                                      568            364
         Accounts payable and accrued expenses                               5,486          4,782
         Minority interest                                                     104            230
                                                                          --------       --------
      Net cash provided by continuing operations                               446         12,477
      Net cash used for discontinued operations                             (1,701)        (2,908)
                                                                          --------       --------
      Net cash provided by (used for) operating activities                  (1,255)         9,569
                                                                          --------       --------
Cash provided by (used for) investing activities:
   Additions to property, plant, and equipment                              (3,906)        (1,966)
   Investment in marketable securities                                      (2,729)        (3,477)
   Investments in other assets                                                (504)          (652)
   Interest and restricted cash from sale of Automation Systems Group           --            707
   Proceeds from the sale or maturity of marketable securities               9,830          1,600
                                                                          --------       --------
      Net cash provided by (used for) continuing operations                  2,691         (3,788)
      Net cash provided by discontinued operations                              --          1,036
                                                                          --------       --------
      Net cash provided by (used for) investing activities                   2,691         (2,752)
                                                                          --------       --------
Cash provided by (used for) financing activities:
   Dividend payments to minority interest                                     (235)            --
   Employee stock purchase                                                     249            441
   Exercise of employee stock options                                          675             --
                                                                          --------       --------
      Net cash provided by continuing operations                               689            441
      Net cash used for discontinued operations                            (11,374)          (419)
                                                                          --------       --------
      Net cash provided by (used for) financing activities                 (10,685)            22
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents                        (9,249)         6,839
Cash and cash equivalents, beginning of period                              31,209         28,513
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $ 21,960       $ 35,352
                                                                          ========       ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and our subsidiaries ("ZYGO," "we," "our," "us," or "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three and six month periods ended December 26, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at December 26, 2003, the Consolidated Statements of Operations for the three and six months ended December 26, 2003 and December 27, 2002, and the Consolidated Statements of Cash Flows for the six months ended December 26, 2003 and December 27, 2002 are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2003 Annual Report on Form 10-K, including items incorporated by reference therein.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                    Three Months Ended            Six Months Ended
                                              ---------------------------   ---------------------------
                                              December 26,   December 27,   December 26,   December 27,
                                                  2003           2002           2003           2002
                                              ------------   ------------   ------------   ------------
Basic weighted average shares outstanding      17,785,000     17,511,000     17,732,000     17,510,000
Dilutive effect of stock options                  570,000        195,000        431,000             --
                                               ----------     ----------     ----------     ----------
Diluted weighted average shares outstanding    18,355,000     17,706,000     18,163,000     17,510,000
                                               ==========     ==========     ==========     ==========

For the six months ended December 27, 2002 we recorded a loss from continuing operations. Due to this loss, stock options to acquire 183,000 shares of common stock for the six months ended December 27, 2002 were excluded from the computation of diluted earnings (loss) per share because of the anti-dilutive effect on loss per share.

Stock Compensation Plans

As of December 26, 2003, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

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

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

                                        Three Months Ended            Six Months Ended
                                   ---------------------------   ---------------------------
                                   December 26,   December 27,   December 26,   December 27,
                                       2003           2002           2003           2002
                                   ------------   ------------   ------------   ------------
Net income (loss), as reported       $  (984)        $   162       $(1,809)      $(11,720)
   Deduct: Total stock-based
   employee compensation
   expense determined under fair
   value based method for all
   awards, net of related tax
   effects                            (1,661)         (1,587)       (2,826)        (2,768)
                                     -------         -------       -------       --------
Pro forma net loss                   $(2,645)        $(1,425)      $(4,635)      $(14,488)
                                     =======         =======       =======       ========

   Net income (loss) per share

   Basic -- as reported              $ (0.05)        $  0.01       $ (0.10)      $  (0.67)
                                     =======         =======       =======       ========
   Basic -- pro forma                $ (0.15)        $ (0.08)      $ (0.26)      $  (0.83)
                                     =======         =======       =======       ========
   Diluted -- as reported            $ (0.05)        $  0.01       $ (0.10)      $  (0.67)
                                     =======         =======       =======       ========
   Diluted -- pro forma              $ (0.14)        $ (0.08)      $ (0.26)      $  (0.83)
                                     =======         =======       =======       ========

Comprehensive Income (Loss)
Our total comprehensive income (loss) was as follows:

                                                                      Three Months Ended            Six Months Ended
                                                                 ---------------------------   ---------------------------
                                                                 December 26,   December 27,   December 26,   December 27,
                                                                      2003          2002           2003           2002
                                                                 ------------   ------------   ------------   ------------
Net loss                                                            ($984)          $ 162        ($1,809)       ($11,720)

   Unrealized gain (loss) on marketable securities, net of tax        (16)              7            (47)             36
   Unrealized gain (loss) on swap agreement, net of tax               144             (25)           337            (346)
   Reclassification adjustment for loss on swap agreement
      included in net loss, net of tax                                577              --            577              --
   Foreign currency translation effect                                179            (105)           785             528
                                                                    -----           -----        -------        --------
Comprehensive income (loss)                                         ($100)          $  39        ($  157)       ($11,502)
                                                                    =====           =====        =======        ========

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 26, 2003 and June 30, 2003, inventories were as follows:

                                       December 26,   June 30,
                                           2003         2003
                                       ------------   --------
Raw materials and manufactured parts     $11,633       $10,103
Work in process                            9,114         7,816
Finished goods                               601           525
                                         -------       -------
                                         $21,348       $18,444
                                         =======       =======

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 26, 2003 and June 30, 2003, property, plant, and equipment were as follows:

                                                                         Estimated
                                             December 26,   June 30,    Useful Life
                                                2003          2003        (Years)
                                             ------------   ---------   ----------
Land                                           $    615      $    615      --
Building and improvements                        11,408        11,355     15-40
Machinery, equipment, and office furniture       38,658        39,545      3-8
Leasehold improvements                              314           166      1-5
Construction in progress                          4,537         2,222      --
                                               --------      --------
                                                 55,532        53,903
Accumulated depreciation                        (28,662)      (27,255)
                                               --------      --------
                                               $ 26,870      $ 26,648
                                               ========      ========

Depreciation expense for the three months ended December 26, 2003 and December 27, 2002 was $1,420 and $1,408, respectively. Depreciation expense for the six months ended December 26, 2003 and December 27, 2002 was $2,786 and $2,755, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis, which ranges from 4-20 years. Intangible assets, at cost, at December 26, 2003 and June 30, 2003 were as follows:

                           December 26,   June 30,
                               2003         2003
                           ------------   --------
Intangible assets            $ 6,249      $ 5,775
Accumulated amortization      (1,524)      (1,311)
                             -------      -------
                             $ 4,725      $ 4,464
                             =======      =======

Intangible amortization expense was $111 and $98 for the three months ended December 26, 2003 and December 27, 2002, respectively. Intangible amortization expense was $213 and $295 for the first half of fiscal 2004 and fiscal 2003, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Consolidated Balance Sheets:

                                                    Six Months Ended
                                              ---------------------------
                                              December 26,   December 27,
                                                  2003           2002
                                              ------------   ------------
Beginning balance                               $ 1,215        $  830
Reductions for payments made                     (1,188)         (488)
Changes in accruals related to warranties
   issued in the current period                   1,057           935
Changes in accruals related to pre-existing
   warranties                                        87           169
                                                -------        ------
Ending balance                                  $ 1,171        $1,446
                                                =======        ======

Supplemental Cash Flow Information

Interest payments on debt were $500 and $500 for the six months ended December 26, 2003 and December 27, 2002, respectively. We also paid $1,109 in the second quarter of fiscal 2004 in connection with the settlement of the interest rate swap agreement.

Income tax payments amounted to $45 and $72 for the six months ended December 26, 2003 and December 27, 2002, respectively.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. Management believes the adoption of FIN 46 will not have a material affect on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have a material affect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Generally, the statement is effective for financial instruments entered into or modified after November 5, 2003 and is otherwise effective for the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on our results of operations or financial position.

The FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which expands financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. The adoption of SFAS No. 132 (revised) did not have a material affect on our results of operations or financial position.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we recognized an after-tax loss of $9,352, net of a tax benefit of $5,870, for the planned disposition of our TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and Westborough facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. During the remainder of fiscal 2003, adjustments made to the estimated charges resulted in an overall fiscal 2003 after-tax loss of $9,652, net of a tax benefit of $5,101. In December 2003, we took an additional impairment charge on the vacant facility of $1,193, net of tax benefit of $1,111, reflecting the continued deterioration of the local real estate market for this type of facility. This charge is classified as charges on the disposal of TeraOptix, net of tax. The current estimated fair market value of the facility is $9,595, net of selling expenses, based on a third-party appraisal. We are presently marketing the facility and the asset is classified under current assets as "assets of discontinued unit held for sale". In December 2003, we paid off the remaining mortgage debt of $10,955 on the facility. The mortgage debt had carried interest at 7.5% per annum, and required monthly principal payments of $70, plus interest, until April 2007 and a balloon payment of $8,200 in May 2007. In connection with the debt repayment, the Company also paid the balance of a related interest rate swap agreement of $1,109. This payment resulted in an additional charge to discontinued TeraOptix operations, net of tax, of $577 in the quarter. Prior to the payment, in accordance with SFAS No. 133, as amended, the swap liability was recorded with a corresponding debit, net of tax, to stockholder's equity. The aggregate payment of $12,064 on the mortgage debt and swap agreement was funded from the Company's available cash and marketable securities.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as "discontinued TeraOptix operations, net of tax", for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                               Six Months Ended
                                                                         ---------------------------
                                                                         December 26,   December 27,
                                                                             2003           2002
                                                                         ------------   ------------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                          $   (881)      $(2,144)
Depreciation and amortization                                                    --           379
Deferred income taxes                                                          (820)       (1,120)
Receivables                                                                      --           611
Inventories                                                                      --           164
Accounts payable and accrued expenses                                            --          (798)
                                                                           --------       -------
Net cash used for operating activities from discontinued operations          (1,701)       (2,908)
                                                                           --------       -------
Cash flow from investing activities from discontinued operations:
Proceeds from sale of assets                                                     --         1,036
                                                                           --------       -------
Net cash provided by investing activities from discontinued operations           --         1,036
                                                                           --------       -------
Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                   (11,374)         (419)
                                                                           --------       -------
Net cash used for financing activities from discontinued operations         (11,374)         (419)
                                                                           --------       -------
Net cash used by discontinued operations                                   $(13,075)      $(2,291)
                                                                           ========       =======

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for the six months in fiscal year 2003 was restated to reflect our exit from the telecommunications segment.

                                       Three Months Ended            Six Months Ended
                                  ---------------------------   ---------------------------
                                  December 26,   December 27,   December 26,   December 27,
                                      2003           2002           2003           2002
                                  ------------   ------------   ------------   ------------
Semiconductor
   Sales                            $16,123        $15,589        $28,374        $26,339
   Gross profit                       5,925          5,988          9,099         10,166
   Gross profit as a % of sales          37%            38%            32%            39%

Industrial
   Sales                            $11,531        $10,721        $23,527        $20,380
   Gross profit                       4,462          3,007          9,065          6,195
   Gross profit as a % of sales          39%            28%            39%            30%

Total
   Sales                            $27,654        $26,310        $51,901        $46,719
   Gross profit                      10,387          8,995         18,164         16,361
   Gross profit as a % of sales          38%            34%            35%            35%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

                                           Three Months Ended             Six Months Ended
                                      ---------------------------   ---------------------------
                                      December 26,   December 27,   December 26,   December 27,
                                          2003           2002           2003           2002
                                      ------------   ------------   ------------   ------------
Americas (primarily United States)       $ 8,267        $ 7,416        $14,569        $14,255
Far East:
     Japan                                13,584         14,407         27,394         23,473
     Pacific Rim                           3,639          2,572          6,867          4,113
                                         -------        -------        -------        -------
Total Far East                           $17,223        $16,979        $34,261        $27,586
Europe and Other (primarily Europe)        2,164          1,915          3,071          4,878
                                         -------        -------        -------        -------
Total                                    $27,654        $26,310        $51,901        $46,719
                                         =======        =======        =======        =======

NOTE 5: RELATED PARTY TRANSACTIONS

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,539 (45% of net sales) and $24,835 (48% of net sales) for the three months and six months ended December 26, 2003, as compared with $15,290 (58% of net sales) and $24,290 (52% of net sales) for the comparable prior year periods. These sales include revenues generated from the development contract referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development contract are recorded on a cost-plus basis. At December 26, 2003 and June 30, 2003, there were, in the aggregate, $5,461 and $3,972, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. The contract had a total value of $29,690, which was fully billed to Canon by the end of the second quarter of fiscal 2004. We are continuing the development work with approval from Canon, which will result in the total contract value exceeding $30,000. During the three months and six months ended December 26, 2003, we recognized revenue in the semiconductor segment of $3,895 and $8,330, respectively, from this contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Introduction

In September 2002, we entered into a development services agreement with Canon Inc. We have generated a total of approximately $30 million in revenues from this agreement, including $3.9 million and $8.3 million in the second quarter and first half of fiscal 2004, respectively. The agreement will be substantially complete by June 2004. At the request of Canon, we are currently negotiating the terms of a follow-on contract. Significant revenues can be expected from any such follow-on contract; while our period over period comparable sales will be significantly adversely affected if we do not continue to provide these development services.

We are encouraged by orders achieved in both the semiconductor and industrial segments for the second quarter of fiscal 2004. Bookings in the semiconductor segment were $20.1 million, up 21% over the first quarter of fiscal 2004, while bookings for the industrial segment were $16.3 million, up 117% over the first quarter of fiscal 2004. In addition, the industry forecasts show increasing strength in calendar 2004 for capital spending in the semiconductor market, which has traditionally been a positive indicator for our business. While we expect continuing orders in the industrial segment from the defense and aerospace markets, we do not expect orders of the same magnitude in the next quarter in this segment.

During the second quarter of fiscal 2004, we also expended approximately $12.1 million to pay off the remaining mortgage on the Westborough facility and the balance of a related interest rate swap agreement. These payments were funded from our available cash and marketable securities. At December 26, 2003, we had cash, cash equivalents and marketable securities totaling $36.4 million.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as discontinued TeraOptix operations, net of tax, for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results.

Continuing Operations

We recorded earnings from continuing operations for the second quarter of fiscal 2004 of $0.9 million, or $0.05 per share, as compared with $0.4 million, or $0.02 per share, for the second quarter of fiscal 2003; earnings from continuing operations for the six months of fiscal 2004 were $0.3 million, or $0.01 per share, as compared with a loss of $0.5 million, or $0.03 per share, for the six months of fiscal 2003.

Net sales of $27.7 million for the second quarter of fiscal 2004 increased by $1.4 million, or 5%, over the comparable prior year period sales of $26.3 million. Sales to Canon, a related party, represented 45% of our second quarter sales of fiscal 2004, as compared with 58% in the comparable prior year period. Prior year sales to Canon included more metrology systems than were shipped in the current year. This decrease was partially offset by a slight increase in semiconductor product sales to Canon. Net sales for the second quarter of fiscal 2004 included $3.9 million from a development services agreement with Canon, Inc., as compared with $4.5 million in the comparable prior year period. Net sales of $51.9 million for the first six months of fiscal 2004 increased by $5.2 million, or 11%, over the comparable prior year period sales of $46.7 million. Sales to Canon in each of the six month periods were approximately the same, representing 48% of our six month sales in fiscal 2004, as compared with 52% in the comparable prior year.

For the second quarter of fiscal 2004, net sales in the semiconductor segment were $16.1 million, or 58% of total net sales, as compared with $15.6 million, or 59% of total net sales, in the prior year period; and net sales in the industrial segment were $11.6 million, or 42% of total net sales, as compared with $10.7 million, or 41% of total net sales, in the prior year period. For the first six months of fiscal 2004, net sales in the semiconductor segment were $28.4 million, or 55% of total net sales, as compared with $26.3 million, or 56% of total net sales; in the prior year period and net sales in the industrial segment were $23.5 million, or 45% of total net sales, as compared with $20.4 million, or 44% of total net sales, in the prior year period. The increase in the six month sales is primarily due to an increase in industrial sales across all regions and an increase in semiconductor sales in the Pacific Rim.

Sales in the Americas, substantially all of which are in the United States, amounted to $8.3 million in the second quarter of fiscal 2004, an increase of $0.9 million, or 12%, from the second quarter of fiscal 2003 levels of $7.4 million. Sales outside the Americas amounted to $19.4 million in the second quarter of fiscal 2004, an increase of $0.5 million, or 3%, from the second quarter of fiscal 2003 levels of $18.9 million. Sales in Japan during the second quarter of fiscal 2004 amounted to $13.6 million, a decrease of $0.8 million, or 6%, from the second quarter of fiscal 2003 sales levels. This decrease in sales was offset by an increase in sales to Europe and the Pacific Rim. Europe/Other, primarily Europe, amounted to $2.2 million, an increase of $0.3 million, or 13%, from the second quarter of fiscal 2003. Sales in the Pacific Rim, excluding Japan, amounted to $3.6 million, an increase of $1.0 million, or 38%, from the second quarter of fiscal 2003 sales levels. This increase was primarily due to the delivery of more large metrology systems, including flat panel systems, in the six months of fiscal 2004 than in the comparable prior year period.

Sales in the Americas amounted to $14.6 million in the first half of fiscal 2004, an increase of $0.3 million, or 2%, from the first half of fiscal 2003 of $14.3 million. Sales outside the Americas amounted to $37.3 million in the first half of fiscal 2004, an increase of $4.9 million, or 15%, from the first half of fiscal 2003 levels of $32.4 million. Sales in Japan during the first half of fiscal 2004 amounted to $27.4 million, an increase of $3.9 million, or 17%, from the first half of fiscal 2003 sales levels. Europe/Other, primarily Europe, amounted to $3.1 million, a decrease of $1.8 million, or 37%, from the first half of fiscal 2003. Sales in Europe continue to be impacted negatively by the weak economy. Sales in the Pacific Rim, excluding Japan, during the first half of fiscal 2004 amounted to $6.8 million, an increase of $2.8 million, or 68%, from the first half of fiscal 2003 sales levels.

Sales in U.S. dollars for the three months ended December 26, 2003 were $24.4 million, or 88%, of all net sales for the period. For the first half of fiscal 2004, sales in U.S dollars were $46.3 million, or 89%. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. The majority of our foreign currency transactions are in euros and Japanese yen. The impact of changes in foreign currency values on our sales cannot be measured.

Gross profit for the second quarter of fiscal 2004 totaled $10.4 million, an increase of $1.4 million, or 16%, from $9.0 million in the second quarter of fiscal 2003. Gross profit as a percentage of sales for the second quarters of fiscal 2004 and 2003 were 38% and 34%, respectively. The increase in gross profit as a percentage of sales was primarily due to an increase in industrial segment sales in regions that generally carry a higher gross profit percentage. Gross profit included $1.0 million for the second quarter of fiscal 2004 for the development services agreement with Canon, Inc., as compared with $0.8 million for the second quarter of fiscal 2003. Gross profit for the first half of fiscal 2004 totaled $18.2 million, an increase of $1.8 million, or 11%, from $16.4 million in the first half of fiscal 2003. Gross profit as a percentage of sales for the first halves of fiscal 2004 and 2003 was 35%. Several manufacturing issues which contributed to low 2004 first quarter margins were resolved in the second quarter. We are continuing to address manufacturing issues in order to improve our gross margins.

Selling, general and administrative expenses ("SG&A") in the second quarter of fiscal 2004 amounted to $5.6 million, an increase of $0.3 million, or 6%, from $5.3 million in the second quarter of fiscal 2003. As a percentage of net sales, SG&A for the second quarter of fiscal 2004 and fiscal 2003 was 20%. For the first half of fiscal 2004, SG&A was $11.4 million, an increase of $0.5 million, or 5%, from $10.9 million in the first half of fiscal 2003. As a percentage of net sales, SG&A for the first half of fiscal 2004 and fiscal 2003 was 22% and 23%, respectively. The increase in SG&A for the second quarter and first half of fiscal 2004 is primarily due to an increase in personnel and insurance costs.

Research, development, and engineering expenses ("R&D") for the second quarter of fiscal 2004 totaled $3.3 million, an increase of $0.1 million, or 3%, from $3.2 million in the second quarter of fiscal 2003. For the first six months of fiscal 2004, R&D expenses totaled $6.6 million, an increase of $0.4 million, or 6%, from $6.2 million in the first half of fiscal 2003. The increase was primarily due to costs associated with our Zygo Applied Optics group in Southern California, which commenced operations in the second half of fiscal 2003.

The income tax expense from continuing operations in the second quarter of fiscal 2004 totaled $0.7 million, or 39% of pretax earnings, which compares with an income tax expense of $0.3 million, or 39% of pretax earnings, in the second quarter of fiscal 2003. The income tax expense from continuing operations in the first half of fiscal 2004 totaled $0.2 million, or 38% of pretax earnings, which compares with an income tax benefit of $0.1 million, or 37% of pretax losses, in the first half of fiscal 2003. Our overall effective tax rate, including discontinued operations, was 50% for the first six months of fiscal 2004 as compared with 37% for the first six months of fiscal 2003. The increase in the overall effective tax rate is due to a shift in the mix of pretax income between domestic and foreign operations and a reduction in anticipated R&D credits. During the first quarter of fiscal 2004, we received notification that the federal income tax returns for the fiscal years ended June 30, 1999 through 2001 had been examined and accepted as filed.

Backlog at December 26, 2003 totaled $45.8 million, an increase of $8.6 million, or 23%, from $37.2 million at June 30, 2003. Backlog at December 26, 2003 increased $8.7 million, or 23%, from $37.1 million at September 26, 2003. Orders by segment for the second quarter of fiscal 2004 consisted of $20.1 million, or 55%, in the semiconductor segment and $16.3 million, or 45%, in the industrial segment. Orders in the semiconductor segment increased by 23% over the prior year quarter and orders in the industrial segment increased 19% over the prior year quarter. The increase in the semiconductor segment is due to an increase in orders from Japan. The increase in the industrial segment is partially due to several large orders in the defense and aerospace markets for optics and optomechanical assemblies. We do not expect orders of the same magnitude in the next quarter.

Discontinued Operations

In September 2002, we made a decision to discontinue our TeraOptix telecommunications business unit. The discontinuation of this business unit has had a significant impact on our financial position and results of operations. For the quarter and six months ended December 26, 2003, we recorded charges for discontinued operations, net of tax, of $1.9 million and $2.1 million, respectively ($0.10 and $0.11, respectively, per share). These charges during the second quarter of fiscal 2004 primarily related to two items: (1) the write-down of the market value of our vacant Westborough, Massachusetts facility because of the continued deterioration in the local real estate market for clean room space and (2) the cost of exiting an interest rate swap agreement in conjunction with our paying off the remaining $11.0 million mortgage debt in December 2003 on the Westborough facility. We anticipate future expenses to maintain the facility to approximate $75,000 per quarter until the facility is sold. In addition, we may incur a further impairment charge on the value of the facility in the event we are unable to dispose of it at current carrying values. The facility is presently being marketed for sale.

                           RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers (refer to note 5 for additional information). The original contract was for $29.7 million, which was fully billed to Canon by the end of the second quarter of fiscal 2004. Our net sales for the second quarter and first half of fiscal

2004 included $3.9 million and $8.3 million, respectively, from this contract. We are continuing the development work with approval from Canon, which will result in the total contract value exceeding $30 million. The development work will be substantially complete by June 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 26, 2003, working capital was $64.5 million, a decrease of $2.4 million from $66.9 million at June 30, 2003. We maintained cash, cash equivalents, and marketable securities at December 26, 2003 totaling $36.4 million, a decrease of $16.4 million from June 30, 2003. The decrease was due to the pay off of the mortgage debt of $11.0 million and the swap agreement of $1.1 million, with the balance of $4.3 million comprised of purchases of capital equipment, an increase in accounts receivable, payments of year-end accrued employee benefits, and a decrease in progress payments. Inventories also increased in the period and this increase was partially offset by an increase in accounts payable. The aggregate payment of $12.1 million for the mortgage debt and swap agreement was funded from the Company's available cash and marketable securities. The mortgage debt had required monthly principal payments of $70,000, plus interest, until April 2007, and a principal balloon payment of $8.2 million in May 2007.

We are currently marketing for sale the facility of the discontinued TeraOptix unit located in Westborough, Massachusetts. The net proceeds from the sale of the facility would be an addition to our cash balances.

Our cash provided by operations increased $0.4 million for the first six months in fiscal 2004. This was a decrease of $12.1 million from the $12.5 million in cash provided by operations for the first six months in fiscal 2003. For the first six months of fiscal 2003, the increase was due primarily to progress payments received from customers, a reduction in accounts receivable resulting from increased collection efforts, and a reduction in inventory. In addition, for the first six months of fiscal 2004, our accounts receivable increased $5.7 million primarily due to large quarter end shipments for which payment was not yet due and customers holding back payments until after the end of the calendar year. We also increased our inventory to meet shipment dates in the next six months.

There were no borrowings outstanding under our $3.0 million bank line of credit at December 26, 2003. The line of credit was extended to November 2004.

Acquisitions of property, plant, and equipment were $2.0 million and $3.9 million for the three and six month periods ended December 26, 2003, respectively. In addition to normal recurring acquisitions, we expect to build an addition to our existing facility at an anticipated cost of $2.5-$3.0 million over the next nine months to be funded from existing cash reserves. The additional space is expected to be used primarily for manufacturing.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, there is no significant risk pertaining to customer acceptance, our price is fixed or determinable, and collectibility is reasonably assured.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The payment of the mortgage debt and related interest rate swap agreement eliminated interest rate risks associated with the debt. Other than this reduction in risk, there were no other material changes that have occurred in our quantitative and qualitative market risk disclosures during the first half of fiscal 2004.

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

                           PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 13, 2003. The following matter was submitted to a vote of the Company's stockholders:

     Proposal No. 1 - Election of Board of Directors

          The following individuals, all whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

-------------------------------------------
                         For       Against
-------------------------------------------
Eugene G. Banucci    16,292,776     167,419
-------------------------------------------
Paul F. Forman       13,834,926   2,625,269
-------------------------------------------
Samuel H. Fuller     16,291,776     168,419
-------------------------------------------
Seymour E. Liebman   13,485,387   2,974,808
-------------------------------------------
Robert G. McKelvey   14,200,278   2,259,917
-------------------------------------------
J. Bruce Robinson    16,288,290     171,905
-------------------------------------------
Robert B. Taylor     16,292,730     167,465
-------------------------------------------
Bruce W. Worster     16,289,439     170,756
-------------------------------------------
Carl A. Zanoni       16,277,322     182,873
-------------------------------------------

     There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

         10.1 Master Reaffirmation and Amendment No. 4 to Loan Documents dated December 18, 2003, between Fleet National Bank and the Company
         31.1   Certification of Chief Executive Officer under Rule 13a-14(a)
         31.2   Certification of Chief Financial Officer under Rule 13a-14(a)
         32.1   Certification of Chief Executive Officer and Chief Financial
                Officer

(b)  Current Reports on Form 8-K during the fiscal quarter ended December 26,
     2003.

     Zygo Corporation Earnings Press Release, dated October 30, 2003.

     On December 23, 2003 we filed a Current Report of Form 8-K announcing the pay-off of the mortgage debt on our Westborough facility and related interest rate swap agreement, and an expected charge to earnings related to the discontinued telecommunications business.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Zygo Corporation
                                                    ----------------------------
                                                               (Registrant)


                                                    /s/ J. BRUCE ROBINSON
                                                    ---------------------------
                                                    J. Bruce Robinson
                                                    President, Chairman, and
                                                    Chief Executive Officer


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

Date:  February 6, 2004