Form 10-Q
period 2004-03-26
ZYGO CORP
filed 2004-04-30
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File Number 0-12944

                                ZYGO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           06-0864500
     -------------------------------    -----------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

     Laurel Brook Road, Middlefield, Connecticut                 06455
     -------------------------------------------               ----------
       (Address of principal executive offices)                (Zip Code)

                                 (860) 347-8506
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] YES [_] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  [X] YES [_] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      17,865,591 shares of Common Stock, $.10 Par Value, at April 28, 2004

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

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

                                                     Three Months Ended      Nine Months Ended
                                                   ---------------------   ---------------------
                                                   March 26,   March 28,   March 26,   March 28,
                                                      2004       2003        2004         2003
                                                   ---------   ---------   ---------   ---------
Net sales
      Products                                      $23,425     $22,450     $66,996    $ 62,003
      Development services                            5,008       6,560      13,338      13,726
                                                    -------     -------     -------    --------
                                                     28,433      29,010      80,334      75,729
                                                    -------     -------     -------    --------
Cost of goods sold
      Products                                       14,878      14,250      42,050      38,906
      Development services                            4,153       5,258      10,718      10,960
                                                    -------     -------     -------    --------
                                                     19,031      19,508      52,768      49,866
                                                    -------     -------     -------    --------
      Gross profit                                    9,402       9,502      27,566      25,863

Selling, general, and administrative expenses         5,358       5,716      16,802      16,574
Research, development, and engineering expenses       2,725       2,510       9,344       8,696
                                                    -------     -------     -------    --------
      Operating profit                                1,319       1,276       1,420         593
                                                    -------     -------     -------    --------
Other income (expense):
      Interest income                                   219         220         638         712
      Miscellaneous income (expense), net               138        (108)        213        (275)
                                                    -------     -------     -------    --------
      Total other income                                357         112         851         437
                                                    -------     -------     -------    --------
      Earnings from continuing operations before
         income taxes and minority interest           1,676       1,388       2,271       1,030

Income tax expense                                     (637)       (515)       (863)       (384)
Minority interest                                       (71)        (93)       (175)       (324)
                                                    -------     -------     -------    --------
      Earnings from continuing operations               968         780       1,233         322
                                                    -------     -------     -------    --------
Discontinued TeraOptix operations, net of tax          (340)       (338)     (1,221)     (2,482)
Charges and adjustments on the disposal of
   TeraOptix, net of tax                               (327)         39      (1,520)     (9,079)
                                                    -------     -------     -------    --------
      Loss from discontinued operations                (667)       (299)     (2,741)    (11,561)
                                                    -------     -------     -------    --------
Net earnings (loss)                                 $   301     $   481     $(1,508)   $(11,239)
                                                    =======     =======     =======    ========
Basic - Earnings (loss) per share:
      Continuing operations                         $  0.05     $  0.04     $  0.07    $   0.02
      Discontinued operations                       $ (0.03)    $ (0.01)    $ (0.15)   $  (0.66)
                                                    -------     -------     -------    --------
      Net earnings (loss)                           $  0.02     $  0.03     $ (0.08)   $  (0.64)
                                                    =======     =======     =======    ========
Diluted - Earnings (loss) per share:
      Continuing operations                         $  0.05     $  0.04     $  0.07    $   0.02
      Discontinued operations                       $ (0.03)    $ (0.01)    $ (0.15)   $  (0.65)
                                                    -------     -------     -------    --------
      Net earnings (loss)                           $  0.02     $  0.03     $ (0.08)   $  (0.63)
                                                    =======     =======     =======    ========
Weighted average shares outstanding:
      Basic shares                                   17,858      17,560      17,775      17,527
                                                    =======     =======     =======    ========
      Diluted shares                                 18,422      17,738      18,248      17,708
                                                    =======     =======     =======    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)
                                                     March 26, 2004   June 30, 2003
                                                     --------------   -------------
Assets
Current assets:
      Cash and cash equivalents                         $ 18,830         $ 31,209
      Marketable securities                                7,931           14,929
      Receivables                                         19,808           12,868
      Inventories                                         21,128           18,444
      Prepaid expenses                                     1,234            1,791
      Deferred income taxes                                5,529            5,179
      Assets of discontinued unit held for sale            9,595           11,899
                                                        --------         --------
         Total current assets                             84,055           96,319

Marketable securities                                      7,344            6,712
Property, plant, and equipment, net                       27,265           26,648
Deferred income taxes                                     27,568           26,364
Intangible assets, net                                     4,821            4,464
Other assets                                               1,138              561
                                                        --------         --------
Total assets                                            $152,191         $161,068
                                                        ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of long-term debt                 $      -         $ 11,374
      Payables                                             8,943            5,254
      Progress payments received from customers              603            2,319
      Accrued salaries and wages                           3,522            3,612
      Other accrued liabilities                            3,679            5,129
      Income taxes payable                                 1,593            1,750
                                                        --------         --------
         Total current liabilities                        18,340           29,438

Other long-term liabilities                                  328              609
Minority interest                                          1,101            1,161
                                                        --------         --------
   Total liabilities                                      19,769           31,208
                                                        --------         --------
Stockholders' equity:
   Common Stock, $.10 par value per share:
      40,000,000 shares authorized;
      18,312,371 shares issued (18,042,917 at
         June 30, 2003);
      17,865,166 shares outstanding (17,595,712 at
         June 30, 2003)                                    1,831            1,804
   Additional paid-in capital                            140,952          138,333
   Retained earnings (accumulated deficit)                (4,097)          (2,589)
   Accumulated other comprehensive income (loss):
      Currency translation effects                        (1,050)          (1,623)
      Net unrealized loss on swap agreement                    -             (914)
      Net unrealized gain on marketable securities            73              136
                                                        --------         --------
                                                         137,709          135,147
   Less treasury stock, at cost (447,205 shares)           5,287            5,287
                                                        --------         --------
      Total stockholders' equity                         132,422          129,860
                                                        --------         --------
Total liabilities and stockholders' equity              $152,191         $161,068
                                                        ========         ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)
                                                                   Nine Months Ended
                                                                 ---------------------
                                                                 March 26,   March 28,
                                                                    2004       2003
                                                                 ---------   ---------
Cash provided by (used for) operating activities:
   Net loss                                                       $ (1,508)   $(11,239)

   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Loss from discontinued operations                              2,741      11,561
      Depreciation and amortization                                  4,271       4,277
      Gain on disposal of assets                                       173         740
      Deferred income taxes                                            629         234
      Other, net                                                       347          57
      Changes in operating accounts:
         Receivables                                                (7,086)        230
         Inventories                                                (2,684)      3,559
         Prepaid expenses                                              559         567
         Accounts payable and accrued expenses                       2,003       3,794
         Minority interest                                             175         324
                                                                  --------    --------
      Net cash provided by (used for) continuing operations           (380)     14,104
      Net cash used for discontinued operations                     (1,852)     (4,522)
                                                                  --------    --------
      Net cash provided by (used for) operating activities          (2,232)      9,582
                                                                  --------    --------
Cash provided by (used for) investing activities:
   Additions to property, plant, and equipment                      (5,521)     (3,446)
   Investment in marketable securities                              (4,941)     (5,019)
   Investments in other assets                                        (743)       (893)
   Interest and restricted cash from sale of Automation
      Systems Group                                                      -       1,225
   Proceeds from the sale or maturity of marketable securities      11,226       2,696
                                                                  --------    --------
      Net cash provided by (used for) continuing operations             21      (5,437)
      Net cash provided by discontinued operations                       -       2,822
                                                                  --------    --------
      Net cash provided by (used for) investing activities              21      (2,615)
                                                                  --------    --------
Cash provided by (used for) financing activities:
   Dividend payments to minority interest                             (235)       (268)
   Employee stock purchase                                             578         731
   Exercise of employee stock options                                  863           6
                                                                  --------    --------
      Net cash provided by continuing operations                     1,206         469
      Net cash used for discontinued operations                    (11,374)       (628)
                                                                  --------    --------
      Net cash used for financing activities                       (10,168)       (159)
                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents               (12,379)      6,808
Cash and cash equivalents, beginning of period                      31,209      28,513
                                                                  --------    --------
Cash and cash equivalents, end of period                          $ 18,830    $ 35,321
                                                                  ========    ========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services for the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and our subsidiaries ("ZYGO," "we," "our," "us," or "Company"). All material intercompany transactions and accounts have been eliminated from the consolidated financial statements. The results of operations for the three and nine month periods ended March 26, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at March 26, 2004, the Consolidated Statements of Operations for the three and nine months ended March 26, 2004 and March 28, 2003, and the Consolidated Statements of Cash Flows for the nine months ended March 26, 2004 and March 28, 2003 are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2003 Annual Report on Form 10-K, including items incorporated by reference therein.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                      Three Months Ended        Nine Months Ended
                                   -----------------------   -----------------------
                                    March 26,    March 28,    March 26,    March 28,
                                      2004         2003         2004         2003
                                   ----------   ----------   ----------   ----------
Basic weighted average shares
   outstanding                     17,858,346   17,559,978   17,774,599   17,526,965
Dilutive effect of stock options      563,322      178,053      473,561      181,365
                                   ----------   ----------   ----------   ----------
Diluted weighted average
   shares outstanding              18,421,668   17,738,031   18,248,160   17,708,330
                                   ==========   ==========   ==========   ==========

Stock Compensation Plans

As of March 26, 2004, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Plan, as amended on August 19, 2003, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) is granted an option to purchase 12,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director is granted an option to purchase 6,000 shares of common stock on an annual basis. All options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009.

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of restricted stock and stock options to purchase shares of common stock up to a total of 1,500,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. The Plan will expire on August 27, 2012. Pursuant to the terms of the Plan, the Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders.

The Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan permitted the granting of non-qualified options to purchase a total of 4,850,000 shares (adjusted for splits) of common stock at prices not less than the market value of the stock on the date of grant. Options generally became exercisable at the rate of 25% of the shares each year commencing one year after the date of grant. The Plan, as amended, expired on September 3, 2002.

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

                                         Three Months Ended       Nine Months Ended
                                        ---------------------   ---------------------
                                        March 26,   March 28,   March 26,   March 28,
                                           2004        2003        2004        2003
                                        ---------   ---------   ---------   ---------
Net income (loss), as reported           $   301     $   481     $(1,508)   $(11,239)
   Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                            (1,446)     (1,093)     (4,272)     (3,861)
                                         -------     -------     -------    --------
Pro forma net loss                       $(1,145)    $  (612)    $(5,780)   $(15,100)
                                         =======     =======     =======    ========
   Net income (loss) per share
   Basic - as reported                   $  0.02     $  0.03     $ (0.08)   $  (0.64)
                                         =======     =======     =======    ========
   Basic - pro forma                     $ (0.06)    $ (0.03)    $ (0.33)   $  (0.86)
                                         =======     =======     =======    ========
   Diluted - as reported                 $  0.02     $  0.03     $ (0.08)   $  (0.63)
                                         =======     =======     =======    ========
   Diluted - pro forma                   $ (0.06)    $ (0.03)    $ (0.32)   $  (0.86)
                                         =======     =======     =======    ========

Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows:

                                            Three Months Ended      Nine Months Ended
                                          ---------------------   ---------------------
                                          March 26,   March 28,   March 26,   March 28,
                                             2004        2003        2004        2003
                                          ---------   ---------   ---------   ---------
Net income (loss)                           $ 301       $ 481      $(1,508)   $(11,239)
   Unrealized gain (loss) on
      marketable securities, net of tax       (16)        (21)         (63)         15
   Unrealized gain (loss) on
      swap agreement, net of tax                -          29          337        (317)
   Reclassification adjustment for
      loss on swap agreement included
      in net loss, net of tax                   -           -          577           -
   Foreign currency translation effect       (212)       (221)         573         307
                                            -----       -----      -------    --------
Comprehensive income (loss)                 $  73       $ 268      $   (84)   $(11,234)
                                            =====       =====      =======    ========

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 26, 2004 and June 30, 2003, inventories were as follows:

                                       March 26,   June 30,
                                          2004       2003
                                       ---------   --------
Raw materials and manufactured parts    $11,341     $10,103
Work in process                           9,276       7,816
Finished goods                              511         525
                                        -------     -------
                                        $21,128     $18,444
                                        =======     =======

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 26, 2004 and June 30, 2003, property, plant, and equipment were as follows:

                                                                     Estimated
                                             March 26,   June 30,   Useful Life
                                               2004        2003       (Years)
                                             ---------   --------   -----------
Land                                          $   615    $   615           -
Building and improvements                      11,437     11,355       15-40
Machinery, equipment, and office furniture     39,083     39,545        3-8
Leasehold improvements                            314        166        1-5
Construction in progress                        5,109      2,222           -
                                              -------    -------
                                               56,558     53,903
Accumulated depreciation                      (29,293)   (27,255)
                                              -------    -------
                                              $27,265    $26,648
                                              =======    =======

Depreciation expense for the three months ended March 26, 2004 and March 28, 2003 was $1,131 and $1,322, respectively. Depreciation expense for the nine months ended March 26, 2004 and March 28, 2003 was $3,917 and $4,077, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis, which ranges from 4-20 years. Intangible assets, at cost, at March 26, 2004 and June 30, 2003 were as follows:

                           March 26,   June 30,
                              2004       2003
                           ---------   --------
Intangible assets           $ 6,454    $ 5,775
Accumulated amortization     (1,633)    (1,311)
                            -------    -------
                            $ 4,821    $ 4,464
                            =======    =======

Intangible amortization expense was $110 and $99 for the three months ended March 26, 2004 and March 28, 2003, respectively. Intangible amortization expense was $322 and $394 for the nine months of fiscal 2004 and fiscal 2003, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

Warranty

A limited warranty is provided on our products for periods ranging from 3 to 12 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to the expense may be required.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Consolidated Balance Sheets:

                                    Nine Months Ended
                                  ---------------------
                                  March 26,   March 28,
                                     2004        2003
                                  ---------   ---------
Beginning balance                  $ 1,215     $  830
Reductions for payments made        (1,894)      (724)
Changes in accruals related to
   warranties issued in
   the current period                1,216        183
Changes in accruals related
   to pre-existing warranties          757      1,098
                                   -------     ------
Ending balance                     $ 1,294     $1,387
                                   =======     ======

Supplemental Cash Flow Information

Interest payments on debt were $480 and $765 for the nine months ended March 26, 2004 and March 28, 2003, respectively. We also paid $1,109 in the second quarter of fiscal 2004 in connection with the settlement of the interest rate swap agreement.

Income tax payments amounted to $92 and $109 for the nine months ended March 26, 2004 and March 28, 2003, respectively.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have a material affect on our results of operations or financial position.

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

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we recognized an after-tax loss of $9,352, net of a tax benefit of $5,870, for the planned disposition of our TeraOptix business unit ("TeraOptix"). The charges related to the disposal of TeraOptix consisted of impairment charges recorded on the equipment and Westborough, Massachusetts facility of $13,349, estimated severance payments of $850, a write-down to fair market value of the inventory of $650, and $373 of other costs and write-downs related to the disposition of the remaining assets. During the remainder of fiscal 2003, adjustments made to the estimated charges resulted in an overall fiscal 2003 after-tax loss of $9,652, net of a tax benefit of $5,101. In December 2003, we recorded an additional impairment charge on the vacant facility of $2,304 reflecting the continued weakness of the local real estate market for this type of facility. This charge is recorded, net of tax, as "charges and adjustments on the disposal of TeraOptix, net of tax" in the consolidated statements of operations. The current estimated fair market value of the facility is $9,595, net of selling expenses, based on a third-party appraisal. We are presently marketing the facility and the asset is classified under current assets as "assets of discontinued unit held for sale" in the consolidated balance sheets. In December 2003, we paid off the remaining mortgage debt of $10,955 on the facility. The mortgage debt had carried interest at 7.5% per annum at the time of repayment, and required monthly principal payments of $70, plus interest, until April 2007 and a balloon payment of $8,200 in May 2007. In connection with the debt repayment, the Company also paid the balance of a related interest rate swap agreement of $1,109. This payment resulted in an additional charge to discontinued TeraOptix operations, recorded net of tax. Prior to the payment, in accordance with SFAS No. 133, as amended, the swap liability was recorded with a corresponding debit, net of tax, to stockholders' equity. The aggregate payment of $12,064 on the mortgage debt and swap agreement was funded from the Company's available cash and marketable securities.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as "discontinued TeraOptix operations, net of tax", for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                           Nine Months Ended
                                                                         ---------------------
                                                                         March 26,   March 28,
                                                                            2004        2003
                                                                         ---------   ---------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                        $ (2,741)   $(11,561)
Depreciation and amortization                                                   -           -
Loss on sale and impairment of assets                                       2,304      12,880
Deferred income taxes                                                      (1,413)     (5,674)
Receivables                                                                     -         845
Income taxes                                                                    -      (1,311)
Inventories                                                                     -         815
Accounts payable and accrued expenses                                           -        (726)
Other, net                                                                     (2)        210
                                                                         --------    --------
Net cash used for operating activities from discontinued operations        (1,852)     (4,522)
                                                                         --------    --------
Cash flow from investing activities from discontinued operations:
Proceeds from sale of assets                                                    -       2,822
                                                                         --------    --------
Net cash provided by investing activities from discontinued operations          -       2,822
                                                                         --------    --------
Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                 (11,374)       (628)
                                                                         --------    --------
Net cash used for financing activities from discontinued operations       (11,374)       (628)
                                                                         --------    --------
Net cash used by discontinued operations                                 $(13,226)   $ (2,328)
                                                                         ========    ========

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for the nine months in fiscal year 2003 was restated to reflect our exit from the telecommunications segment.

                                    Three Months Ended      Nine Months Ended
                                  ---------------------   ---------------------
                                  March 26,   March 28,   March 26,   March 28,
                                     2004        2003        2004        2003
                                  ---------   ---------   ---------   ---------
Semiconductor
   Sales                           $18,027     $17,793     $46,401     $44,132
   Gross profit                      6,289       4,773      15,388      14,939
   Gross profit as a % of sales         35%         27%         33%         34%

Industrial
   Sales                           $10,406     $11,217     $33,933     $31,597
   Gross profit                      3,113       4,729      12,178      10,924
   Gross profit as a % of sales         30%         42%         36%         35%

Total
   Sales                           $28,433     $29,010     $80,334     $75,729
   Gross profit                      9,402       9,502      27,566      25,863
   Gross profit as a % of sales         33%         33%         34%         34%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

                                        Three Months Ended      Nine Months Ended
                                      ---------------------   ---------------------
                                      March 26,   March 28,   March 26,   March 28,
                                         2004        2003        2004        2003
                                      ---------   ---------   ---------   ---------
Americas (primarily United States)     $ 6,567     $ 9,124     $21,136     $23,379
Far East:
   Japan                                16,342      16,127      43,736      39,601
   Pacific Rim                           3,624       1,118      10,491       5,230
                                       -------     -------     -------     -------
Total Far East                         $19,966     $17,245     $54,227     $44,831
Europe and Other (primarily Europe)      1,900       2,641       4,971       7,519
                                       -------     -------     -------     -------
Total                                  $28,433     $29,010     $80,334     $75,729
                                       =======     =======     =======     =======

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $19,493 (69% of net sales) and $44,328 (55% of net sales) for the three months and nine months ended March 26, 2004, as compared with $15,606 (54% of net sales) and $38,640 (51% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 26, 2004 and June 30, 2003, there were, in the aggregate, $9,412 and $3,972, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. The contract had a total value of $29,690, which was fully billed to Canon by the end of the second quarter of fiscal 2004. We are continuing the development work with approval from Canon, which will result in the total contract value exceeding $33,000. During the three months and nine months ended March 26, 2004, we recognized revenue in the semiconductor segment of $3,420 and $11,750, respectively, from this contract.

During the quarter we signed a new agreement letter with Canon Inc. authorizing the start of a new project with the expectation that a follow-on agreement will be signed by the fall of this year. Revenue of $1,588 related to this agreement was recognized during the three months ended March 26, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Introduction

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies.

In September 2002, we entered into a development services agreement with Canon Inc. We have generated a total of approximately $33 million in revenues from this agreement, including $3.4 million and $11.7 million in the third quarter and first nine months of fiscal 2004, respectively. Delivery under this agreement will be in July 2004. During the third quarter of fiscal 2004 we signed an agreement letter that allows us to begin a new developmental project with the expectation that a follow-on contract will be signed by the fall of this year. For the third quarter of fiscal 2004, revenue of $1.6 million has been recognized under this new agreement. Significant revenues can be expected from any such follow-on contract. Our period over period comparable sales would be significantly adversely affected if we do not continue to provide these development services.

We achieved an order level for the third quarter of fiscal 2004 of $31.6 million as compared to $23.7 million for the third quarter of fiscal 2003. This order flow boosted backlog at March 26, 2004 to $49.0 million, which is our highest level since fiscal 2001. Orders for the third quarter of fiscal 2004 were down $4.8 million from the second quarter of fiscal 2004. As expected, bookings for the industrial segment decreased to $12.7 million, down 22% over the second quarter of fiscal 2004, due to several large orders that occurred in the second quarter within the industrial markets.

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

Continuing Operations

We recorded earnings from continuing operations for the third quarter of fiscal 2004 of $1.0 million, or $0.05 per share, as compared with $0.8 million, or $0.04 per share, for the third quarter of fiscal 2003; earnings from continuing operations for the first nine months of fiscal 2004 were $1.2 million, or $0.07 per share, as compared with earnings of $0.3 million, or $0.02 per share, for the first nine months of fiscal 2003.

Net sales of $28.4 million for the third quarter of fiscal 2004 decreased by $0.6 million, or 2%, over the comparable prior year period sales of $29.0 million. Net sales for the third quarter of fiscal 2004 included $5.0 million from development services agreements with Canon, Inc., as compared with $6.6 million in the comparable prior year period. Net sales of $80.3 million for the first nine months of fiscal 2004 increased by $4.6 million, or 6%, over the comparable prior year period sales of $75.7 million. Net sales for the first nine months of fiscal 2004 included $13.3 million from the development services agreements, as compared with $13.7 million in the comparable prior year period.

For the third quarter of fiscal 2004, net sales in the semiconductor segment were $18.0 million, or 63% of total net sales, as compared with $17.8 million, or 61% of total net sales, in the prior year period; and net sales in the industrial segment were $10.4 million, or 37% of total net sales, as compared with $11.2 million, or 39% of total net sales, in the prior year period. Semiconductor product sales increased $1.8 million, primarily due to shipments to the Pacific Rim region for flat panel systems, partially offset by a decrease in revenues from the development services agreements. Industrial sales decreased primarily due to the weak economy in Europe. For the first nine months of fiscal 2004, net sales in the semiconductor segment were $46.4 million as compared with $44.1 million in the comparable prior year period (58% of total net sales in both periods), and net sales in the industrial segment were $33.9 million, as compared with $31.6 million in the comparable prior year period (42% of total net sales in both periods). The increase in the nine month sales in both semiconductor and industrial segments is primarily due to an increase in sales to Canon, including under the development services agreements, and the delivery of flat panel systems to the Pacific Rim region.

Sales in the Americas, substantially all of which are in the United States, amounted to $6.6 million in the third quarter of fiscal 2004, a decrease of $2.5 million, or 27%, from the third quarter of fiscal 2003 levels of $9.1 million. Sales in the third quarter of fiscal 2003 included the delivery of several large systems, which we did not have in the current quarter. Sales outside the Americas amounted to $21.8 million in the third quarter of fiscal 2004, an increase of $1.9 million, or 10%, from the third quarter of fiscal 2003 levels of $19.9 million. Sales in Japan during the third quarter of fiscal 2004 amounted to $16.3 million, an increase of $0.1 million, or 1%, from the third quarter of fiscal 2003 sales levels. Europe/Other, primarily Europe, amounted to $1.9 million, a decrease of $0.7 million, or 27%, from the third quarter of fiscal 2003. Sales in the Pacific Rim during the third quarter of fiscal 2004, excluding Japan, amounted to $3.6 million, an increase of $2.5 million, or 227%, from the third quarter of fiscal 2003 sales levels. This increase was primarily due to the delivery of a greater number of large metrology systems, including flat panel systems, in the first nine months of fiscal 2004 than in the comparable prior year period.

Sales in the Americas amounted to $21.1 million in the first nine months of fiscal 2004, a decrease of $2.3 million, or 10%, from the first nine months of fiscal 2003 of $23.4 million. Sales outside the Americas amounted to $59.2 million in the first nine months of fiscal 2004, an increase of $6.9 million, or 13%, from the first nine months of fiscal 2003 levels of $52.3 million. Sales in Japan during the first nine months of fiscal 2004 amounted to $43.7 million, an increase of $4.1 million, or 10%, from the first nine months of fiscal 2003 sales levels. Sales in Europe/Other during the first nine months of fiscal 2004, primarily Europe, amounted to $5.0 million, a decrease of $2.5 million, or 33%, from the first nine months of fiscal 2003. Sales in Europe continue to be impacted negatively by the weak economy. Sales in the Pacific Rim, excluding Japan, during the first nine months of fiscal 2004 amounted to $10.5 million, an increase of $5.3 million, or 102%, from the first nine months of fiscal 2003 sales levels. This increase was primarily due to increased sales of flat panel systems.

Sales in U.S. dollars for the third quarter of fiscal 2004 were $25.9 million, or 91%, of all net sales for the period. For the first nine months of fiscal 2004, sales in U.S dollars were $72.2 million, or 90% of all net sales for the period. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Sales outside the Americas represent approximately 70-80% of our total sales. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. The majority of our foreign currency transactions are in euros and Japanese yen. The impact of changes in foreign currency values on our sales cannot be measured.

Gross profit for the third quarter of fiscal 2004 totaled $9.4 million, a decrease of $0.1 million, or 1%, from $9.5 million in the third quarter of fiscal 2003. Gross profit as a percentage of sales for the third quarters of fiscal 2004 and 2003 were both 33%. Gross profit as a percentage of sales in the third quarter of fiscal 2004 was negatively impacted by low margins on the delivery of our initial flat panel systems. Gross profit for the first nine months of fiscal 2004 totaled $27.6 million, an increase of $1.7 million, or 7%, from $25.9 million in the first nine months of fiscal 2003. Gross profit as a percentage of sales for the first nine months of fiscal 2004 and 2003 was 34%. We are continually working on improvements in the manufacturing process in order to increase our gross profit as a percentage of sales.

Selling, general, and administrative expenses ("SG&A") in the third quarter of fiscal 2004 amounted to $5.4 million, a decrease of $0.3 million, or 5%, from $5.7 million in the third quarter of fiscal 2003. As a percentage of net sales, SG&A for the third quarter of fiscal 2004 and fiscal 2003 was 19% and 20%, respectively. For the first nine months of fiscal 2004, SG&A was $16.8 million, an increase of $0.2 million, or 1%, from $16.6 million in the first nine months of fiscal 2003. As a percentage of net sales, SG&A for the first nine months of fiscal 2004 and fiscal 2003 was 21% and 22%, respectively. The decrease in SG&A for the third quarter of fiscal 2004 was primarily a result of a cost savings initiative partially offset by costs related to one-time personnel costs and increased insurance costs. The increase during the first nine months of fiscal 2004 is primarily due to one-time personnel costs and increased insurance costs.

Research, development, and engineering expenses ("R&D") for the third quarter of fiscal 2004 totaled $2.7 million, an increase of $0.2 million, or 8%, from $2.5 million in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, R&D expenses totaled $9.3 million, an increase of $0.6 million, or 7%, from $8.7 million in the first nine months of fiscal 2003. These increases were primarily due to costs associated with our Zygo Applied Optics group in Southern California, which commenced operations in the second half of fiscal 2003, and costs with certain projects associated with new products and improvements to existing products.

The income tax expense from continuing operations in the third quarter of fiscal 2004 totaled $0.6 million, or 38% of pre-tax earnings, which compares with income tax expense of $0.5 million, or 37% of pre-tax earnings, in the third quarter of fiscal 2003. The income tax expense from continuing operations in the first nine months of fiscal 2004 totaled $0.9 million, or 38% of pre-tax earnings, which compares with income tax expense of $0.4 million, or 37% of pre-tax losses, in the first nine months of fiscal 2003. Our overall effective tax rate, including discontinued operations, was 29% for the first nine months of fiscal 2004 as compared with 37% for the first nine months of fiscal 2003. The change in the overall effective tax rate is due to a shift in the mix of pre-tax income between domestic and foreign operations and a reduction in anticipated R&D credits.

Discontinued Operations

In September 2002, we made a decision to discontinue our TeraOptix telecommunications business unit. The discontinuation of this business unit has had a significant impact on our financial position and results of operations. For the quarter and first nine months ended March 26, 2004, we recorded charges for discontinued operations, net of tax, of $0.7 million and $2.7 million, respectively ($0.03 and $0.15, respectively, per share). The charges for the quarter ended March 26, 2004 were primarily related to a change in the tax rate applied to existing charges after calculating the overall effective tax rate for the nine months ended March 26, 2004. We anticipate future expenses to maintain the facility to approximate $0.1 million per quarter until the facility is sold. In addition, we may incur a further impairment charge on the value of the facility in the event we are unable to dispose of it at its current carrying value. The facility is presently being marketed for sale.

                           RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon, Inc. related to the development of certain interferometers (refer to note 5 of our unaudited financial statements for additional information). The original contract was for $29.7 million, which was fully billed to Canon by the end of the second quarter of fiscal 2004 and an additional billing of $3.4 million related to this contract occurred in the third quarter of fiscal 2004. Our net sales for the first nine months of fiscal 2004 included $11.8 million from this contract. Delivery under this contract will be made in July 2004. During the quarter we signed an agreement letter with Canon Inc. authorizing the initial start of a new project with the expectation that a follow-on agreement will be signed by the fall of this year. Revenue of $1.6 million related to this follow-on agreement was recognized during the third quarter of fiscal 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2004, working capital was $65.7 million, a decrease of $1.2 million from $66.9 million at June 30, 2003. We maintained cash, cash equivalents, and marketable securities at March 26, 2004 totaling $34.1 million, a decrease of $18.7 million from June 30, 2003. The decrease was due to the pay off of the mortgage debt of $11.0 million and the swap agreement of $1.1 million associated with our TeraOptix facility in Westborough, Massachusetts, with the balance of $6.6 million comprised of increases in accounts receivable, inventory and purchases of capital equipment, partially offset by an increase in accounts payable. The payment of the mortgage debt and swap agreement was funded from the Company's available cash and marketable securities. The mortgage debt had required monthly principal payments of $0.1 million, plus interest (7.5% at the time of repayment), until April 2007, and a principal balloon payment of $8.2 million in May 2007.

We are currently marketing for sale the facility of our discontinued TeraOptix unit located in Westborough, Massachusetts. The net proceeds from the sale of the facility would be an addition to our cash balances.

Our cash used by continuing operations was $0.4 million for the first nine months in fiscal 2004, a decrease of $14.5 million from the $14.1 million in cash provided by operations for the first nine months in fiscal 2003. This difference was primarily related to changes in accounts receivable and inventories. Accounts receivable accounted for $7.3 million of the change in periods and inventories accounted for $6.2 million of the change between periods. The change in accounts receivable is primarily due to an increase in receivables from Canon for product sales and sales related to the development services agreements, all of which are within terms at March 26, 2004, and an increase in receivables in the Pacific Rim region on large shipments. The changes in inventories are due to the increase in orders while the prior year decrease was primarily due to shipments of optics with long lead times. There were no borrowings outstanding under our $3.0 million bank line of credit at March 26, 2004. The line of credit was extended to November 2004.

Acquisitions of property, plant, and equipment were $1.6 million and $5.5 million for the three and nine month periods ended March 26, 2004, respectively. In addition to normal recurring acquisitions, we expect to build an addition to our existing facility at an anticipated cost of $2.5-$3.0 million over the next six months to be funded from existing cash reserves. The additional space is expected to be used primarily for manufacturing. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that Zygo would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that Zygo would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The payment of the mortgage debt and related interest rate swap agreement eliminated interest rate risks associated with the debt. Other than this reduction in risk, there were no other material changes that have occurred in our quantitative and qualitative market risk disclosures during the first nine months of fiscal 2004.

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

     14.1   Zygo Corporation Code of Ethics

     31.1   Certification of Chief Executive Officer under Rule 13a-14(a)

     31.2   Certification of Chief Financial Officer under Rule 13a-14(a)

     32.1   Certification of Chief Executive Officer and Chief Financial Officer

(b)  Current Reports on Form 8-K during the fiscal quarter ended March 26, 2004.

     Zygo Corporation Earnings Press release, dated January 27, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zygo Corporation
                                                      (Registrant)


                                          /s/ J. BRUCE ROBINSON
                                          --------------------------------------
                                          J. Bruce Robinson
                                          President, Chairman, and
                                          Chief Executive Officer


                                          /s/ WALTER A. SHEPHARD
                                          --------------------------------------
                                          Walter A. Shephard
                                          Vice President, Finance,
                                          Chief Financial Officer, and Treasurer

Date: April 30, 2004

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as..................... 'r'