Form 10-K
period 2004-06-30
ZYGO CORP
filed 2004-09-13
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2004

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

             Laurel Brook Road, Middlefield, Connecticut 06455-1291
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 26, 2003, as reported by the Nasdaq National Market, was approximately $181,480,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

      17,890,928 Shares of Common Stock, $.10 Par Value, at August 31, 2004

Documents incorporated by reference: Specified portions of the registrant's Proxy Statement related to the registrant's 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into
Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
           Forward-Looking Statements                                         1

PART I
Item 1.    Business                                                           2
           Executive Officers of the Registrant                               8
Item 2.    Properties                                                        10
Item 3.    Legal Proceedings                                                 11
Item 4.    Submission of Matters to a Vote of Security Holders               11

PART II
Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters                                            11
Item 6.    Selected Consolidated Financial Data                              12
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      13
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks       22
Item 8.    Financial Statements and Supplementary Data                       23
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       23
Item 9A.   Controls and Procedures                                           23
Item 9B.   Other Information                                                 23

PART III
Item 10.   Directors and Executive Officers of the Registrant                24
Item 11.   Executive Compensation                                            24
Item 12.   Security Ownership of Certain Beneficial Owners and Management    24
Item 13.   Certain Relationships and Related Transactions                    24
Item 14.   Principal Accounting Fees and Services                            24

PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                       25

           Signatures                                                        28
           Power of Attorney                                                 28

----------
As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "Company", and "ZYGO" refer to Zygo Corporation, a Delaware corporation.

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. These forward looking statements include without limitation statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors." Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this 10-K.

                                     PART I

Item 1. Business

                                    OVERVIEW

Zygo Corporation ("ZYGO," "we," "us," "our," or "Company") is a leading designer, developer, and manufacturer of optical components and instruments for optics-intensive industries. Our products fall into two categories, metrology and custom optics, each serving the semiconductor and industrial markets. We have achieved our leadership position over more than 30 years through the use of our deep knowledge of optical science and technology, and expertise in the field of on-line manufacturing process control to provide innovative and valuable solutions to our customers. We conduct the majority of our manufacturing and research and development activities in our 135,500 square foot facility in Middlefield, Connecticut.

Our metrology products are sophisticated optical measurement instruments generally based on the techniques of optical interferometry. We are one of the largest and most experienced manufacturers of optical interferometers for optical surface and figure measurements and of optical surface profilers for nano-technology applications. ZYGO is also a leader in displacement interferometry, and our integrated measurement products, based on this technology, are used extensively in ultra-precise wafer positioning systems (especially for ultraviolet and deep ultraviolet optical lithography steppers) required in the semiconductor industry. These products help enable semiconductor chip and flat panel display manufacturers to achieve high yields and throughput in their manufacturing process.

Our custom optic products consist of high precision optical components, optical coatings, and optical assemblies. We are a leader in the manufacture of plano-optics that are used in applications such as laser fusion research, semiconductor manufacturing equipment, and aerospace optical systems. We also design and manufacture optical systems and assemblies under contracts to customers predominantly in the defense, aerospace, and semiconductor industries at our facilities in Arizona and Southern California. This service-oriented part of our business leverages our excellent reputation and strong brand, along with our extensive knowledge of optical metrology and manufacturing techniques.

In May 2000, we acquired Firefly Technologies, Inc., renamed Zygo TeraOptix, which developed optical components and modules for the telecommunications market. We exited this telecommunications segment of our business in September 2002.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at that address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Form 10-K.

Industry Background and Solutions

Precision Manufacturing Industry

Manufacturers in the semiconductor and industrial markets continue to redesign their processes in order to compete more effectively in an increasingly competitive marketplace. These changes are necessitated, among other things, by:

     o    decreasing product dimensions;

     o    increasing complexity of manufacturing processes;

     o    shortening product life cycles;

     o    declining product prices; and

     o    intensifying global competition.

Precision metrology is an enabling technology for the semiconductor and industrial markets. The pressures on manufacturers to improve productivity and quality have fueled demand for precision noncontact optical metrology, and required integration of high precision metrology into the manufacturing process in order to increase yields and quality control. Increasing demands on performance have required manufacturers in a variety of industries to produce smaller products with more precise tolerances and increased complexity of design geometries. Our products address the component and measurement challenges these manufacturers face. We believe that our on-line process control and yield improvement metrology solutions are an enabling factor for manufacturers of precision components, to increase yield and precision to greater tolerances.

History of Innovation and Commercialization

Throughout our history, we have met our customers' requirements through innovation. Since we introduced the first optical interferometer in 1972, we have been issued approximately 160 United States patents, of which approximately 130 are currently active, and approximately 80 foreign patents, of which approximately 75 are active. In addition we have approximately 100 United States and approximately 90 foreign patent applications pending. Our intellectual property has been the foundation and driver of our yield enhancement solutions over the last 30 years.

We have received numerous achievement awards, including:

     o R&D Magazine 100 Award in 2003, for the VeriFire'TM' MST, Multi Surface Metrology;

     o R&D Magazine 100 Award in 2002 for the Simetra'TM', 3D Relational Metrology System and R&D 100 Awards in 1978, 1982, 1988 (three awards), 1994, 1996, 1997 and 1998;

     o    Laser Focus World Commercial Technology Award in 2001;

     o Photonics Spectra Circle of Excellence Awards in 1988, 1994, 1996, 1997, 1998 and 2001;

     o American Machinist Excellence in Manufacturing Technology Achievement Award for Technology & Reliability in 2000;

     o 1998 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for MESA'TM' Interferometric System; and

     o 1997 R&D Magazine 100 and Photonics Spectra Circle of Excellence Award for ZMI 2001'TM' Displacement Measuring Interferometer.

Integrated Core Competencies

Metrology and Automation: Yield Enhancement Solutions

Our expertise in the area of optical instrumentation, our commitment to basic research, and our unique ability to rapidly develop and deploy sophisticated automation systems around our instruments enables us to meet the emerging needs of our customers, and to quickly enter new markets as they develop. For example, this combination of strengths has recently enabled us to establish new instrument product lines in the automation-intensive flat panel display market and advanced chip packaging industries. We also regularly sell a wide range of standard and semi-custom interferometer products to our customers in other optical metrology-intensive industries.

Optical Components and Assemblies

We combine our expertise in optical component manufacturing, optical system design and manufacturing, and optical metrology to produce to our customers' specifications, products of high quality and workmanship at a reasonable cost, for an excellent overall value. We also manufacture optics for use in our own systems.

PRODUCTS AND APPLICATIONS

We manufacture, design, and market yield enhancement solutions that utilize optical metrology and automation for high performance manufacturers. We also manufacture macro-optical components, such as optical flats, spheres, waveplates, mirrors, and optical assemblies for the semiconductor and industrial markets.

     Our products are based on our two core competencies:

     o Metrology--including OEM, process control, and on-line automated metrology for yield enhancement; and

     o    Optics--sold as components and assemblies.

Metrology

We offer a broad range of interferometry-based and imaging products. An interferometer analyzes the pattern of bright and dark fringes that result from the optical interference between a reference and a measurement beam. Our interferometers incorporate sophisticated subsystems including precision optical components, stable and long-life laser or other light sources, piece part positioning stages, and PC workstations. Our metrology products include the following:

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

Geometrically Desensitized Interferometer. Our geometrically desensitized interferometer product is a patented interferometer that utilizes diffraction gratings to measure surfaces that have roughness and departures approximately 20 times greater than those surfaces presently measurable with existing interferometer technology. It is able to measure rougher, non-specular surfaces, such as those used in precision-machined parts applications, without sacrificing advantages of other interferometers, such as the ability to utilize high-speed non-contact interferometry and to produce a full-field wide aperture view.

Digital Video Disk Interferometer. The digital video disk interferometer measures spherical and aspherical lenses for next-generation DVD players.

Automated Metrology

Our automation products include the following:

APEX'TM' Series. The APEX system measures patterned features and films on the surfaces of diced and undiced chips in advanced chip packaging fabrication facilities. It incorporates a specialized optical profiler and wafer positioning system with pattern recognition software, and can be configured for cleanroom or laboratory use.

FPD Series. This fully automated inspection system incorporates our NewView'TM' microscope with a robotic material handling system. The system accepts an individual flat panel display from a carrier, loads it to the microscope's inspection stage, performs an automated inspection routine, and returns the flat panel display to the original input location. A single graphical user interface provides the operator with input to both the handling and inspection systems.

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

Stage Mirrors. Our stage mirrors are lightweight structures, which serve as both a mechanical support for a wafer or reticle and two orthogonal reference flat mirror surfaces. Stage mirrors are used in high performance lithography and metrology systems employing laser, electron-beam, or x-ray exposure sources. They are made of low-expansion materials to reduce sensitivity to thermal variations, and are machined to produce a lightweight, but stiff mechanical structure with excellent dimensional stability. Two adjacent sides of the stage are finished using proprietary technology to serve as reference flat mirrors. The combined optical and structural properties of such stage mirrors are critical for achieving higher wafer throughput in advanced lithography and metrology tools. We supply stage mirrors to a number of manufacturers of semiconductor lithography and metrology equipment.

Laser Optics. Laser optics are mirrors, polarizers, and solid-state laser amplifiers used in high energy laser systems. Such components are used in laser fusion research and nuclear weapons simulation. Such optical components must be finished to the highest quality in terms of surface flatness, smoothness, and surface cosmetics. Even the smallest defects can lead to catastrophic failure in use. We are a leader in producing large plano laser optics, having supplied such components to major laser fusion laboratories for nearly two decades. We are under contract with the University of California Lawrence Livermore National Laboratory to produce mirrors, polarizers, and amplifier slabs for the National Ignition Facility, also known as NIF. The NIF, scheduled for completion in 2007, is expected to be the largest laser system ever built.

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

CUSTOMERS AND MARKETS

The growing requirements for dimensional control to the sub-nanometer level have created an escalating need for our yield enhancement instruments and systems among both OEMs and end-users of microfabrication technology. We have been able to meet these demands with on-line yield improvement instruments and systems, as well as with our off-line quality control instruments. Today, our installed base of high precision metrology systems exceeds 12,500 systems.

Several of our customers purchase multiple product family types and multiple technology platforms and employ our solutions at their facilities worldwide. The following is a sampling of our customers in fiscal 2004:

                        Selected Customers by End Market

Semiconductor        Industrial
-------------        ----------
AU Optronics         AWE
Canon                Bosch
Electro Scientific   Chengdu
KLA-Tencor           Lawrence Livermore National Laboratory
Nikon                Lockheed Martin
Samsung              Northrop Grumman
Zeiss                Raytheon

During fiscal 2004, 2003, and 2002, aggregate sales to Canon Inc. and its affiliate Canon Sales Co., Inc. amounted to 49%, 51%, and 22%, respectively, of our net sales. No other single customer accounted for more than 10% of our sales in any of the fiscal years 2004, 2003, and 2002.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially upon our technology. We have been developing a portfolio of intellectual property for over 30 years. We rely on a combination of patent, copyright, trademark, and trade secret laws, and license agreements to establish and protect our proprietary rights in our products.

Since we introduced the first optical interferometer in 1972, we have had approximately 160 United States patents issued, of which approximately 130 are currently active, and approximately 80 foreign patents issued, of which approximately 75 are active, and we have approximately 100 United States and approximately 90 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

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

Research and Development and Engineering Operations

We operate in industries that are subject to rapid technological change and engineering innovation. We dedicate substantial resources to research and development. At June 30, 2004, we employed 118 individuals or approximately 24% of our workforce within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products have relevancy when commercialized. In connection with our research and development operations, we also maintain a close working relationship with various research groups and academic institutions in the United States as well as abroad. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

Competition

The industries in which we participate are intensely competitive and are characterized by price pressure and rapid technological change. Furthermore, these markets are dominated by a few market leaders.

We are one of a limited number of companies that develop and market yield enhancement solutions. Our primary yield enhancement competitors in the semiconductor and industrial markets include Agilent's Laser Interferometer Positioning Systems Division, ADE's Phase Shift Technology, Leica's Mask Metrology Division, and Veeco's Metrology Division.

The principal factors upon which we compete are:

     o    performance and flexibility of solutions;

     o    value;

     o    on-time delivery;

     o    responsive customer service and support; and

     o    breadth of product line.

BACKLOG

Backlog at June 30, 2004 was $54.8 million, an increase of $17.6 million, or 47%, as compared with $37.2 million at June 30, 2003. The year-end fiscal 2004 backlog consisted of $33.1 million, or 60%, in the semiconductor segment and $21.7 million, or 40%, in the industrial segment. Orders for the fiscal year ended June 30, 2004 totaled $134.2 million and consisted of $79.6 million, or 59%, in the semiconductor segment and $54.6 million, or 41%, in the industrial segment.

MARKETING AND SALES

Our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted sectors within our markets. The selling process for our products is performed through our worldwide sales organization operating out of seven regional sales offices in California, Connecticut, Germany, Japan, Singapore, Taiwan, and China. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics and metrology units in Connecticut, Arizona, California, and Florida. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

The following table sets forth the percentage of our total sales by region (including sales delivered through distributors) during the past three years:

                                      Fiscal Year Ended June 30,
                                      --------------------------
                                          2004   2003   2002
                                          ----   ----   ----
Americas (primarily United States)          29%    30%    47%
Far East:
   Japan                                    53%    53%    27%
   Pacific Rim                              11%     7%    10%
                                           ---    ---    ---
Total Far East                              64%    60%    37%
Europe and other (primarily Europe)          7%    10%    16%
                                           ---    ---    ---
Total                                      100%   100%   100%
                                           ===    ===    ===

Customer service is an essential part of our business since product up time is critical given its effect on our customers' production efficiency. As of June 30, 2004, our global sales customer support and service organization consisted of over 70 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut and Tucson, Arizona.

We maintain an advanced optical components manufacturing facility in Middlefield, Connecticut, specializing in the fabrication, polishing, and coating of plano, or flat, optics for sales to third parties, as well as the manufacturing of a wide variety of optics that are used in our metrology products. Our manufacturing activities for our metrology products consist primarily of assembling and testing components and sub-assemblies supplied by us and third-party vendors, and then integrating these components and sub-assemblies into our finished products.

Our optical assembly manufacturing activities are conducted in our Tucson, Arizona, facility. We integrate ZYGO optics, optics from third party vendors, and mechanical sub-systems utilizing ZYGO metrology in this facility.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.zygo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC"). These reports may also be obtained without charge by contacting Investor Relations, Zygo Corporation, Corporate Headquarters, Laurel Brook Road, Middlefield, Connecticut 06455-1291, phone: 1-860-347-8506. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy, and information statements, or other information regarding reports that we file electronically with them at http://www.sec.gov.

EMPLOYEES

At June 30, 2004, we employed 476 people of whom 227 were in manufacturing, 118 were in research and development, 71 were in sales and marketing, and 60 were in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson - age 62 - Chairman, President, and Chief Executive Officer

Mr. Robinson has served as our Chairman, President, and Chief Executive Officer since November 2000, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company, where his most recent positions were President Worldwide Operations from 1996 to 1998 and President of European Operations from 1990 to 1996.

Mr. Robinson has served as an executive officer of ZYGO since February 1999 and is also a director of ZYGO.

Walter A. Shephard - age 50 - Vice President, Finance, Chief Financial Officer, and Treasurer

Mr. Shephard has served as Vice President Finance, Chief Financial Officer, and Treasurer since February 2004. Previously, he was a Principal with the Loftus Group, LLC, a management consulting firm, from November 2002 to January 2004. From 1983 to 2001, Mr. Shephard served in various capacities with GenRad, Inc., including Vice President Finance and Chief Financial Officer, Vice President of Investor Relations and Treasurer.

Mr. Shephard has served as an executive officer of ZYGO since February 2004.

William H. Bacon - age 54 - Vice President, Corporate Quality and Support
Services

Mr. Bacon has served as Vice President, Corporate Quality and Support Services since March 2003. Previously, he served as our Vice President, Manufacturing from April 2002 to March 2003, Vice President, Metrology Manufacturing from April 2000 to April 2002, and Vice President, Corporate Quality from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality and also served as Manager of Instrument Manufacturing from June 1987 to November 1993.

Mr. Bacon has served as an executive officer of ZYGO since January 1996.

Douglas J. Eccleston - age 55 - Vice President, Motion Measurement

Mr. Eccelston has served as Vice President, Motion Measurement since March 2003. Previously, from 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

Mr. Eccelston has served as an executive officer of ZYGO since July 2004.

Brian J. Monti - age 48 - Vice President, Worldwide Sales and Marketing

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

David J. Person - age 56 - Vice President, Human Resources

Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of ZYGO since September 1998.

Robert A. Smythe - age 52 - Vice President, Marketing

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

Robert J. Stoner - age 41 -Vice President, Metrology and Optical Systems

Dr. Stoner joined ZYGO as Vice President of Business Development in 2002, and has served as Vice President of Metrology and Optical Systems since 2003. From 2000 to 2002, Dr. Stoner was President of Vinestone Corporation, a software company, and from 1995 to 2000 he was President of Cooper Mountain Corporation, a technology consulting firm.

Dr. Stoner has served as an executive officer of ZYGO since July 2004.

Carl A. Zanoni - age 63 - Senior Vice President, Technology

Dr. Zanoni has served as Senior Vice President, Technology since November 2001. Previously, he served as our Vice President, Technology from June 1998 to November 2001, and Vice President, Research, Development and Engineering from April 1992 to June 1998.

Dr. Zanoni is a co-founder of our company and has served as an executive officer of ZYGO since its inception in 1970. He is also a director of ZYGO.

Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

Item 2. Properties

Our principal manufacturing facility and corporate headquarters is located on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 135,500-square-foot building on approximately 13 acres. We are presently constructing an additional 18,000 square foot addition to this facility. In August 2004, we entered into an agreement to sell our Westborough, Massachusetts, facility. The sale is expected to be completed in the fall 2004.

                                                    Square Footage
                                               -----------------------     Owned / Leased
             Operation/Location                Manufacturing    Total     Expiration Date
--------------------------------------------   -------------   -------   -----------------
Corporate Headquarters, Eastern Regional
   Sales Office, and Instrument and Optics
   Manufacturing
Middlefield, Connecticut                           80,000      135,500         Owned

R&D Center
Delray Beach, Florida                                   0        9,900   Leased - 06/30/05

Zygo - Laser Technology (R&D)
Watsonville, California                                 0        1,452   Leased - 02/25/05

Zygo - Opto-Mechanical Assembly
Tucson, Arizona                                    14,560       22,560   Leased - 08/31/06

Zygo Applied Optics
Costa Mesa, California                                  0       13,714   Leased - 06/30/05

Western Regional Sales Office and R&D Center
Sunnyvale, California                                   0        7,400   Leased - 10/31/08

R&D Center
Simi Valley, California                                 0        6,290   Leased - 12/14/05

Zygo PTE Ltd - Sales Office
Singapore                                               0        1,550   Leased - 12/27/04

Zygo Taiwan - Sales Office
Taiwan                                                  0        3,500   Leased - 07/31/04

ZygoLOT
Germany                                                 0        1,296   Leased - 10/01/04

Zygo KK
Japan                                                   0        1,775   Leased - 10/31/04

Zygo China
China                                                   0        1,610   Leased - 08/15/05

Properties Unoccupied or Leased to Others
Westborough, Massachusetts                              0      120,500         Owned
Plymouth, Massachusetts                                 0        6,600   Leased - 05/31/06
Longmont, Colorado                                      0       50,110   Leased - 05/31/06
                                                   ------      -------
Total                                              94,560      383,757
                                                   ======      =======

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol "ZIGO." Market price data for fiscal 2004 and 2003 is as follows:

--------------------------------------------------------------------------------

                Fiscal Year Ended June 30, 2004  Fiscal Year Ended June 30, 2003
                -------------------------------  -------------------------------
                         High      Low                     High    Low
                        ------   ------                   -----   -----
First quarter           $15.10   $ 7.74                   $8.09   $4.13
Second quarter          $21.53   $13.36                   $9.35   $3.55
Third quarter           $21.23   $13.22                   $8.20   $4.79
Fourth quarter          $16.70   $ 9.30                   $8.40   $5.65

--------------------------------------------------------------------------------

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The number of record holders of our common stock at June 30, 2004 was 480. Our closing stock price as of August 31, 2004 was $9.97.

We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all our earnings to finance the expansion and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information required with respect to "Securities Authorized for Issuance Under Equity Compensation Plans" will be included under the caption "Equity Compensation Plan Information" in the proxy statement to be filed pursuant to Regulation 14A for use in connection with our company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Thousands, except for per share and ratio amounts)

                                                             Fiscal Year Ended June 30,
                                             --------------------------------------------------------
                                               2004        2003      2002 (1)    2001 (1)    2000 (1)
                                             --------   ---------   ---------    --------   ---------
Net sales                                    $116,642   $ 102,577   $  80,268    $129,508   $  83,099
Gross profit                                 $ 43,065   $  35,445   $  27,463    $ 61,361   $  30,670
      % of sales                                   37%         35%         34%         47%         37%

Earnings (loss) from continuing operations   $  4,248   $   1,575     ($4,279)   $ 13,901     ($4,294)
      % of sales                                    4%          2%         (5%)        11%         (5%)
Earnings (loss) per share from continuing
   operations
      Basic                                  $   0.24   $    0.09      ($0.24)   $   0.90      ($0.34)
      Diluted                                $   0.23   $    0.09      ($0.24)   $   0.86      ($0.34)

Net (loss) earnings                           ($3,407)   ($10,570)   ($11,733)   $ 10,659    ($16,047)
Net (loss) earnings per share:
   Basic                                       ($0.19)     ($0.60)     ($0.67)   $   0.69      ($1.28)
   Diluted                                     ($0.19)     ($0.60)     ($0.67)   $   0.66      ($1.28)

Weighted average number of shares:
   Basic                                       17,802      17,539      17,414      15,398      12,511
   Diluted                                     18,221      17,696      17,414      16,063      12,511

Research and development                     $ 13,011   $  12,659   $  17,696    $ 13,518   $  10,723
Capital expenditures                         $  7,585   $   5,037   $  11,381    $ 13,902   $   5,828
Depreciation and amortization                $  5,717   $   5,623   $   6,098    $  3,760   $  11,233

                                                                   June 30,
                                             ----------------------------------------------------
                                               2004       2003     2002 (1)   2001 (1)   2000 (1)
                                             --------   --------   --------   --------   --------
Working capital                              $ 58,481   $ 66,881   $ 65,917   $ 88,741    $49,464
Current ratio                                     3.5        3.3        5.2        4.6        4.1
Total assets                                 $155,452   $161,068   $169,201   $186,832    $95,162
Long-term debt (including current portion)   $      0   $ 11,374   $ 12,211   $ 12,560    $    84
Stockholders' equity                         $130,644   $129,860   $140,005   $149,139    $78,229
Price-earnings ratio                              N/A        N/A        N/A       33.7        N/A
Number of employees at year end                   476        477        537        648        486
Sales per employee - average                 $    245   $    215   $    149   $    200    $   171
Book value per share                         $   7.85   $   7.92   $   7.99   $   8.48    $  5.50
Market price per share at year-end           $  11.19   $   8.00   $   8.05   $  22.25    $ 90.81

(1) The selected consolidated financial data for the periods ended June 30, 2002, 2001, and 2000 have been reclassified to conform with the fiscal 2004 and 2003 presentation of the discontinued operations and loss on disposal of our former TeraOptix unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

       CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, warranty obligations, self insured healthcare claims, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, self-insured health insurance costs, accounting for incomes taxes, and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

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

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management's estimates, revisions to the estimated warranty liability would be required. A one percent change in actual costs would have an impact of approximately $20,000 on our financial condition and results of operations.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income tax expense in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Health Insurance

Beginning in January 2004, we became self insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates; we may be required to record additional expense. A one percent change in actual claims would have an impact of approximately $25,000 on our financial condition and results of operations.

                              RESULTS OF OPERATIONS

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies. We conduct the majority of our manufacturing in our 135,500 square foot facility in Middlefield, Connecticut. We are currently constructing an 18,000 square foot addition to our Middlefield, Connecticut, facility to increase our overall manufacturing space.

We also perform several development services, which have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a development services agreement with Canon Inc. In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement anticipated to be signed in the fall of this year. We have generated a total of approximately $36.3 million in revenues from these agreements, including $16.1 million in fiscal 2004. Delivery under this first development services agreement is expected to occur in our second fiscal quarter of fiscal 2005. We recognized $3.1 million in revenue through June 30, 2004 under the preliminary agreement to provide add-on work. Significant revenues are expected from any such follow-on contract. Our period over period comparable sales would be significantly adversely affected if we do not continue to provide these development services.

Our backlog at June 30, 2004 was $54.8 million, an increase of $5.8 million from March 26, 2004 and our highest level since fiscal 2001. Orders were $42.1 million in the fourth quarter as we experienced an increase across most of our product lines and regions. Bookings in the first quarter of our fiscal year tend to be lower than the fourth quarter of the previous year and we expect the first quarter of fiscal 2005 to continue that trend. In addition, revenues under the preliminary agreement noted above are ramping up slower than expected and will not generate as much revenue in the first quarter as initially expected.

An area of revenue growth expected in fiscal 2005 is in our optics business. Two years ago we opened a facility in Tucson, Arizona, that provides contract optical-mechanical manufacturing, utilizing lean manufacturing technology. Last year we launched our Costa Mesa, California operation, that supplies electro-optical system design and prototyping. Together, these operations enable us to deliver integrated optical solutions, from design to delivery, primarily to the defense and aerospace markets.

We also plan to enhance the technologies and capabilities we have developed through government-funded projects and re-apply them in commercial applications. For three decades, we have been a major supplier of optics and optical-mechanical assemblies to NIF. While there is no certainty that we will be successful in generating orders from these developed capabilities, we believe there is a market that we have not yet fully explored. Over the next year, we also expect to develop improved manufacturing technologies and pilot plant equipment required for fabricating thin-fused silica optics for NIF.

In late fiscal 2004, we introduced a new product family of small aperture wavefront interferometers (PTI 250) that is being marketed to manufacturers of small optical components. While revenues from the PTI 250 are not expected to have a material impact on our results from operations in fiscal 2005, this new product family will help to broaden our market coverage and, if successful, strengthen our market position.

In July 2004, we also opened a representative office in mainland China, where investment in semiconductor and optical fabrication facilities continues to grow. Through this office, we will offer our products to the optical industry and to manufacturers of flat panel displays. This is a long-term strategy that will have a minimal impact on our results of operations in the immediate future.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as discontinued TeraOptix operations, net of tax, for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. During fiscal 2003 and 2004, we marketed for sale our former telecommunications facility located in Westborough, Massachusetts. In fiscal 2004, we recorded impairment charges on the facility of $6.4 million, net of tax, to reflect changes in the fair value of the property. At June 30, 2004, the value of the facility, net of estimated selling expenses, is $2.0 million. In August 2004, we reached an agreement to sell the facility. The sales transaction is expected to be completed in the fall of 2004 and to generate approximately $2.0 million of cash, net of selling expenses.

Fiscal 2004 Compared with Fiscal 2003

Net sales of $116.6 million for fiscal 2004 increased by $14.0 million, or 14%, from the comparable prior year period sales of $102.6 million. Net sales for fiscal 2004 included $16.1 million from development services agreements, as compared with $18.8 million in the prior fiscal year. The first developmental services agreement is expected to be substantially completed in the second quarter of fiscal 2005 with minimal finishing work through the third quarter. Therefore, we expect to have diminishing revenues under this agreement in the first three quarters of fiscal 2005. We have signed an additional agreement letter that has allowed us to begin a new development project with the expectation that a follow-on contract will be signed by the fall of this year. For fiscal 2004, net sales in the semiconductor segment were $67.1 million, or 58% of total net sales, as compared with $59.3 million, or 58%, in the prior year period and net sales in the industrial segment were $49.5 million, or 42% of total net sales, as compared with $43.3 million, or 42%, in the prior year period. The increase in net sales in the semiconductor segment was primarily due to general increases in the number of products sold across most product categories. The sales of flat panel systems also contributed to the increase. The industrial sector showed strong sales, particularly large aperture metrology shipments to the defense and aerospace sectors.

Sales to the Americas, primarily the United States, amounted to $33.9 million in fiscal 2004, an increase of $2.8 million, or 9%, from fiscal 2003 levels of $31.1 million. Sales to Japan during fiscal 2004 amounted to $61.1 million, an increase of $6.4 million, or 12%, from fiscal 2003 sales levels, primarily due to an increase in orders from Canon, Inc. Sales to Europe/Other, primarily Europe, amounted to $8.4 million, a decrease of $1.9 million, or 18%, from fiscal 2003. Sales to the Pacific Rim, excluding Japan, amounted to $13.2 million, an increase of $6.7 million, or 103%, from 2003 sales levels, primarily due to an increase in flat panel and large aperture sales.

Approximately 89% of all fiscal 2004 sales were in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. The impact of changes in foreign currency values on our sales cannot be measured. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers.

Gross profit for fiscal 2004 totaled $43.1 million, an increase of $7.7 million, or 22%, from $35.4 million in the prior fiscal year. Gross profit as a percentage of sales for fiscal 2004 and 2003 was 37% and 35%, respectively. Gross profit for fiscal 2004 included $3.5 million from the development services agreements, as compared with $3.8 million for fiscal 2003. The increased margin was primarily due to product mix with increases in sales on higher margin products and a decrease in the development services revenue, which carry a lower margin as a percentage of total revenues.

Selling, general, and administrative expenses ("SG&A") in fiscal 2004 amounted to $24.3 million, an increase of $3.9 million, or 19%, from fiscal 2003. SG&A as a percentage of net sales in fiscal 2004 was 21%, as compared with 20% in fiscal 2003. The increase in SG&A for fiscal 2004 is primarily related to increases in various personnel costs including incentive programs, and external commissions.

Research and development expenses ("R&D") in fiscal 2004 amounted to $13.0 million, an increase of $0.3 million, or 2%, from $12.7 million in the comparable prior year period. R&D as a percentage of net sales in fiscal 2004 was 11%, as compared with 12% in fiscal 2003. R&D costs in 2004 included a full year of our applied optics group, partially offset by decreases associated with production starts in flat panel and optics.

Our operating profit in fiscal 2004 was $5.5 million, as compared with an operating profit of $2.0 million in fiscal 2003. Operating profit as a percentage of sales in fiscal 2004 was 5%, as compared with the operating profit as a percentage of sales of 2% in fiscal 2003.

The income tax expense from continuing operations in fiscal 2004 totaled $1.9 million, or 29% of pretax profits, which compares with an income tax expense of $0.6 million, or 24% of pretax profits in fiscal 2003. The effective tax rates for fiscal 2004 and 2003 relate primarily to large R&D credits being applied to low pretax profits from continuing operations. The overall effective tax rate, including the tax effect of the discontinued operations, for fiscal years 2004 and 2003 was an income tax benefit of 42% and 38%, respectively.

We recorded a net loss of $3.4 million for fiscal 2004 as compared with a net loss of $10.6 million for fiscal 2003. On a diluted per share basis, the net loss was $0.19 per share for fiscal 2004 as compared with a net loss of $0.60 per share for fiscal 2003. The net loss for fiscal 2004 includes losses of $1.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $6.4 million, net of tax, related to the disposal of our discontinued TeraOptix unit. The charge related to the disposal of our discontinued TeraOptix unit was primarily due to the downward adjustments in our second and fourth fiscal quarters of 2004 in the fair market value of our vacant facility in Westborough, Massachusetts. The fourth quarter charge represents our decision to market the property as general manufacturing space in contrast to marketing the property with clean room laboratory space. The net loss for fiscal 2003 includes losses of $2.5 million related to the operations of our discontinued TeraOptix unit and charges of $9.7 million related to the disposal of our discontinued TeraOptix unit. The earnings from continuing operations for fiscal 2004 was $4.2 million, or $0.23 per diluted share, as compared with earnings from continuing operations of $1.6 million, or $0.09 per diluted share, for fiscal 2003.

Backlog at June 30, 2004 totaled $54.8 million, an increase of $17.6 million, or 47%, from $37.2 million at June 30, 2003. The year-end fiscal 2004 backlog consisted of $33.1 million, or 60%, in the semiconductor segment and $21.7 million, or 40%, in the industrial segment. Orders for fiscal 2004 totaled $134.2 million. Orders by segment for fiscal 2004 consisted of $79.6 million, or 59%, in the semiconductor segment and $54.6 million, or 41%, in the industrial segment. The increase in the backlog is primarily related to an increase in both domestic and Japan region orders. Domestic orders were driven by large custom optics and optical assembly orders, as well as an increase in orders received by our applied optics group. Orders in Japan increased as we diversified our customer base in the region, coupled with an increase in product orders from Canon. We currently have $7.7 million of flat panel system orders in backlog at June 30, 2004 as compared with $2.7 million at June 30, 2003.

Fiscal 2003 Compared with Fiscal 2002

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

Selling, general, and administrative expenses ("SG&A") in fiscal 2003 amounted to $20.3 million, a decrease of $1.6 million, or 7%, from fiscal 2002. SG&A as a percentage of net sales in fiscal 2003 was 20%, as compared to 27% in fiscal 2002. The decrease in SG&A for fiscal 2003 is primarily related to SG&A costs eliminated after the sale of the Automation Systems Group in December 2001 and a reduction in selling expenses, including commissions to outside sales representatives and personnel costs.

Research and development expenses ("R&D") in fiscal 2003 totaled $12.7 million, a decrease of $5.0 million, or 28%, from $17.7 million in the comparable prior year period. R&D as a percentage of net sales in fiscal 2003 was 12%, as compared to 22% in fiscal 2002. The decrease was primarily related to the completion of several large research and development projects in the semiconductor segment in fiscal 2002 and the transfer of engineering resources to revenue producing projects in fiscal 2003.

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

                           RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $57.3 million (49% of net sales), $52.8 million (51% of net sales), and $17.6 million (22% of net sales), for the years ended June 30, 2004, 2003, and 2002, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms customarily given to distributors. Revenues generated from a development contract with Canon are recorded on a cost-plus basis. At June 30, 2004 and 2003, there was approximately, in the aggregate, $10.9 million and $4.0 million, respectively, of trade accounts receivable from Canon.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004 we signed a preliminary agreement to begin further add-on work, with a definitive agreement anticipated to be signed later in the fall. Since the inception of these developmental services, we have recognized revenue of $36.3 million on both the original contract and subsequent add-on work, with $16.1 million and $18.8 million of revenue being recorded in fiscal 2004 and fiscal 2003, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, working capital was $58.5 million, a decrease of $8.4 million from the $66.9 million at June 30, 2003. We maintained cash, cash equivalents, and marketable securities at June 30, 2004 totaling $34.4 million. This represents a decrease of $18.5 million from June 30, 2003. The decrease was primarily due to the payoff of the Westborough facility mortgage ($11.0 million), payment on the related interest rate swap ($1.1 million), and an increase in receivables ($13.4 million) and inventory ($2.8 million) due to increased sales volume. The decrease was partially offset by an increase in accounts payable and accrued expenses ($7.3 million).

We have recently announced that we entered into an agreement to sell our vacant Westborough, Massachusetts, facility. The sale transaction, anticipated to be completed in the fall of 2004, is expected to generate approximately $2.0 million in cash, net of selling expenses.

There were no borrowings outstanding under our $3.0 million bank line of credit at June 30, 2004.

Acquisitions of property, plant, and equipment were $7.6 million for fiscal 2004 as compared with $5.0 million for fiscal 2003, primarily reflecting new purchases of equipment for the Middlefield factory. We are currently constructing an 18,000 square foot addition to our Middlefield facility which is expected to cost approximately $2.8 million.

Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

                             CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                       Payments Due By Period
                                       (Dollars in millions)
                       -----------------------------------------------------
                               Less than                           More than
                       Total     1 year    1-3 years   3-5 years    5 years
                       -----   ---------   ---------   ---------   ---------
Operating leases       $ 2.6     $1.6         $1.0        $--         $--
Purchase obligations    10.5      3.0          7.5         --          --
                       -----     ----         ----        ---         ---
   Total               $13.1     $4.6         $8.5        $--         $--
                       -----     ----         ----        ---         ---

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Industry Concentration and Cyclicality

Our business is significantly dependent on capital expenditures and component requirements for manufacturers in the semiconductor industry. This industry is cyclical and has historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to be dependent on the capital expenditures in this industry which, in turn, is largely dependent on the market demand in the semiconductor markets.

Costs of Discontinued Operations

We have exited the telecommunications segment of our business and closed the TeraOptix facility in Westborough, Massachusetts. The mortgage note and related swap were paid off in December 2003 for $11.0 million and $1.1 million, respectively. The value of the facility is estimated at $2.0 million, net of estimated selling expenses, based upon the purchase and sale agreement entered into in August 2004. Until the closing of the sale transaction, scheduled for the fall of 2004, we will continue to pay various carrying costs associated with the facility.

Customer Concentration; Relationship with Canon

During fiscal 2004, 2003, and 2002, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, "Canon"), our largest customer in those periods, accounted for 49%, 51%, and 22% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant percentage of our net sales for the foreseeable future. Canon is an original investor in our company, the owner at June 30, 2004 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Revenues Derived From International Sales and Foreign Operations

We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the Americas (primarily the United States) accounted for 71%, 70%, and 53% of our net sales in each of the fiscal years ended June 30, 2004, 2003, and 2002, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively impact international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2004, approximately 11% of our sales were in foreign currency. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales to Japanese customers denominated in yen. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

Risks Associated with Acquisitions

Our growth strategy includes expanding our products and services, and we may seek acquisitions to expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management's attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

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

Quarterly Fluctuations

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as: the effect of our acquisitions and consequent integration; budgeting cycles of our customers; the size, timing, and recognition of revenue from significant orders; increased competition; our ability to develop innovative products; the timing of new product releases by us or our competitors; market acceptance of our products; changes in our and our competitors' pricing policies; changes in operating expenses and personnel changes; changes in our business strategy; and general economic factors.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. In future periods our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

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

Dependence on Third-Party Suppliers

We are dependent on suppliers for raw materials and various electrical, mechanical, and optical supplies, including fiber and electronic components and modules. Although we enter, either directly or through our contract manufacturers, into purchase orders with our suppliers based on our forecasts, we do not have any guaranteed supply arrangements with these suppliers. Moreover, as our demand for supplies increases, we may not be able to obtain these supplies in a timely manner. If any relationship with a key supplier is terminated or if a supplier fails or is unable to provide reliable services or equipment and we are unable to reach suitable alternative solutions quickly, we may experience significant delays and additional costs in the manufacturing of our products. If our key suppliers cease manufacturing the supplies we require, if their manufacturing operations are interrupted for any significant amount of time, or if they are unable or unwilling to supply us for any other reason, including capacity restraints, then we may be at least temporarily unable to obtain these supplies, thus exposing us to significant delays and additional costs. Currently there are only a limited number of companies that are capable of supplying optical materials in the quantity and of the quality we require.

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

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins may be negatively impacted and we may have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer's requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be adversely affected. Our long sales cycles also may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

Prediction of Manufacturing Requirements

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower net sales. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our product order history to help determine our requirements for components and materials. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time. If we underestimate our requirements, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and net sales. If we overestimate our requirements, we could have excess inventory of parts. In addition, delays in the manufacturing of our products could cause us to lose orders or customers.

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

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and marketable securities including institutional money market funds (which may include commercial paper, certificates of deposit, and U.S. treasury securities), government agency securities, and corporate bonds. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

Fair value of investments as of June 30, 2004 maturing in:
($ in millions)

                                    2005   2006   2007   2008   2009
                                    ----   ----   ----   ----   ----
Cash equivalents
   Fixed rate                       $9.6   $ --   $ --   $ --    $--
   Weighted average interest rate    1.8%    --     --     --     --

Marketable securities
   Fixed rate                       $8.4   $2.4   $4.2   $1.8    $--
   Weighted average interest rate    2.1%   1.9%   2.6%   2.8%    --

Exchange Rate Sensitivity

Approximately 89% of our fiscal 2004 sales were in U.S. dollars. At June 30, 2004, our backlog included orders in U.S. dollars of $51.6 million, or 94% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers.

The majority of our foreign currency transactions and foreign operations are in the euro and Japanese yen. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this Item begin on Page F-1 of this Annual Report on Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

ZYGO maintains "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15 or 15d-15, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to ZYGO is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information concerning executive officers which is set forth in
Part I of this Annual Report, information required by this item will be included under the captions "Election of Board of Directors", "Committees of the Board of Directors", and "Other Agreements and Other Matters" in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company's 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in our Proxy Statement under the captions "Election of Board of Directors," "Equity Compensation Plan Information," and "Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be included in our Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our Proxy Statement under the caption "Relationship with Independent Public Accountants" and is incorporated herein by reference.

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

     10.14 Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson (Exhibit 10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

     10.15 Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company's stockholders on November 17, 1999 (Exhibit to the Company's Definitive Proxy Statement for its year ended June 30, 1999)*

     10.16 Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti (Exhibit 10.22 to the Company's Annual Report on Form 10-K405 for its year ended June 30, 2000)*

     10.17 Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

     10.18 Employment agreement dated May 5, 2000, between Zygo Corporation and John Berg (Exhibit 10.01(e)(1) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

     10.19 Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

     10.20 Promissory Note to the amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.26 to the Company's Annual Report on Form 10K 405 for its year ended June 30, 2001)*

     10.21 Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.21 to the Company's Annual Report on Form 10K for its year ended
               June 30, 2002)*

     10.22 Amended and restated credit agreement dated November 22, 2001 between Zygo Corporation and Fleet National Bank (Exhibit 10.22 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*

     10.23 Amended and restated credit agreement dated June 26, 2002 between Zygo Corporation and Fleet National Bank (Exhibit 10.23 to the Company's Annual Report on Form 10K for its year ended
               June 30, 2002)*

     10.24 Subcontract B514527 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated April 14, 2001 (Exhibit 10.24 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*

     10.25 Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company's Annual Report on Form 10K for its year ended
               June 30, 2002)*

     10.26 Development Agreement dated September 11, 2002, between Zygo Corporation and Canon, Inc. (Exhibit 99.2 to the Company's Current Reports on Form 8-K dated September 17, 2002)*

     10.27 Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company's Current Reports on Form 8-K dated
               October 22, 2002)*

     10.28 Master Reaffirmation and Amendment No. 3 to Loan Documents dated November 21, 2002, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 27, 2002)*

     10.29 Master Reaffirmation and Amendment No. 4 to Loan Documents dated December 18, 2003, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 26, 2003)*

     10.30 Offer Letter dated February 10, 2004 between Zygo Corporation and Walter Shephard.

     14.1 Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004)*

     21.       Subsidiaries of Registrant

     23.       Consent of Independent Registered Public Accounting Firm

     24.       Power of Attorney (included in the signature page)

     31.1      Certification of Chief Executive Officer under Rule 13a-14(a)

     31.2      Certification of Chief Financial Officer under Rule 13a-14(a)

     32.1      Certification of Chief Executive Officer and Chief Financial
               Officer

     Exhibit numbers 10.9, 10.11, 10.14, 10.15, 10.16, 10.18, 10.19, and 10.30,
     are management contracts, compensatory plans or arrangements.

* Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ZYGO CORPORATION
   --------------------------------
            Registrant


By /s/ Walter A. Shephard                                Date September 13, 2004
   --------------------------------                           ------------------
   Walter A. Shephard
   Vice President, Finance, Chief
   Financial Officer, and Treasurer

                                POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints J. Bruce Robinson and Walter A. Shephard, jointly and severally, his attorneys-in-fact, each with the power of substitution, for each of them in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney's-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ J. Bruce Robinson            Chairman, President, and Chief      Date September 13, 2004
------------------------------   Executive Officer
J. Bruce Robinson


/s/ Walter A. Shephard           Vice President, Finance, Chief      Date September 13, 2004
------------------------------   Financial Officer, and Treasurer
Walter A. Shephard


/s/ Carl A. Zanoni               Senior Vice President, Technology   Date September 13, 2004
------------------------------   and Director
Carl A. Zanoni


/s/ Eugene G. Banucci            Director                                 September 13, 2004
------------------------------
(Eugene G. Banucci)


/s/ Youssef A. El-Mansy          Director                                 September 13, 2004
------------------------------
(Youssef A. El-Mansy)


/s/ Paul F. Forman               Director                                 September 13, 2004
------------------------------
(Paul F. Forman)


/s/ Samuel H. Fuller             Director                                 September 13, 2004
------------------------------
(Samuel H. Fuller)


/s/ Seymour E. Liebman           Director                                 September 13, 2004
------------------------------
(Seymour E. Liebman)


/s/ Robert G. McKelvey           Director                                 September 13, 2004
------------------------------
(Robert G. McKelvey)


/s/ Robert B. Taylor             Director                                 September 13, 2004
------------------------------
(Robert B. Taylor)


/s/ Bruce W. Worster             Director                                 September 13, 2004
------------------------------
(Bruce W. Worster)

                 ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Index to Financial Statements and Schedule

    Page
-----------
F-2           Report of Independent Registered Public Accounting Firm

F-3           Consolidated balance sheets at June 30, 2004 and 2003

F-4           Consolidated statements of operations for the years ended June 30, 2004, 2003, and 2002

F-5           Consolidated statements of stockholders' equity for the years ended June 30, 2004, 2003, and 2002

F-6           Consolidated statements of cash flows for the years ended June 30, 2004, 2003, and 2002

F-7 to F-20   Notes to consolidated financial statements

F-21          Selected consolidated quarterly financial data for the years ended June 30, 2004 and 2003

              Consolidated Schedules

S-1           Report of Independent Registered Public Accounting Firm on Schedule II

S-2           Schedule II -Valuation and qualifying accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zygo Corporation:

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for impairment and disposal of long-lived assets effective July 1, 2002 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

KPMG LLP
Hartford, Connecticut
August 25, 2004

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

                                                                     June 30, 2004   June 30, 2003
                                                                     -------------   -------------
Assets
   Current assets:
      Cash and cash equivalents                                         $ 17,462        $ 31,209
      Marketable securities (note 3)                                       8,428          14,929
      Receivables (notes 4 and 18)                                        26,338          12,868
      Inventories (note 5)                                                21,547          18,444
      Prepaid expenses                                                     1,915           1,791
      Deferred income taxes (note 16)                                      3,999           5,179
      Assets from discontinued unit held for sale (notes 2 and 10)         2,012          11,899
                                                                        --------        --------
         Total current assets                                             81,701          96,319
                                                                        --------        --------
Marketable securities (note 3)                                             8,503           6,712
Property, plant, and equipment, net (note 6)                              27,433          26,648
Deferred income taxes (note 16)                                           31,738          26,364
Intangible assets, net (notes 7)                                           4,999           4,464
Other assets                                                               1,078             561
                                                                        --------        --------
Total assets                                                            $155,452        $161,068
                                                                        ========        ========

Liabilities and Stockholders' Equity
   Current liabilities:
      Current portion of long-term debt (note 10)                       $     --        $ 11,374
      Accounts payable                                                    10,384           5,254
      Accrued progress payments (note 18)                                    615           2,319
      Accrued salaries and wages                                           5,794           3,612
      Interest rate swap liability (note 10)                                  --           1,435
      Other accrued expenses (note 9)                                      4,389           3,694
      Income taxes payable                                                 2,038           1,750
                                                                        --------        --------
         Total current liabilities                                        23,220          29,438
                                                                        --------        --------
Long-term debt (note 10)                                                      --              --
Other long-term liabilities (note 2)                                         350             609
Minority interest                                                          1,238           1,161
                                                                        --------        --------
Total liabilities                                                         24,808          31,208
                                                                        --------        --------
Commitments (notes 9 and 11)

Stockholders' equity (notes 13, 14, and 15):
   Common stock, $ .10 par value per share:
      40,000,000 shares authorized (40,000,000 in 2003);
      18,332,933 shares issued (18,042,917 in 2003);
      17,885,728 shares outstanding (17,595,712 in 2003)                   1,833           1,804
   Additional paid-in capital                                            141,151         138,333
   Retained earnings (deficit)                                            (5,996)         (2,589)
   Accumulated other comprehensive income (loss):
      Currency translation effects                                        (1,119)         (1,623)
      Net unrealized loss on swap agreement (note 10)                         --            (914)
      Net unrealized gain on marketable securities (note 3)                   62             136
                                                                        --------        --------
                                                                         135,931         135,147
   Less treasury stock, at cost; 447,205 common shares
      (447,205 shares in 2003)                                             5,287           5,287
                                                                        --------        --------
      Total stockholders' equity                                         130,644         129,860
                                                                        --------        --------
Total liabilities and stockholders' equity                              $155,452        $161,068
                                                                        ========        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)

                                                           Fiscal Year Ended June 30,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
Net sales (notes 18 and 19)
      Products                                           $100,585   $ 83,798   $ 78,877
      Development services                                 16,057     18,779      1,391
                                                         --------   --------   --------
                                                          116,642    102,577     80,268
                                                         --------   --------   --------
Cost of goods sold
      Products                                             61,044     52,202     51,666
      Development services                                 12,533     14,930      1,139
                                                         --------   --------   --------
                                                           73,577     67,132     52,805
                                                         --------   --------   --------
      Gross profit                                         43,065     35,445     27,463

Selling, general, and administrative expenses              24,280     20,424     22,685
Research and development                                   13,011     12,659     17,696
Automation Systems Group exit costs (note 2)                  315        352      1,856
                                                         --------   --------   --------
      Operating profit (loss)                               5,459      2,010    (14,774)
                                                         --------   --------   --------
Gain on sale of Automation Systems Group (note 2)              --         --      6,142
                                                         --------   --------   --------

Other income (expense):
      Interest income                                         795        943      1,605
      Miscellaneous income (expense), net                     169       (293)      (428)
                                                         --------   --------   --------
         Total other income                                   964        650      1,177
                                                         --------   --------   --------
         Earnings (loss) before income taxes and
            minority interest                               6,423      2,660     (7,455)

Income tax benefit (expense) (note 16)                     (1,863)      (626)     3,652
Minority interest                                            (312)      (459)      (476)
                                                         --------   --------   --------
Earnings (loss) from continuing operations                  4,248      1,575     (4,279)
                                                         --------   --------   --------

Discontinued TeraOptix operations, net of tax (note 2)     (1,263)    (2,493)    (7,454)
Charges related to the disposal of TeraOptix,
   net of tax (note 2)                                     (6,392)    (9,652)         -
                                                         --------   --------   --------
      Loss from discontinued operations                    (7,655)   (12,145)    (7,454)
                                                         --------   --------   --------
Net earnings (loss)                                      $ (3,407)  $(10,570)  $(11,733)
                                                         ========   ========   ========
Basic - Earnings (loss) per share:
      Continuing operations                              $   0.24   $   0.09   $  (0.24)
                                                         ========   ========   ========
      Discontinued operations                            $  (0.43)  $  (0.69)  $  (0.43)
                                                         ========   ========   ========
      Net earnings (loss)                                $  (0.19)  $  (0.60)  $  (0.67)
                                                         ========   ========   ========

Diluted - Earnings (loss) per share:
      Continuing operations                              $   0.23   $   0.09   $  (0.24)
                                                         ========   ========   ========
      Discontinued operations                            $  (0.42)  $  (0.69)  $  (0.43)
                                                         ========   ========   ========
      Net earnings (loss)                                $  (0.19)  $  (0.60)  $  (0.67)
                                                         ========   ========   ========

Weighted average number of shares:
      Basic                                                17,802     17,539     17,414
                                                         ========   ========   ========
      Diluted                                              18,221     17,696     17,414
                                                         ========   ========   ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)

                                                                                      Accum.
                                                                                      Other
                                                                Comp.     Retained    Comp.
                                                                Income    Earnings    Income   Common   Treasury    Paid-In
                                                      Total     (Loss)   (Deficit)    (Loss)    Stock     Stock     Capital
                                                    --------   -------   ---------   -------   ------   --------   --------
Balance at June 30, 2001                            $149,139              $ 19,714   $(1,718)  $1,780    $(5,017)  $134,380
Comprehensive income (loss)
   Net loss                                          (11,733)  (11,733)    (11,733)
                                                               -------
   Other comprehensive income (loss),
      net of tax
         Unrealized loss on marketable securities        (21)      (21)
         Unrealized loss on swap agreement              (546)     (546)
         Foreign currency translation effect             417       417
                                                               -------
   Other comprehensive loss                                       (150)                 (150)
                                                               -------
Comprehensive loss                                             (11,883)
                                                               =======
Repurchased common stock adjustment                     (270)                                               (270)
Non-cash compensation charges
   related to stock options                               83                                                             83
Employee stock purchase                                1,098                                        8                 1,090
Exercise of employee stock options
   and related tax effect                              1,838                                        1                 1,837
                                                    --------              --------   -------   ------    -------   --------
Balance at June 30, 2002                            $140,005              $  7,981   $(1,868)  $1,789    $(5,287)  $137,390
Comprehensive income (loss)
   Net loss                                          (10,570)  (10,570)    (10,570)
                                                               -------
   Other comprehensive income (loss),
      net of tax
         Unrealized gain on marketable securities        120       120
         Unrealized loss on swap agreement              (399)     (399)
         Foreign currency translation effect            (254)     (254)
                                                               -------
   Other comprehensive loss                                       (533)                 (533)
                                                               -------
Comprehensive loss                                             (11,103)
                                                               =======
Non-cash compensation charges
   related to stock options                               70                                                             70
Employee stock purchase                                  731                                       12                   719
Exercise of employee stock options
   and related tax effect                                157                                        3                   154
                                                    --------              --------   -------   ------    -------   --------
Balance at June 30, 2003                            $129,860              $ (2,589)  $(2,401)  $1,804    $(5,287)  $138,333
Comprehensive income (loss)
   Net loss                                           (3,407)   (3,407)     (3,407)
                                                               -------
   Other comprehensive income (loss),
      net of tax
         Unrealized loss on marketable securities        (74)      (74)
         Reclassification adjustment for loss
            on swap agreement included in
            net loss                                     914       914
         Foreign currency translation effect             504       504
                                                               -------
   Other comprehensive income                                    1,344                 1,344
                                                               -------
Comprehensive loss                                              (2,063)
                                                               =======
Non-cash compensation charges
   related to stock options                              269                                                            269
Tax benefit for deductible expenses charged
   to equity                                             474                                                            474
Employee stock purchase                                  578                                        9                   569
Exercise of employee stock options
   and related tax effect                              1,526                                       20                 1,506
                                                    --------              --------   -------   ------    -------   --------
Balance at June 30, 2004                            $130,644              $ (5,996)  $(1,057)  $1,833    $(5,287)  $141,151
                                                    ========              ========   =======   ======    =======   ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

                                                                           Fiscal Year Ended June 30,
                                                                         ------------------------------
                                                                           2004       2003       2002
                                                                         --------   --------   --------
Cash provided by (used for) operating activities:
   Net loss                                                              $ (3,407)  $(10,570)  $(11,733)
   Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:
      Loss from discontinued operations                                     7,655     12,145      7,454
      Depreciation and amortization                                         5,717      5,623      6,098
      Gain on sale of Automation Systems Group                                 --         --     (6,142)
      Loss on disposal and impairment of assets                               525        489      2,320
      Deferred income taxes                                                  (233)      (236)    (1,336)
      Other non-cash items                                                    192         70         83
      Changes in operating accounts:
         Receivables                                                      (13,401)     7,528      2,681
         Costs in excess of billings                                           --         --       (690)
         Inventories                                                       (2,796)     4,353       (568)
         Prepaid expenses                                                    (122)      (367)      (131)
         Accounts payable, accrued expenses and taxes payable               7,310      2,721     (7,801)
         Minority interest                                                    312        459        476
                                                                         --------   --------   --------
      Net cash provided by (used for) continuing operations                 1,752     22,215     (9,289)
      Net cash used for discontinued operations                            (1,944)    (4,607)    (8,470)
                                                                         --------   --------   --------
      Net cash provided by (used for) operating activities                   (192)    17,608    (17,759)
                                                                         --------   --------   --------
Cash used for investing activities:
   Additions to property, plant, and equipment                             (7,585)    (5,037)   (11,381)
   Purchase of marketable securities                                       (8,533)   (15,842)    (8,001)
   Additions to intangibles and other assets                               (1,138)      (957)      (493)
   Proceeds from the sale of assets                                            --         --        673
   Proceeds from sale of Automation Systems Group,
      net of cash sold ($88)                                                   --         --     12,077
   Restricted cash with interest from sale of Automation Systems Group         --      1,225     (1,225)
   Proceeds from the sale of marketable securities                          1,001         --      4,248
   Proceeds from maturity of marketable securities                         12,125      3,075      2,155
                                                                         --------   --------   --------
      Net cash used for continuing operations                              (4,130)   (17,536)    (1,947)
      Net cash provided by (used for) discontinued operations                  80      2,841     (6,259)
                                                                         --------   --------   --------
      Net cash used for investing activities                               (4,050)   (14,695)    (8,206)
                                                                         --------   --------   --------
Cash provided by (used for) financing activities:
   Dividend payments to minority interest                                    (235)      (268)      (469)
   Employee stock purchase                                                    578        731      1,098
   Exercise of employee stock options                                       1,526        157      1,838
   Repurchase of common stock                                                  --         --       (270)
                                                                         --------   --------   --------
      Net cash provided by continuing operations                            1,869        620      2,197
      Net cash used for discontinued operations                           (11,374)      (837)      (349)
                                                                         --------   --------   --------
      Net cash provided by (used for) financing activities                 (9,505)      (217)     1,848
                                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents                      (13,747)     2,696    (24,117)
Cash and cash equivalents, beginning of year                               31,209     28,513     52,630
                                                                         --------   --------   --------
Cash and cash equivalents, end of year                                   $ 17,462   $ 31,209   $ 28,513
                                                                         ========   ========   ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004, 2003, and 2002
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("ZYGO," "we," "us," "our" or "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents

We consider cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.

Marketable Securities

We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities primarily consist of corporate bonds, government agency securities, and tax-exempt bonds. All securities held by us at June 30, 2004 and 2003, were classified as held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses, and a current expectation that, more likely than not, a long-lived asset will be disposed of significantly before the end of its estimated useful life.

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

Revenue Recognition

We recognize revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

Research and Development

Research and development costs are expensed as incurred.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                              June 30, 2004   June 30, 2003   June 30, 2002
                                              -------------   -------------   -------------
Weighted average shares outstanding             17,802,000      17,539,000      17,414,000
Dilutive effect of stock options                   419,000         157,000              --
                                                ----------      ----------      ----------
Diluted weighted average shares outstanding     18,221,000      17,696,000      17,414,000
                                                ----------      ----------      ----------

For the fiscal year ended June 30, 2002, the Company recorded a net loss from continuing operations. Due to the net loss from continuing operations, stock options of 319,000 for the fiscal year ended 2002 were excluded from the computation because of the anti-dilutive effect on earnings per share.

Stock Based Compensation

We have three stock-based compensation plans, which are described in note 14. We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement.

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

                                              June 30,   June 30,   June 30,
                                                2004       2003       2002
                                              --------   --------   --------
Net earnings (loss), as reported              $(3,407)   $(10,570)  $(11,733)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                  (5,786)     (5,209)    (8,896)
                                              -------    --------   --------
Pro forma net earnings (loss)                 $(9,193)   $(15,779)  $(20,629)
                                              =======    ========   ========

Net earnings (loss) per share
   Basic - as reported                        $ (0.19)   $  (0.60)  $  (0.67)
                                              =======    ========   ========
   Basic - pro forma                          $ (0.52)   $  (0.90)  $  (1.18)
                                              =======    ========   ========

   Diluted - as reported                      $ (0.19)   $  (0.60)  $  (0.67)
                                              =======    ========   ========
   Diluted - pro forma                        $ (0.50)   $  (0.90)  $  (1.18)
                                              =======    ========   ========

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

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, long-lived assets, income taxes, and warranty obligations. Actual results could differ from those estimates.

Reclassifications

Certain amounts included in the consolidated financial statements for the prior years have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In January and December 2003, the FASB Issued Financial Interpretation No ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 is effective for all variable interest entities created or acquired prior to February 1, 2003 for the first reporting period ended after March 15, 2004. The adoption of FIN 46 did not have an impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have an affect on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Generally, the statement is effective for financial instruments entered into or modified after November 5, 2003 and is otherwise effective for the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an affect on our consolidated results of operations or financial position.

The FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which expands financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. The adoption of SFAS No. 132 (revised) did not have an affect on our results of operations or financial position.

NOTE 2: DIVESTITURES AND DISCONTINUED OPERATIONS

On December 12, 2001, we sold our Automation Systems Group in Longmont, Colorado, to Brooks Automation, Inc. of Chelmsford, Massachusetts, in a cash transaction, for $12,165. Substantially all of the assets were sold to Brooks and substantially all of the liabilities were assumed by Brooks. The gain on the sale was $6,142 before related exit costs of $1,856 to be paid from the proceeds, inventory write-downs of $808, and tax expense of $1,322. In fiscal 2004 and 2003, we recorded an additional $315 and $352, respectively, of charges related to the remaining term on the lease of space formerly occupied by the Automation Systems Group.

In September 2002, we committed to a planned disposition of our TeraOptix business unit ("TeraOptix"). During fiscal 2003, we recorded an after-tax loss of $9,652, net of a tax benefit of $5,101 for charges related to the disposal of TeraOptix. During fiscal 2004, we recorded additional charges related to the disposal of TeraOptix of $6,392, net of tax of $3,425, primarily related to impairment charges on the vacant facility previously used by the TeraOptix unit. In December 2003, we paid off the remaining mortgage debt of $10,955 on the facility. The mortgage debt had carried interest at 7.5% per annum at the time of repayment, and required monthly principal payments of $70, plus interest, until April 2007 and a balloon payment of $8,200 in May 2007. In connection with the debt repayment, the Company also paid the balance of a related interest rate swap agreement of $1,109. This payment resulted in an additional charge to discontinued TeraOptix operations, recorded net of tax. Prior to the payment, in accordance with SFAS No. 133, as amended, the swap liability was recorded with a corresponding debit, net of tax, to stockholders' equity. The aggregate payment of $12,064 on the mortgage debt ($10,955) and swap agreement ($1,109) was funded from the Company's available cash and marketable securities.

Subsequent to the balance sheet date, we announced in August 2004 that we have entered into an agreement to sell our vacant Westborough, Massachusetts, facility. The sales transaction, anticipated to be completed in the fall of 2004, is expected to generate approximately $2,000 in cash, net of selling expenses.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying consolidated statements of operations as discontinued operations, net of tax, for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                                    June 30,   June 30,   June 30,
                                                                                      2004       2003       2002
                                                                                    --------   --------   --------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                                   $ (7,655)  $(12,145)  $(7,454)
Depreciation and amortization                                                             --         --     1,153
Loss on sale and impairment of assets                                                  9,817     13,070        --
Deferred income taxes                                                                 (4,104)    (6,506)   (3,685)
Receivables                                                                               --        845     1,294
Inventories                                                                               --        815      (159)
Prepaid expenses                                                                          (2)        20        59
Accounts payable and accrued expenses                                                     --       (706)      322
                                                                                    --------   --------   -------
Net cash used for operating activities from discontinued operations                 $ (1,944)  $ (4,607)  $(8,470)
                                                                                    --------   --------   -------

Cash flow from investing activities from discontinued operations:
Additions to property, plant, and equipment                                         $     --   $     --   $(6,259)
Proceeds from sale of assets                                                              80      2,841        --
                                                                                    --------   --------   -------
Net cash provided by (used for) investing activities from discontinued operations   $     80   $  2,841   $(6,259)
                                                                                    --------   --------   -------

Cash flow from financing activities from discontinued operations:
Payments of long-term debt                                                          $(11,374)  $   (837)  $  (349)
                                                                                    --------   --------   -------
Net cash used for financing activities from discontinued operations                 $(11,374)  $   (837)  $  (349)
                                                                                    --------   --------   -------

NOTE 3: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate bonds, government agency securities and tax-exempt bonds issued by various federal, state and municipal agencies for both 2004 and 2003. Marketable securities at June 30, 2004 and 2003 are reported at cost. The gross unrealized gains on marketable securities of $90 and $213 at June 30, 2004 and 2003, respectively, are shown net of their related tax effects, resulting in balances of $62 and $136, respectively, as a separate component of stockholders' equity. As of June 30, 2003, we transferred our marketable securities from available-for-sale to held-to-maturity. Accordingly, the gross unrealized gains, net of tax, of $62 in stockholders' equity remaining as of June 30, 2004 will continue to be amortized over the remaining life of the securities. Amortization expense related to marketable securities was $43 and $49 in fiscal 2004 and 2003, respectively. During fiscal 2004, we sold four securities totaling $1,001 that were classified as held to maturity. We sold these securities in order to comply with changes in our investment policy. The gain realized on the sale of these securities was $13.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized holding gains (losses), and fair value of held-to-maturity securities at June 30, 2004 and 2003 were as follows:

                                           Gross        Gross
                                        Unrealized   Unrealized
                            Amortized     Holding      Holding      Fair
                               Cost       Gains        Losses      Value
                            ---------   ----------   ----------   -------
At June 30, 2004
Corporate, federal, state
and local municipal bonds    $16,931        $ 3         $172      $16,762
                             =======        ===         ====      =======

At June 30, 2003
Corporate, federal, state
and local municipal bonds    $21,641        $--         $ --      $21,641
                             =======        ===         ====      =======

Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2004 and 2003:

                                           June 30, 2004         June 30, 2003
                                        -------------------   -------------------
                                        Amortized    Fair     Amortized    Fair
                                           Cost      Value      Cost       Value
                                        ---------   -------   ---------   -------
Due within one year                      $ 8,428    $ 8,419    $14,929    $14,929
Due after one year through five years      8,503      8,343      6,712      6,712
                                         -------    -------    -------    -------
                                         $16,931    $16,762    $21,641    $21,641
                                         =======    =======    =======    =======

NOTE 4: ACCOUNTS RECEIVABLE

At June 30, 2004 and 2003, accounts receivable were as follows:

                                       June 30, 2004   June 30, 2003
                                       -------------   -------------
Trade (note 18)                           $26,383        $12,284
Other                                         662            921
                                          -------        -------
                                           27,045         13,205
Allowance for doubtful accounts              (707)          (337)
                                          -------        -------
                                          $26,338        $12,868
                                          =======        =======

NOTE 5: INVENTORIES

At June 30, 2004 and 2003, inventories were as follows:

                                       June 30, 2004   June 30, 2003
                                       -------------   -------------
Raw materials and manufactured parts      $11,155         $10,103
Work in process                             9,794           7,816
Finished goods                                598             525
                                          -------         -------
                                          $21,547         $18,444
                                          =======         =======

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2004 and 2003, property, plant, and equipment, at cost, were as follows:

                                                                              Estimated
                                                                             Useful Life
                                             June 30, 2004   June 30, 2003     (Years)
                                             -------------   -------------   -----------
Land                                           $    615        $    615           --
Building and Improvements                        11,941          11,355         15-40
Machinery, Equipment, and office furniture       40,602          39,545          3-8
Leasehold improvements                              657             166          1-5
Construction in progress                          3,917           2,222           --
                                               --------        --------
                                                 57,732          53,903
Less accumulated depreciation                   (30,299)        (27,255)
                                               --------        --------
                                               $ 27,433        $ 26,648
                                               ========        ========

Depreciation expense for the fiscal years ended June 30, 2004, 2003, and 2002 was $5,225, $5,325, and $5,335, respectively.

NOTE 7: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2004 and 2003 were as follows:

                           June 30, 2004   June 30, 2003
                           -------------   -------------
Intangible assets             $ 6,759         $ 5,775
Accumulated amortization       (1,760)         (1,311)
                              -------         -------
                              $ 4,999         $ 4,464
                              =======         =======

Intangible amortization expense was $449 for the fiscal year ended June 30, 2004 and is estimated to be approximately $450 in fiscal years 2005-2009. Intangible amortization expense for the fiscal years ended June 30, 2003 and 2002 was $249 and $763, respectively, which included goodwill amortization of $263 in fiscal 2002. As of June 30, 2002, the Company's goodwill was fully amortized. Amortization expense related to certain intangible assets is included in cost of goods sold in the consolidated statements of operations.

NOTE 8: BANK LINE OF CREDIT

We have a $3,000 unsecured bank line of credit bearing interest at our choice of either the prime rate (4.00% at June 30, 2004) or the one month LIBOR rate plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The line of credit is available through November 18, 2004. At June 30, 2004 and 2003, no amounts were outstanding under the bank line of credit.

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

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the "Other accrued expenses" line item in the consolidated balance sheets:

                                                        June 30, 2004   June 30, 2003
                                                        -------------   --------------
Beginning balance                                          $ 1,215         $   830
Reductions for payments made                                (2,305)         (1,153)
Changes in accruals related to warranties issued in
   the current period                                        1,949           1,346
Changes in accrual related to pre-existing warranties          627             192
                                                           -------         -------
Ending balance                                             $ 1,486         $ 1,215
                                                           =======         =======

NOTE 10: LONG-TERM DEBT

In December 2003, we paid off the remaining mortgage debt of $10,955 on the facility and the interest rate swap agreement of $1,109. The mortgage debt had carried interest at 7.5% per annum at the time of repayment and required monthly principal payments of $70, plus interest, until April 2007 with a balloon payment of $8,200 in May 2007.

Interest payments on debt were $480, $1,021, and $1,158 in fiscal 2004, 2003, and 2002, respectively.

NOTE 11: LEASES

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2008. Total lease expense, net, charged to operations was $1,720 in 2004, $1,453 in 2003, and $1,603 in 2002. At June 30, 2004, the minimum future lease commitments, including vacant facilities, under noncancellable leases payable over the remaining lives of the leases, net of sublease rentals, are as follows:

                                     Minimum
                                  Future Lease
Year ending June 30,               Commitments
-------------------------------   ------------
2005                                 $1,627
2006                                    840
2007                                     66
2008                                     18
                                     ------
   Total minimum lease payments      $2,551
                                     ======

NOTE 12: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a contribution to our 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 15% of their compensation, as defined. We may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2004, 2003, and 2002, amounted to $1,186, $359, and $476, respectively.

NOTE 13: STOCK COMPENSATION PLANS

As of June 30, 2004, we have three stock-based compensation plans, which are described below (see note 14). In accordance with SFAS No. 123, a table illustrating the effect on net earnings (loss) per share as if the Black-Scholes fair value method had been applied to all stock options is presented in note 1.

The fair value of these options at the date of grant was estimated with the following weighted-average assumptions for 2004, 2003 and 2002:

                              June 30,    June 30,    June 30,
                                2004        2003        2002
                             ---------   ---------   ---------
Risk free rate of interest      3.9%        2.9%        4.3%
Dividend yield                    0%          0%          0%
Volatility factor                80%         74%         76%
Expected life of option      4.5 years   4.5 years   4.5 years

Weighted average fair values at date of grant for options granted during fiscal 2004, 2003, and 2002 were $6.55, $3.86, and $7.91, respectively.

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

NOTE 14: STOCK OPTION PLANS

Employee Stock Option Plan

The Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan permitted the granting of non-qualified options to purchase a total of 4,850,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. There are no shares available for future grant under this plan, as the Plan expired on September 3, 2002. Options generally become exercisable at the rate of 25% of the shares each year commencing one year after the date of grant.

                                          June 30, 2004
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year    1,486,426       $36.338
Granted                                    --       $    --
Exercised                             (89,101)      $ 7.607
Expired or canceled                   (46,653)      $56.853
                                    ---------       -------
Outstanding at end of year          1,350,672       $37.525
                                    =========       =======

                                          June 30, 2003
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year   1,950,719        $44.527
Granted                              247,875        $ 6.538
Exercised                            (34,124)       $ 1.993
Expired or canceled                 (678,044)       $50.730
                                   ---------        -------
Outstanding at end of year         1,486,426        $36.338
                                   =========        =======

                                          June 30, 2002
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year   1,778,308        $50.223
Granted                              325,075        $12.870
Exercised                             (2,125)       $10.425
Expired or canceled                 (150,539)       $44.774
                                   ---------        -------
Outstanding at end of year         1,950,719        $44.527
                                   =========        =======

Non-Employee Director Stock Option Plan

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of the Company or any of its subsidiaries) was granted options to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted options to purchase 3,000 shares of common stock on an annual basis. All options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009. There are 99,000 shares available for future grant under the plan as of June 30, 2004. The Company does not intend to grant further options under the Non-Employee Director Stock Option Plan. The Company granted stock options in fiscal 2004 to non-employee directors from the 2002 Equity Incentive Plan.

                                          June 30, 2004
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year     226,000        $13.744
Granted                                   --             --
Exercised                           (107,000)       $ 2.000
Expired or canceled                  (44,000)       $37.332
                                    --------        -------
Outstanding at end of year            75,000        $16.662
                                    ========        =======

                                          June 30, 2003
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year     195,000        $14.880
Granted                               34,000        $ 6.559
Exercised                             (3,000)       $ 6.150
Expired or canceled                       --        $    --
                                     -------        -------
Outstanding at end of year           226,000        $13.744
                                     =======        =======

                                          June 30, 2002
                                   ---------------------------
                                                   Weighted
                                                    Average
                                     Shares     Exercise Price
                                   ----------   --------------
Outstanding at beginning of year     182,000        $13.996
Granted                               23,000        $16.276
Exercised                            (10,000)       $ 2.000
Expired or canceled                       --        $    --
                                     -------        -------
Outstanding at end of year           195,000        $14.880
                                     =======        =======

2002 Equity Incentive Plan

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of incentive stock options, non-qualified stock options, or restricted stock to purchase a total of 1,500,000 shares of common stock. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in case of an incentive stock option, the exercise price may not be less than the fair market value per share on the date of grant. The Plan will expire on August 27, 2012. The Board of Directors may also amend the Plan to authorize the grant of other types of equity based awards, without further action by our stockholders. Non-employee directors are now granted options to purchase 6,000 shares of common stock on an annual basis and each new non-employee director is granted options to purchase 12,000 shares of common stock, generally, on their first day of service. These options generally vest over a four year period in quarterly increments.

                                         June 30, 2004
                                   -------------------------
                                                 Weighted
                                                  Average
                                    Shares    Exercise Price
                                   --------   --------------
Outstanding at beginning of year    72,063        $ 6.044
Granted                            435,350        $10.992
Exercised                           (3,975)       $ 6.518
Expired or canceled                (26,125)       $ 9.516
                                   -------        -------
Outstanding at end of year         477,313        $10.363
                                   =======        =======

                                        June 30, 2003
                                   -----------------------
                                               Weighted
                                                Average
                                   Shares   Exercise Price
                                   ------   --------------
Outstanding at beginning of year       --       $   --
Granted                            72,163       $6.044
Exercised                              --       $   --
Expired or canceled                  (100)      $6.051
                                   ------       ------
Outstanding at end of year         72,063       $6.044
                                   ======       ======

The following table summarizes information about all fixed stock options outstanding at June 30, 2004:

                               Options Outstanding                       Options Exercisable
                  --------------------------------------------   ----------------------------------
                                    Weighted
                      Number        Average
    Range of       Outstanding     Remaining       Weighted           Number            Weighted
    Exercise          as of       Contractual       Average      Exercisable as of       Average
     Prices       June 30, 2004       Life      Exercise Price     June 30, 2004     Exercise Price
---------------   -------------   -----------   --------------   -----------------   --------------
$ 2.00 - $ 2.00         4,000         0.2           $ 2.00               4,000           $ 2.00
$ 5.20 - $ 7.67       326,395         7.8           $ 6.50             119,063           $ 6.63
$ 7.90 - $11.75       521,125         7.4           $10.20             190,075           $10.55
$12.23 - $18.00       318,425         7.3           $14.02             190,283           $14.15
$18.37 - $27.00       226,547         6.2           $19.02             176,080           $19.10
$28.22 - $40.38         8,125         4.6           $33.28               6,975           $32.83
$42.44 - $63.44        55,300         4.2           $45.63              54,000           $45.61
$64.63 - $90.81       443,068         6.0           $85.42             337,491           $85.43
---------------     ---------         ---           ------           ---------           ------
$ 2.00 - $90.81     1,902,985         6.9           $29.88           1,077,967           $37.46
===============     =========         ===           ======           =========           ======

The following table summarizes information about all fixed stock options outstanding at June 30, 2003:

                               Options Outstanding                       Options Exercisable
                  --------------------------------------------   ----------------------------------
                                    Weighted
                      Number        Average
    Range of       Outstanding     Remaining       Weighted            Number           Weighted
    Exercise          as of       Contractual       Average      Exercisable as of       Average
     Prices       June 30, 2003       Life      Exercise Price     June 30, 2003     Exercise Price
---------------   -------------   -----------   --------------   -----------------   --------------
$ 2.00 - $ 2.00       141,000         1.2           $ 2.00            141,000            $ 2.00
$ 5.20 - $ 7.67       361,038         9.1           $ 6.48             46,000            $ 6.87
$ 7.90 - $11.75       214,000         5.5           $10.51            189,513            $10.56
$12.23 - $18.00       255,418         7.7           $13.63            103,706            $14.68
$18.64 - $27.38       267,883         6.8           $19.97            166,040            $20.62
$28.22 - $40.38         8,475         7.4           $32.10              4,625            $32.09
$42.44 - $63.44        54,750         6.6           $45.50             39,950            $45.29
$64.63 - $90.81       481,925         7.0           $85.23            252,968            $85.17
---------------     ---------         ---           ------            -------            ------
$ 2.00 - $90.81     1,784,489         6.8           $32.24            943,802            $32.90
===============     =========         ===           ======            =======            ======

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

In November 2000, we adopted a non-compensatory Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees who elect to participate have the ability to purchase common stock at a 15% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock that may be issued under the ESPP is 500,000. At June 30, 2004 and 2003, we had withheld $467 and $382, respectively, for the purchases of shares under this plan; and in July 2004 and 2003, issued shares of common stock of approximately 35,000 and 43,000, respectively.

NOTE 16: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

                                              Fiscal Year Ended June 30,
                                             ---------------------------
                                               2004      2003     2002
                                             -------   -------   -------
Earnings (loss) from continuing operations   $ 1,863   $   626   $(3,652)
Discontinued TeraOptix operations               (679)   (1,614)   (3,248)
Disposal of TeraOptix                         (3,425)   (5,101)       --
Amounts charged to stockholders' equity         (578)     (282)     (389)
                                             -------   -------   -------
                                             $(2,819)  $(6,371)  $(7,289)
                                             =======   =======   =======

Income tax expense (benefit) attributable to earnings (loss) from continuing operations consists of:

                            Fiscal Year Ended June 30,
                            --------------------------
                               2004    2003     2002
                             ------   -----   -------
Currently payable:
   Federal                   $  797   $  --   $(3,118)
   State                        160     138         4
   Foreign                      539     724       798
                             ------   -----   -------
                              1,496     862    (2,316)
                             ------   -----   -------
Deferred:
   Federal                    1,135    (238)   (1,336)
   State                       (603)      2        --
   Foreign                     (165)     --        --
                             ------   -----   -------
                                367    (236)   (1,336)
                             ------   -----   -------
Income tax (benefit) from
   continuing operations     $1,863   $ 626   $(3,652)
                             ======   =====   =======

Income tax refunds, net of payments, amounted to $377, $2,449, and $149 in fiscal 2004, 2003, and 2002, respectively.

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2004, 2003, and 2002 to earnings before income taxes for the following reasons:

                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                                    2004     2003     2002
                                                   ------   -----   -------
Computed "expected" tax expense
   (benefit)                                       $2,248   $ 931   $(2,609)
Increases (reductions) in taxes resulting from:
   State taxes, net of federal
     income tax benefit                              (288)    384        --
   Tax exempt interest income                          (4)     (5)      (29)
   Export tax incentives                             (111)    (81)       --
   Research credit                                   (307)   (822)   (1,126)
   Change in estimate of prior year taxes             229      --        --
   Other, net                                          96     219       112
                                                   ------   -----   -------
                                                   $1,863   $ 626   $(3,652)
                                                   ======   =====   =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2004 and 2003 are presented below:

                                                 June 30, 2004   June 30, 2003
                                                 -------------   -------------
Deferred tax assets:
   Accounts receivable                              $   240         $   122
   Accrued liabilities                                1,868           1,999
   Inventory valuation                                2,232           2,046
   Plant and equipment                                4,703             942
   Intangibles                                          132             242
   Federal, foreign and state NOLs and credits       30,405          28,325
   Contributions                                         56              52
                                                    -------         -------
                                                     39,636          33,728
   Less valuation allowance                           3,606           1,820
                                                    -------         -------
   Deferred tax asset                                36,030          31,908
                                                    -------         -------
Deferred tax liabilities:
   Prepaid expenses                                    (265)           (288)
   Unrealized gain on marketable securities             (28)            (77)
                                                    -------         -------
   Deferred tax liability                              (293)           (365)
                                                    -------         -------
Net deferred tax asset                              $35,737         $31,543
                                                    =======         =======

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2004 and 2003 are as follows:

                                    June 30, 2004   June 30, 2003
                                    -------------   -------------
Net current deferrred tax asset        $ 3,999         $ 5,179
Net noncurrent deferred tax asset       31,738          26,364
                                       -------         -------
Net deferred tax asset                 $35,737         $31,543
                                       =======         =======

The deferred tax provisions for 2004 and 2003 do not reflect the tax benefit of $578 and $282, respectively, resulting from amounts charged to other comprehensive income and paid in capital, which includes $600 from the exercise of employee stock options in 2004.

During 2003, we wrote off certain fully reserved state NOLs and credits. The write off of these deferred tax assets, along with the change in valuation allowance have been included in state income tax expense.

Management believes it is more likely than not that the remaining net deferred tax assets of $35,737 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

At June 30, 2004, our share of the cumulative undistributed earnings of foreign subsidiaries was $1,913. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2004, we have federal, foreign, and state net operating loss carryforwards of approximately $55,641, $1,759, and $51,105, respectively, and various state credit carryforwards of $3,761, which are available to reduce income taxes in various jurisdictions through 2024. We also have a federal general business credit carryforward of approximately $5,498, which is available to reduce federal income taxes, if any, through 2024. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $95, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note 17: SEGMENT REPORTING

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business. Segment data for fiscal 2002 was restated to reflect our exit from the telecommunications segment.

                                  June 30,   June 30,   June 30,
                                    2004       2003       2002
                                  --------   --------   --------
Semiconductor
   Sales                          $ 67,117   $ 59,247   $37,483
   Gross profit                     23,805     19,601     9,909
   Gross profit as a % of sales         35%        33%       26%

Industrial
   Sales                          $ 49,525   $ 43,330   $42,785
   Gross profit                     19,260     15,844    17,554
   Gross profit as a % of sales         39%        37%       41%

Total
   Sales                          $116,642   $102,577   $80,268
   Gross profit                     43,065     35,445    27,463
   Gross profit as a % of sales         37%        35%       34%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating results, assets, depreciation, and amortization are U.S. based. Sales by geographic area were as follows:

                                        Fiscal Year Ended June 30,
                                      -----------------------------
                                        2004       2003       2002
                                      --------   --------   -------
Americas (primarily United States)    $ 33,937   $ 31,093   $37,932
                                      --------   --------   -------
Far East:
   Japan                                61,067     54,690    21,200
   Pacific Rim                          13,172      6,490     8,054
                                      --------   --------   -------
Total Far East                          74,239     61,180    29,254
Europe and Other (primarily Europe)      8,466     10,304    13,082
                                      --------   --------   -------
Total                                 $116,642   $102,577   $80,268
                                      ========   ========   =======

Note 18: RELATED PARTY TRANSACTIONS

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2004, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $57,306 (49% of net sales), $52,773 (51% of net sales), and $17,636 (22% of net sales), for the years ended June 30, 2004, 2003, and 2002, respectively. Selling prices of products sold to Canon, Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. Revenues generated from a development contract are recorded on a cost-plus basis. At June 30, 2004 and 2003, there was approximately, in the aggregate, $10,913 and $3,972, respectively, of trade accounts receivable from Canon, Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004 we signed a preliminary agreement to begin further add-on work, with a definitive agreement to be signed later in the fall. During fiscal 2004 and 2003, we recognized revenue in the semiconductor segment of $16,057 and $18,779, respectively, for the original contract and subsequent add-on work.

Note 19: MATERIAL CONTRACTS

In May 1997, we entered into a contract with the University of California's Lawrence Livermore National Laboratory ("LLNL"), whereby we are a primary supplier of large plano optical components for the National Ignition Facility ("NIF"). In April 2001 and January 2002, we entered into related contracts with LLNL to supply additional optical components to NIF. Revenues under the NIF contract, which is presently a fixed price contract, are recorded as deliveries are made. Revenues recognized in fiscal 2004, 2003, and 2002 amounted to $6,447, $4,711, and $3,834, respectively.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands, except per share amounts)

                                                   For the Fiscal Year Ended June 30, 2004
                                             ---------------------------------------------------
                                             September 26,   December 26,   March 26,   June 30,
                                             -------------   ------------   ---------   --------
Net sales                                       $24,247        $27,654       $28,433    $ 36,308
                                                =======        =======       =======    ========
Gross profit                                    $ 7,777        $10,387       $ 9,402    $ 15,499
                                                =======        =======       =======    ========

Earnings (loss) from continuing operations      $  (663)         $ 928       $   968    $  3,015
Loss from discontinued operations                  (162)        (1,912)         (667)     (4,914)
                                                -------        -------       -------    --------
Net earnings (loss)                             $  (825)       $  (984)      $   301    $ (1,899)
                                                =======        =======       =======    ========

Basic - earnings (loss) per share:

   Continuing operations                        $ (0.04)       $  0.05       $  0.05    $   0.17
                                                =======        =======       =======    ========
   Discontinued operations                      $ (0.01)       $ (0.10)      $ (0.03)   $  (0.28)
                                                =======        =======       =======    ========
   Net earnings (loss)                          $ (0.05)       $ (0.05)      $  0.02    $  (0.11)
                                                =======        =======       =======    ========

Diluted - earnings (loss) per share:
   Continuing operations                        $ (0.04)       $  0.05       $  0.05    $   0.17
                                                =======        =======       =======    ========
   Discontinued operations                      $ (0.01)       $ (0.10)      $ (0.03)   $  (0.27)
                                                =======        =======       =======    ========
   Net earnings (loss)                          $ (0.05)       $ (0.05)      $  0.02    $  (0.10)
                                                =======        =======       =======    ========

                                                   For the Fiscal Year Ended June 30, 2003
                                             ---------------------------------------------------
                                             September 27,   December 27,   March 28,   June 30,
                                             -------------   ------------   ---------   --------
Net sales                                      $ 20,409        $26,310       $29,010    $26,848
                                               ========        =======       =======    =======
Gross profit                                   $  7,366        $ 8,995       $ 9,502    $ 9,582
                                               ========        =======       =======    =======

Earnings (loss) from continuing operations     $   (848)       $   390       $   780    $ 1,253
Loss from discontinued operations               (11,034)          (228)         (299)      (584)
                                               --------        -------       -------    -------
Net earnings (loss)                            $(11,882)       $   162       $   481    $   669
                                               ========        =======       =======    =======

Basic - earnings (loss) per share:

   Continuing operations                       $  (0.05)       $  0.02       $  0.04    $  0.07
                                               ========        =======       =======    =======
   Discontinued operations                     $  (0.63)       $ (0.01)      $ (0.01)   $ (0.03)
                                               ========        =======       =======    =======
   Net earnings (loss)                         $  (0.68)       $  0.01       $  0.03    $  0.04
                                               ========        =======       =======    =======

Diluted - earnings (loss) per share:

   Continuing operations                       $  (0.05)       $  0.02       $  0.04    $  0.07
                                               ========        =======       =======    =======
   Discontinued operations                     $  (0.63)       $ (0.01)      $ (0.01)   $ (0.03)
                                               ========        =======       =======    =======
   Net earnings (loss)                         $  (0.68)       $  0.01       $  0.03    $  0.04
                                               ========        =======       =======    =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

The Board of Directors and Stockholders of
Zygo Corporation

Under date of August 25, 2004, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2004 as contained in the 2004 Annual Report to stockholders on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index on page F-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Hartford, Connecticut
August 25, 2004

                  ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2004, 2003, and 2002

(Thousands of dollars)

                                        Balance                               Balance
                                     at Beginning                              at End
Description                            of Period    Provision   Write-Offs   of Period
-----------                          ------------   ---------   ----------   ---------
Year Ended June 30, 2004:
   Allowance for doubtful accounts      $  337        $  374      $    4       $  707

Valuation allowance on net
   deferred tax assets                  $1,820        $1,786      $   --       $3,606

Year Ended June 30, 2003:
   Allowance for doubtful accounts      $  949        $  270      $  882       $  337

Valuation allowance on net
   deferred tax assets                  $3,803        $   --      $1,983       $1,820

Year Ended June 30, 2002:
   Allowance for doubtful accounts      $  381        $  599      $   31       $  949

Valuation allowance on net
   deferred tax assets                  $1,653        $2,150      $   --       $3,803

                                  EXHIBIT INDEX

EXHIBIT
 TABLE
 NUMBER
-------
 10.30    Offer Letter dated February 10, 2004 between Zygo Corporation and Walter Shephard

 21.      Subsidiaries of Registrant

 23.      Consent of Independent Registered Public Accounting Firm

 31.1     Certification of Chief Executive Officer under Rule 13a-14(a)

 31.2     Certification of Chief Financial Officer under Rule 13a-14(a)

 32.1     Certification of Chief Executive Officer and Chief Financial Officer



                         STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.............................. 'TM'