Form 10-Q
period 2004-09-30
ZYGO CORP
filed 2004-11-05
CIK 730716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission File Number 0-12944

                                             ZYGO CORPORATION
-----------------------------------------------------------------------------------------------------
                           (Exact name of registrant as specified in its charter)

Delaware                                                                                   06-0864500
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut                                                     06455
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

                                 (860) 347-8506
-----------------------------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
-----------------------------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed from last report)


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

     17,927,932 shares of Common Stock, $.10 Par Value, at November 2, 2004

                           FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plans," "strategy," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and changes in expected costs of discontinued operations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2004.

                         PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

                                                            Three Months Ended
                                                       -----------------------------
                                                       September 30,   September 26,
                                                            2004            2003
                                                       -------------   -------------
Net sales
   Products                                               $25,883         $19,812
   Development services                                     1,695           4,435
                                                          -------         -------
                                                           27,578          24,247
                                                          -------         -------
Cost of goods sold
   Products                                                15,168          12,813
   Development services                                     1,297           3,657
                                                          -------         -------
                                                           16,465          16,470
                                                          -------         -------
   Gross profit                                            11,113           7,777

Selling, general, and administrative expenses               5,659           5,838
Research, development, and engineering expenses             3,208           3,309
                                                          -------         -------
   Operating profit (loss)                                  2,246          (1,370)
                                                          -------         -------
Other income (expense):
   Interest income                                            179             204
   Miscellaneous income (expense), net                        (29)             45
                                                          -------         -------
   Total other income                                         150             249
                                                          -------         -------
   Earnings (loss) from continuing operations before
      income taxes and minority interest                    2,396          (1,121)

Income tax benefit (expense)                                 (862)            448
Minority interest                                            (122)             10
                                                          -------         -------
   Earnings (loss) from continuing operations               1,412            (663)
                                                          -------         -------
Discontinued TeraOptix operations, net of tax                 (61)           (162)
Charges and adjustments on the disposal of
   TeraOptix, net of tax                                       (4)             --
                                                          -------         -------
      Loss from discontinued operations                       (65)           (162)
                                                          -------         -------
Net earnings (loss)                                       $ 1,347         $  (825)
                                                          =======         =======
Basic  - Earnings (loss) per share:
   Continuing operations                                  $  0.08         $ (0.04)
   Discontinued operations                                $    --         $ (0.01)
                                                          -------         -------
   Net earnings (loss)                                    $  0.08         $ (0.05)
                                                          =======         =======
Diluted - Earnings (loss) per share:
   Continuing operations                                  $  0.08         $ (0.04)
   Discontinued operations                                $ (0.01)        $ (0.01)
                                                          -------         -------
   Net earnings (loss)                                    $  0.07         $ (0.05)
                                                          =======         =======
Weighted average shares outstanding:
   Basic shares                                            17,923          17,678
                                                          =======         =======
   Diluted shares                                          18,115          17,678
                                                          =======         =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)

                                                                    September 30, 2004   June 30, 2004
                                                                    ------------------   -------------
Assets
Current assets:
      Cash and cash equivalents                                          $ 15,796          $ 17,462
      Marketable securities                                                 9,173             8,428
      Receivables, net                                                     20,401            26,338
      Inventories                                                          26,713            21,547
      Prepaid expenses                                                      1,909             1,915
      Deferred income taxes                                                 3,471             3,999
      Assets of discontinued unit held for sale                             2,012             2,012
                                                                         --------          --------
         Total current assets                                              79,475            81,701

Marketable securities                                                       9,495             8,503
Property, plant, and equipment, net                                        28,626            27,433
Deferred income taxes                                                      31,086            31,738
Intangible assets, net                                                      5,090             4,999
Other assets                                                                1,075             1,078
                                                                         --------          --------
Total assets                                                             $154,847          $155,452
                                                                         ========          ========
Liabilities and Stockholders' Equity
Current liabilities:
      Payables                                                           $ 10,424          $ 10,384
      Progress payments received from customers                             1,129               615
      Accrued salaries and wages                                            4,275             5,794
      Other accrued liabilities                                             3,198             4,389
      Income taxes payable                                                  2,059             2,038
                                                                         --------          --------
         Total current liabilities                                         21,085            23,220

Other long-term liabilities                                                   244               350
Minority interest                                                           1,360             1,238
                                                                         --------          --------
         Total liabilities                                                 22,689            24,808
                                                                         --------          --------
Stockholders' equity:
   Common Stock, $.10 par value per share:
      40,000,000 shares authorized;
      18,373,312 shares issued (18,332,933 at June 30, 2004);
      17,926,107 shares outstanding (17,885,728 at June 30, 2004)           1,837             1,833
   Additional paid-in capital                                             141,528           141,151
   Retained earnings (accumulated deficit)                                 (4,649)           (5,996)
   Accumulated other comprehensive income (loss):
      Currency translation effects                                         (1,321)           (1,119)
      Net unrealized gain on marketable securities                             50                62
                                                                         --------          --------
                                                                          137,445           135,931
   Less treasury stock, at cost (447,205 shares)                            5,287             5,287
                                                                         --------          --------
         Total stockholders' equity                                       132,158           130,644
                                                                         --------          --------
Total liabilities and stockholders' equity                               $154,847          $155,452
                                                                         ========          ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

                                                                       Three Months Ended
                                                                 -----------------------------
                                                                 September 30,   September 26,
                                                                      2004            2003
                                                                 -------------   -------------
Cash provided by (used for) operating activities:
   Net earnings (loss)                                              $ 1,347         $  (825)

   Adjustments to reconcile net earnings (loss) to cash
      provided by (used for) operating activities:
      Loss from discontinued operations                                  65             162
      Depreciation and amortization                                   1,506           1,489
      Deferred income taxes                                           1,216            (453)
      Other, net                                                         53              52
      Changes in operating accounts:
         Receivables                                                  5,941          (1,406)
         Inventories                                                 (5,129)           (242)
         Prepaid expenses                                                62             228
         Accounts payable, accrued expenses, and taxes payable       (2,443)         (1,172)
         Minority interest                                              122             (10)
                                                                    -------         -------
      Net cash provided by (used for) continuing operations           2,740          (2,177)
      Net cash used for discontinued operations                        (157)           (317)
                                                                    -------         -------
      Net cash provided by (used for) operating activities            2,583          (2,494)
                                                                    -------         -------
Cash provided by (used for) investing activities:
   Additions to property, plant, and equipment                       (2,599)         (1,898)
   Purchase of marketable securities                                 (3,515)           (870)
   Additions to intangibles and other assets                           (247)           (264)
   Proceeds from the sale or maturity of marketable securities        1,750           2,230
                                                                    -------         -------
      Net cash used for investing activities                         (4,611)           (802)
                                                                    -------         -------
Cash provided by (used for) financing activities:
   Employee stock purchase                                              328             249
   Exercise of employee stock options                                    34             315
                                                                    -------         -------
      Net cash provided by continuing operations                        362             564
      Net cash used for discontinued operations                          --            (210)
                                                                    -------         -------
      Net cash provided by financing activities                         362             354
                                                                    -------         -------
Net decrease in cash and cash equivalents                            (1,666)         (2,942)
Cash and cash equivalents, beginning of period                       17,462          31,209
                                                                    -------         -------
Cash and cash equivalents, end of period                            $15,796         $28,267
                                                                    =======         =======

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries ("ZYGO," "we," "us," "our" or "Company"). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at September 30, 2004, the Consolidated Statements of Operations for the three months ended September 30, 2004 and September 26, 2003, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and September 26, 2003 are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2004 Annual Report on Form 10-K, including items incorporated by reference therein.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                                    Three Months Ended
                                              -----------------------------
                                              September 30,   September 26,
                                                   2004            2003
                                              -------------   -------------
Basic weighted average shares outstanding       17,923,000      17,678,000
Dilutive effect of stock options                   192,000              --
                                                ----------      ----------
Diluted weighted average shares outstanding     18,115,000      17,678,000
                                                ==========      ==========

For the three months ended September 26, 2003, we recorded net losses. Due to these net losses, stock options to acquire 248,000 shares of common stock for the three months ended September 26, 2003, were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on loss per share.

Stock Compensation Plans

As of September 30, 2004, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) was granted an option to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted an option to purchase 3,000 shares of common stock on an annual basis. All options were fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009. The Company does not intend to grant further options under the Non-Employee Director Stock Option Plan.

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of restricted stock and stock options to purchase shares of common stock up to a total of 1,500,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period in quarterly increments. The Plan will expire on August 27, 2012. Pursuant to the terms of the Plan, the Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Non-employee directors are now granted fully exercisable options to purchase 6,000 shares of common stock on an annual basis and each new non-employee director is granted fully exercisable options to purchase 12,000 shares of common stock, generally, on their first day of service, in all instances at the market value per share on the date of grant.

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

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

                                                      Three Months Ended
                                                -----------------------------
                                                September 30,   September 26,
                                                     2004            2003
                                                -------------   -------------
Net earnings (loss), as reported                   $ 1,347         $  (825)
   Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                              (1,252)         (1,165)
                                                   -------         -------
Pro forma net earnings (loss)                      $    95         $(1,990)
                                                   =======         =======
   Net earnings (loss) per share
   Basic - as reported                             $  0.08         $ (0.05)
                                                   =======         =======
   Basic - pro forma                               $  0.01         $ (0.11)
                                                   =======         =======
   Diluted - as reported                           $  0.07         $ (0.05)
                                                   =======         =======
   Diluted - pro forma                             $  0.01         $ (0.11)
                                                   =======         =======

Comprehensive Income (Loss)
Our total comprehensive income (loss) was as follows:

                                                     Three Months Ended
                                               -----------------------------
                                               September 30,   September 26,
                                                   2004            2003
                                               -------------   -------------
Net earnings (loss)                               $1,347           $(825)
   Unrealized gain (loss) on marketable
      securities, net of tax                         (12)            (31)
   Unrealized gain (loss) on swap agreement,
      net of tax                                      --             193
   Foreign currency translation effect              (202)            606
                                                  ------           -----
Comprehensive income (loss)                       $1,133           $ (57)
                                                  ======           =====

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2004 and June 30, 2004, inventories were as follows:

                                       September 30,   June 30,
                                           2004          2004
                                       -------------   --------
Raw materials and manufactured parts      $13,252       $11,155
Work in process                            12,711         9,794
Finished goods                                750           598
                                          -------       -------
                                          $26,713       $21,547
                                          =======       =======

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2004 and June 30, 2004, property, plant, and equipment were as follows:

                                                                         Estimated
                                             September 30,   June 30,   Useful Life
                                                 2004          2004       (Years)
                                             -------------   --------   -----------
Land                                            $    615     $    615       --
Building and improvements                         11,973       11,941      15-40
Machinery, equipment, and office furniture        41,691       40,602       3-8
Leasehold improvements                               657          657       1-5
Construction in progress                           5,218        3,917       --
                                                --------     --------
                                                  60,154       57,732
Accumulated depreciation                         (31,528)     (30,299)
                                                --------     --------
                                                $ 28,626     $ 27,433
                                                ========     ========

Depreciation expense for the three months ended September 30, 2004 and September 26, 2003 was $1,377 and $1,366, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Intangible assets, at cost, at September 30, 2004 and June 30, 2004 were as follows:

                           September 30,   June 30,
                                2004         2004
                           -------------   --------
Intangible assets             $ 6,960      $ 6,759
Accumulated amortization       (1,870)      (1,760)
                              -------      -------
                              $ 5,090      $ 4,999
                              =======      =======

Intangible amortization expense was $113 and $101 for the three months ended September 30, 2004 and September 26, 2003, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Consolidated Balance Sheets:

                                                          Three Months Ended
                                                      -----------------------------
                                                      September 30,   September 26,
                                                           2004           2003
                                                      -------------   -------------
Beginning balance                                        $1,486          $1,215
Reductions for payments made                               (525)           (519)
Changes in accruals related to warranties issued in
   the current period                                       194             211
Changes in accruals related to pre-existing
   warranties                                                 7             225
                                                         ------          ------
Ending balance                                           $1,162          $1,132
                                                         ======          ======

Supplemental Cash Flow Information

Interest payments on debt were $243 for the first three months ended September 26, 2003. Income tax payments amounted to $199 for the three months ended September 30, 2004. There were no income tax refunds or payments for the first three months ended September 26, 2003.

Reclassifications

Certain amounts included in the consolidated financial statements for the prior year have been reclassified to conform with current year presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") Issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and a related revision, FIN 46R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 is effective for all variable interest entities created or acquired prior to February 1, 2003 for the first reporting period ended after March 15, 2004. The adoption of FIN 46 did not have an impact on our consolidated results of operations or financial position.

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

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we committed to a planned disposition of our TeraOptix business unit ("TeraOptix"). We discontinued all operations by January 2003. We have marketed the facility previously used by the TeraOptix unit for sale and have recorded impairment charges since then related to the decline in the fair market value of the facility. We announced in August 2004 that we have entered into an agreement to sell our TeraOptix facility. The sales transaction, anticipated to be completed in the second quarter of fiscal 2005, is expected to generate approximately $2,000 in cash, net of selling expenses. In the first quarter of fiscal 2005 and 2004, discontinued operations reflected the carrying costs, net of tax, of the facility.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as "Discontinued TeraOptix operations, net of tax", for all periods presented. The components of cash flow from discontinued operations are as follows:

                                                                           Three Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 26,
                                                                          2004            2003
                                                                      -------------   -------------
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations                                         $ (65)          $(162)
Deferred income taxes                                                       (36)           (132)
Other, net                                                                  (56)            (23)
                                                                          -----           -----
Net cash used for operating activities from discontinued operations        (157)           (317)
                                                                          -----           -----
Cash flow from financing activities from discontinued operations:
Payment of long-term debt                                                    --            (210)
                                                                          -----           -----
Net cash used for financing activities from discontinued operations          --            (210)
                                                                          -----           -----
Net cash used by discontinued operations                                  $(157)          $(527)
                                                                          =====           =====

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement of the business.

                                       Three Months Ended
                                  -----------------------------
                                  September 30,   September 26,
                                      2004            2003
                                  -------------   -------------
Semiconductor
   Sales                             $16,002         $12,251
   Gross profit                        6,563           3,174
   Gross profit as a % of sales           41%             26%
Industrial
   Sales                             $11,576         $11,996
   Gross profit                        4,550           4,603
   Gross profit as a % of sales           39%             38%
Total
   Sales                             $27,578         $24,247
   Gross profit                       11,113           7,777
   Gross profit as a % of sales           40%             32%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

                                           Three Months Ended
                                      -----------------------------
                                      September 30,   September 26,
                                          2004            2003
                                      -------------   -------------
Domestic                                 $ 8,044         $ 6,302
                                         -------         -------
Far East:
   Japan                                  14,057          13,810
   Pacific Rim                             2,829           3,228
                                         -------         -------
Total Far East                            16,886          17,038
Europe and Other (primarily Europe)        2,648             907
                                         -------         -------
Total                                    $27,578         $24,247
                                         =======         =======

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,592 (46% of net sales) for the three months ended September 30, 2004, as compared with $12,296 (51% of net sales) for the comparable prior year period. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At September 30, 2004 and June 30, 2004, there were, in the aggregate, $7,770 and $10,913, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement expected to be signed in the second quarter of fiscal 2005. During the three months ended September 30, 2004 and September 26, 2003, we recognized revenue in the semiconductor segment of $1,695 and $4,435, respectively, for the original contract and subsequent add-on work.

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

We also perform several development services, which have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a development services agreement with Canon Inc. In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement anticipated to be signed in the second quarter of fiscal 2005. In the first quarter of fiscal 2005, we recognized $1.7 million of revenue from these developmental services contracts as compared with $4.4 million in the prior year comparable quarter. We anticipate significant revenues from this expected follow-on contract. Our period over period comparable sales would be significantly adversely affected if we do not continue to provide these development services.

We achieved an order level for the first quarter of fiscal 2005 of $34.1 million as compared with $24.1 million for the first quarter of fiscal 2004 and $42.1 million for the fourth quarter of fiscal 2004. This order flow boosted backlog at September 30, 2004 to $61.4 million. Orders for the first quarter of our fiscal year are normally lower than the remaining quarters in our fiscal year. Orders in the semiconductor segment decreased $13.1 million, or 54%, as compared with the fourth quarter of fiscal 2004, and $5.6 million, or 34%, as compared with the first quarter of fiscal 2004, primarily due to an overall slowdown in the semiconductor market. A continued slowdown in the semiconductor segment could impact our orders in the remaining quarters of our fiscal year. In the first quarter of fiscal 2005, strong orders in the industrial segment partially offset the decrease in semiconductor orders. Orders in the industrial segment increased $5.1 million, or 28%, as compared with the fourth quarter of fiscal 2004 and $15.6 million, or 208%, as compared with the first quarter of fiscal 2004, due to strong demand across most of our regions. We continue to receive orders from the flat panel market of the semiconductor segment. We expect flat panel orders to continue for the immediate future, which could help offset the expected overall semiconductor slowdown.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as "Discontinued TeraOptix operations, net of tax", for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. During fiscal 2003 and 2004, we marketed for sale our former telecommunications facility located in Westborough, Massachusetts. In August 2004, we entered into an agreement to sell the facility. The sales transaction is expected to be completed in the second quarter of fiscal year 2005 and is to generate approximately $2.0 million of cash, net of selling expenses. At September 30, 2004, the carrying value of the facility, net of estimated selling expenses, is $2.0 million.

Continuing Operations

We recorded earnings from continuing operations for the first quarter of fiscal 2005 of $1.4 million, or $0.08 per diluted share, as compared with a loss of $0.7 million, or $0.04 per diluted share, for the first quarter of fiscal 2004.

Net sales of $27.6 million for the first quarter of fiscal 2005 increased by $3.4 million, or 14%, compared with the prior year period. For the first quarter of fiscal 2005, net sales in the semiconductor segment were $16.0 million, or 58% of total net sales, as compared with $12.2 million, or 50% of total net sales, in the comparable prior year period, primarily due to an increase in sales to our lithography customers. This offset a decrease in revenues of $2.7 million from the development services agreements with Canon, Inc. compared with the comparable prior year period revenues of $4.4 million. The year over year decline in developmental service agreement revenue is primarily attributable to the winding down of the initial development agreement and a slower than anticipated start on the further add-on work under the expected follow-up agreement. Net sales in the industrial segment were $11.6 million, or 42% of total net sales, as compared with $12.0 million, or 50% of total net sales, in the prior year period. Industrial sales in the first quarter of fiscal

2005 were slightly down as compared with the first quarter of fiscal 2004, primarily due to large aperture systems that shipped in the prior year.

Domestic region sales amounted to $8.0 million in the first quarter of fiscal 2005, an increase of $1.7 million, or 27%, from the first quarter of fiscal 2004. International region sales amounted to $19.6 million in the first quarter of fiscal 2005, an increase of $1.7 million, or 9%, from the first quarter of fiscal 2004. Sales in Japan during the first quarter of fiscal 2005 amounted to $14.1 million, an increase of $0.3 million, or 2%, from the first quarter of fiscal 2004. Europe/Other sales, primarily Europe sales, amounted to $2.7 million in the first quarter of fiscal 2005, an increase of $1.8 million, or 200%, from the first quarter of fiscal 2004 primarily due to strong optics and automotive sales. Sales in the Pacific Rim during the first quarter of fiscal 2005, excluding Japan, amounted to $2.8 million, a decrease of $0.4 million, or 13%, from the first quarter of fiscal 2004 sales levels.

Sales in U.S. dollars for the first quarter of fiscal 2005 were $23.3 million, or 85%, of total net sales for the period. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers. The majority of our foreign currency transactions and foreign operations are in the euro and Japanese yen. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross profit for the first quarter of fiscal 2005 totaled $11.1 million, an increase of $3.3 million, or 42%, from $7.8 million in the first quarter of fiscal 2004. Gross profit as a percentage of sales for the first quarters of fiscal 2005 and 2004 were 40% and 32%, respectively. Gross profit as a percentage of sales in the first quarter of fiscal 2005 was favorably impacted by continued success with factory cost reduction programs as well as changes in product mix. In the first quarter of fiscal 2004, we experienced several manufacturing issues which reduced the gross profit as a percentage of sales below expected levels.

Selling, general, and administrative expenses ("SG&A") in the first quarter of fiscal 2005 amounted to $5.7 million, a decrease of $0.1 million, or 2%, from $5.8 million in the first quarter of fiscal 2004. As a percentage of net sales, SG&A for the first quarter of fiscal 2005 and fiscal 2004 was 21% and 24%, respectively. The decrease in SG&A as a percentage of sales was due to the costs remaining stable on a higher sales volume.

Research, development, and engineering expenses ("R&D") for the first quarter of fiscal 2005 totaled $3.2 million, a decrease of $0.1 million, or 3%, from $3.3 million in the first quarter of fiscal 2004. This decrease was primarily due to costs associated with flat panel display projects nearing completion partially offset by increases due to various optics initiatives.

The income tax expense from continuing operations in the first quarter of fiscal 2005 totaled $0.9 million, or 36% of pre-tax earnings, which compares with an income tax benefit of $0.4 million, or 40% of pre-tax loss, in the first quarter of fiscal 2004. Our overall effective tax rate, including discontinued operations, was 36% for the first quarter of fiscal 2005 as compared with 41% in the comparable prior year period. The decrease in the overall effective tax rate is primarily due to an increase in the percentage of pre-tax income from domestic operations, which has a lower effective tax rate than income from foreign operations. Research and development credits, which have historically been included in our effective tax rate calculation, were excluded in the first quarter of fiscal 2005 due to the expiration of the credit under United States tax law. The credit has been renewed during our second fiscal quarter of 2005 and will be reflected in our effective tax rate in future quarters. Historically, it had an impact of 2-4% on our effective tax rate. In future quarters, the effect may be less to the extent there is increased pre-tax income.

                           RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers (refer to Note 5 of our unaudited consolidated financial statements for additional information). In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement expected to be signed in the second quarter of fiscal 2005. During the three months ended September 30, 2004 and September 26, 2003, we recognized revenue in the semiconductor segment of $1.7 million and $4.4 million, respectively, from these development services for Canon, Inc.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, working capital was $58.4 million, a decrease of $0.1 million from $58.5 million at June 30, 2004. We maintained cash, cash equivalents, and marketable securities at September 30, 2004 totaling $34.5 million, which remained consistent with the $34.4 million at June 30, 2004. Major fluctuations in working capital included a reduction in accounts receivable of $5.9 million due to collections of receivables from the high sales experienced in the fourth quarter of fiscal 2004 and an increase in inventories of $5.1 million due to an increase in anticipated shipments in the second and third quarters of fiscal 2005. There were no borrowings outstanding under our $3.0 million bank line of credit at September 30, 2004. The line of credit expires in November 2004.

We recently announced that we entered into an agreement to sell our vacant Westborough, Massachusetts, facility. The sale transaction, anticipated to be completed in the second quarter of fiscal 2005, is expected to generate approximately $2.0 million in cash, net of selling expenses.

Acquisitions of property, plant, and equipment were $2.6 million the first quarter ended September 30, 2004, which includes $0.6 million for the construction of an addition to our existing Middlefield, Connecticut, facility. The building addition is expected to be completed during fiscal 2005 for an additional $2.0-$2.5 million, and will be funded from existing cash balances. The additional space is expected to be used primarily for manufacturing. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that Zygo would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that Zygo would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Health Insurance

Beginning in January 2004, we became self-insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates, we may be required to record additional expense. A one percent change in actual claims would have an annual impact of approximately $25,000 on our financial condition and results of operations.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

                   RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first three months of fiscal 2005.

For discussion of our exposure to market risk, refer to Item 7a. Quantitative and Qualitative Disclosures about Market Risk, presented in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

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

                              Zygo Corporation
                           -----------------------------------------------------
                              (Registrant)


                           /s/ J. Bruce Robinson
                           -----------------------------------------------------
                           J. Bruce Robinson
                           President, Chairman, and Chief Executive Officer


                           /s/ Walter A. Shephard
                           -----------------------------------------------------
                           Walter A. Shephard
                           Vice President, Finance, Chief Financial Officer, and Treasurer

Date: November 5, 2004