Form 10-Q
period 2004-12-31
ZYGO CORP
filed 2005-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

(860) 347-8506
Registrant’s telephone number, including area code

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

☒ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,972,965 shares of Common Stock, $.10 Par Value, at February 4, 2005

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and changes in expected costs of discontinued operations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2004.

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Net sales
Products	$33,530	$23,759	$59,413	$43,571
Development services	2,477	3,895	4,172	8,330

	36,007	27,654	63,585	51,901

Cost of goods sold
Products	21,024	14,360	36,193	27,172
Development services	1,725	2,907	3,021	6,565

	22,749	17,267	39,214	33,737

Gross profit	13,258	10,387	24,371	18,164

Selling, general, and administrative expenses	5,723	5,606	11,382	11,444
Research, development, and engineering expenses	3,672	3,310	6,880	6,619

Operating profit	3,863	1,471	6,109	101

Other income:
Interest income	175	215	354	419
Miscellaneous income, net	243	30	214	75

Total other income	418	245	568	494

Earnings from continuing operations before income taxes and minority interest	4,281	1,716	6,677	595

Income tax expense	(1,542)	(674)	(2,404)	(226)
Minority interest	(275)	(114)	(397)	(104)

Earnings from continuing operations	2,464	928	3,876	265

Discontinued TeraOptix operations, net of tax	(49)	(719)	(110)	(881)
Charges and adjustments on the disposal of TeraOptix, net of tax	(114)	(1,193)	(118)	(1,193)

Loss from discontinued operations	(163)	(1,912)	(228)	(2,074)

Net earnings (loss)	$2,301	$(984)	$3,648	$(1,809)

Basic - Earnings (loss) per share:
Continuing operations	$0.14	$0.05	$0.22	$0.01
Discontinued operations	$(0.01)	$(0.10)	$(0.02)	$(0.11)

Net earnings (loss)	$0.13	$(0.05)	$0.20	$(0.10)

Diluted - Earnings (loss) per share:
Continuing operations	$0.14	$0.05	$0.21	$0.01
Discontinued operations	$(0.01)	$(0.10)	$(0.01)	$(0.11)

Net earnings (loss)	$0.13	$(0.05)	$0.20	$(0.10)

Weighted average shares outstanding:
Basic shares	17,930	17,785	17,926	17,732

Diluted shares	18,130	18,355	18,099	18,163

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	December 31, 2004	June 30, 2004

Assets
Current assets:
Cash and cash equivalents	$16,579	$17,462
Marketable securities	10,820	8,428
Receivables, less allowance of $704 and $707	23,590	26,338
Inventories	31,249	21,547
Prepaid expenses	1,535	1,915
Deferred income taxes	3,267	3,999
Assets of discontinued unit held for sale	1,833	2,012

Total current assets	88,873	81,701

Marketable securities	7,977	8,503
Property, plant, and equipment, net	30,440	27,433
Deferred income taxes	30,201	31,738
Intangible assets, net	5,246	4,999
Other assets	996	1,078

Total assets	$163,733	$155,452

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$12,050	$10,384
Progress payments received from customers	4,547	615
Accrued salaries and wages	4,441	5,794
Other accrued liabilities	4,151	4,389
Income taxes payable	1,824	2,038

Total current liabilities	27,013	23,220

Other long-term liabilities	226	350
Minority interest	1,635	1,238

Total liabilities	28,874	24,808

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,384,487 shares issued (18,332,933 at June 30, 2004);
17,937,282 shares outstanding (17,885,728 at June 30, 2004)	1,838	1,833
Additional paid-in capital	141,662	141,151
Retained earnings (accumulated deficit)	(2,348)	(5,996)
Accumulated other comprehensive income (loss):
Currency translation effects	(1,048)	(1,119)
Net unrealized gain on marketable securities	42	62

	140,146	135,931
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	134,859	130,644

Total liabilities and stockholders’ equity	$163,733	$155,452

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	December 31, 2004	December 26, 2003

Cash provided by (used for) operating activities:
Net earnings (loss)	$3,648	$(1,809)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Loss from discontinued operations	228	2,074
Depreciation and amortization	3,014	3,018
Deferred income taxes	2,323	(466)
Other, net	209	93
Changes in operating accounts:
Receivables	2,830	(5,718)
Inventories	(9,499)	(2,904)
Prepaid expenses	402	568
Accounts payable, accrued expenses, and taxes payable	3,661	5,486
Minority interest	397	104

Net cash provided by continuing operations	7,213	446
Net cash used for discontinued operations	(125)	(1,701)

Net cash provided by (used for) operating activities	7,088	(1,255)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment, net	(6,015)	(3,906)
Purchase of marketable securities	(4,019)	(2,729)
Additions to intangibles and other assets	(515)	(504)
Proceeds from the sale or maturity of marketable securities	2,100	9,830

Net cash provided by (used for) investing activities	(8,449)	2,691

Cash provided by (used for) financing activities:
Dividend payments to minority interest	—	(235)
Employee stock purchase	339	249
Exercise of employee stock options	139	675

Net cash provided by continuing operations	478	689
Net cash used for discontinued operations	—	(11,374)

Net cash provided by (used for) financing activities	478	(10,685)

Net decrease in cash and cash equivalents	(883)	(9,249)
Cash and cash equivalents, beginning of period	17,462	31,209

Cash and cash equivalents, end of period	$16,579	$21,960

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at December 31, 2004, the Consolidated Statements of Operations for the three and six months ended December 31, 2004 and December 26, 2003, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and December 26, 2003 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2004 Annual Report on Form 10-K, including items incorporated by reference therein.

Revenue Recognition

We recognize revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. We have standard rights of return that we account for as a warranty provision under Statement of Financial Accounting Standards (“SFAS”) No. 5. We do not have any price protection agreements or other post shipment obligations. We also sell custom equipment and do have situations where customer acceptance is part of the sales agreement. In these situations, revenue is not recognized until the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with EITF 00-21. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Basic weighted average shares outstanding	17,930,000	17,785,000	17,926,000	17,732,000
Dilutive effect of stock options	200,000	570,000	173,000	431,000

Diluted weighted average shares outstanding	18,130,000	18,355,000	18,099,000	18,163,000

Stock Compensation Plans

As of December 31, 2004, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

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

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Net earnings (loss), as reported	$2,301	$(984)	$3,648	$(1,809)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(383)	(1,661)	(1,636)	(2,826)

Pro forma net earnings (loss)	$1,918	$(2,645)	$2,012	$(4,635)

Net earnings (loss) per share
Basic – as reported	$0.13	$(0.05)	$0.20	$(0.10)

Basic – pro forma	$0.11	$(0.15)	$0.11	$(0.26)

Diluted – as reported	$0.13	$(0.05)	$0.20	$(0.10)

Diluted – pro forma	$0.11	$(0.14)	$0.11	$(0.26)

Comprehensive Income (Loss)
Our total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Net earnings (loss)	$2,301	$(984)	$3,648	$(1,809)
Unrealized loss on marketable securities, net of tax	(8)	(16)	(20)	(47)
Unrealized gain on swap agreement, net of tax	—	144	—	337
Reclassification adjustment for loss on swap agreement included in net loss, net of tax	—	577	—	577
Foreign currency translation effect	273	179	71	785

Comprehensive income (loss)	$2,566	$(100)	$3,699	$(157)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2004 and June 30, 2004, inventories were as follows:

	December 31, 2004	June 30, 2004

Raw materials and manufactured parts	$16,082	$11,155
Work in process	14,015	9,794
Finished goods	1,152	598

	$31,249	$21,547

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2004 and June 30, 2004, property, plant, and equipment were as follows:

	December 31, 2004	June 30, 2004	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	11,973	11,941	15–40
Machinery, equipment, and office furniture	42,606	40,602	3–8
Leasehold improvements	667	657	1–5
Construction in progress	7,166	3,917	—

	63,026	57,732
Accumulated depreciation	(32,587)	(30,299)

	$30,440	$27,433

Depreciation expense for the three months ended December 31, 2004 and December 26, 2003 was $1,380 and $1,420, respectively. Depreciation expense for the six months ended December 31, 2004 and December 26, 2003 was $2,757 and $2,786, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and a license agreement. Costs incurred in obtaining patents and trademarks are capitalized and the license agreement is valued at the actual dollar amount paid to obtain the license. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Costs incurred in maintaining patents and trademarks are expensed as incurred. If management determines that a patent or trademark is no longer a useful asset, the remaining unamortized balance is written off immediately. Intangible assets, at cost, at December 31, 2004 and June 30, 2004 were as follows:

	December 31, 2004	June 30, 2004

Patents	$5,825	$5,319
Trademarks	52	90
License agreement	1,350	1,350

	7,227	6,759
Accumulated amortization	(1,981)	(1,760)

Intangible assets, net	$5,246	$4,999

Intangible amortization expense was $111 for each of the three months ended December 31, 2004 and December 26, 2003. Intangible amortization expense was $224 and $213 for the six months ended December 31, 2004 and December 26, 2003, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

Warranty

A limited warranty is provided on our products for periods ranging from 3 to 12 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to the expense may be required.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “Other accrued liabilities” line item in the Consolidated Balance Sheets:

	Six Months Ended

	December 31, 2004	December 26, 2003

Beginning balance	$1,486	$1,215
Reductions for payments made	(720)	(1,188)
Changes in accruals related to warranties issued in the current period	438	1,057
Changes in accruals related to pre-existing warranties	(66)	87

Ending balance	$1,138	$1,171

Supplemental Cash Flow Information

Interest payments on debt were $500 for the six months ended December 26, 2003. There were no interest payments for the six months ended December 31, 2004. We also paid $1,109 in the second quarter of fiscal 2004 in connection with the settlement of the interest rate swap agreement. Income tax payments amounted to $644 and $45 for the six months ended December 31, 2004 and December 26, 2003, respectively.

Reclassifications

Certain amounts included in the consolidated financial statements for the prior year have been reclassified to conform with current year presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement sets accounting requirements for “share based” compensation to employees. The standard becomes effective for interim or annual periods beginning after June 15, 2005. The effect of the adoption of FASB Statement No. 123R in fiscal 2006 is being evaluated by Management.

The FASB issued Statement No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4, Inventory Pricing, June 1953.” This statement eliminates the “so abnormal” criteria in Accounting Research Bulletin (“ARB”) No. 43 and replaced it with a requirement that “abnormal freight, handling costs, and amounts of wasted materials (spoilage)” should be treated as current-period costs. The standard becomes effective for annual periods beginning after June 15, 2005. The adoption of FASB Statement No. 151 in fiscal 2006 will not have a material effect on our financial position or results of operations.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we committed to a planned disposition of our TeraOptix business unit (“TeraOptix”). We discontinued all operations by January 2003. We have marketed for sale the facility previously used by the TeraOptix unit and have recorded impairment charges since then related to the decline in the fair market value of the facility. We used appraisals and market information from independent third parties to determine the fair value of the facility. We announced in August 2004 that we have entered into an agreement to sell our TeraOptix facility. The sales transaction, anticipated to be completed in the second half of fiscal 2005, is now expected to generate approximately $1,800 in cash, net of selling expenses. For the first six months of fiscal 2005 and 2004, discontinued operations reflected the carrying costs, net of tax, of the facility. In the second quarter of fiscal 2005, we recorded an additional impairment charge of $200 to reflect anticipated changes to the sales price based on final negotiations.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. The components of cash flow from discontinued operations are as follows:

	Six Months Ended

	December 31, 2004	December 26, 2003

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(228)	$(2,074)
Loss on sale and impairment of assets	179	2,304
Deferred income taxes	(54)	(1,931)
Other, net	(22)	—

Net cash used for operating activities from discontinued operations	(125)	(1,701)

Cash flow from financing activities from discontinued operations:
Payment of long-term debt	—	(11,374)

Net cash used for financing activities from discontinued operations	—	(11,374)

Net cash used by discontinued operations	$(125)	$(13,075)

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business. The segments are determined based on management’s evaluation of the Company’s business. We evaluate our performance based on the gross profit achieved in each segment. The accounting policies for both reportable segments are the same as those described in the summary of significant accounting policies. Selling, general and administrative, and research and development expenses consistently support both segments and are not allocated between these two business segments. Our two product categories, metrology and optics, are sold into each of these segments. Metrology products include optical interferometers for optical surface and figure measurements and optical surface profilers for nano-technology applications, both of which are sold into the semiconductor and industrial segments. Metrology products also include displacement measuring interferometers that are sold primarily in the semiconductor segment. ZYGO’s optics products consist of high precision optical components, optical coatings, and optical assemblies, all of which are sold into both business segments.

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Semiconductor
Sales	$18,627	$16,123	$34,629	$28,374
Gross profit	7,295	5,925	13,858	9,099
Gross profit as a % of sales	39%	37%	40%	32%

Industrial
Sales	$17,380	$11,531	$28,956	$23,527
Gross profit	5,963	4,462	10,513	9,065
Gross profit as a % of sales	34%	39%	36%	39%

Total
Sales	$36,007	$27,654	$63,585	$51,901
Gross profit	13,258	10,387	24,371	18,164
Gross profit as a % of sales	37%	38%	38%	35%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended		Six Months Ended

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Domestic	$11,988	$8,267	$20,033	$14,569

Far East:
Japan	15,393	13,584	29,450	27,394
Pacific Rim	3,772	3,639	6,601	6,867

Total Far East	19,165	17,223	36,051	34,261
Europe and Other (primarily Europe)	4,854	2,164	7,501	3,071

Total	$36,007	$27,654	$63,585	$51,901

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,758 (35% of net sales) and $25,350 (40% of net sales) for the three and six months ended December 31, 2004, as compared with $12,539 (45% of net sales) and $24,835 (48% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At December 31, 2004 and June 30, 2004, there were, in the aggregate, $6,817 and $10,913, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed on December 20, 2004. During the three months and six months ended December 31, 2004, we recognized revenue in the semiconductor segment of $2,477 and $4,172, respectively, for the original contract and subsequent add–on work compared with $3,895 and $8,330, respectively, for the comparable prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Introduction

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services for customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies. We conduct the majority of our manufacturing in our 135,500 square foot facility in Middlefield, Connecticut. We are currently constructing an 18,000 square foot addition to our Middlefield, Connecticut, facility to increase our overall manufacturing space.

We also perform several development services, which have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a development services agreement with Canon Inc. In March 2004, we signed a preliminary agreement to begin further add-on work, with an amendment to the original contract signed on December 20, 2004. The amendment is for work on the development of certain interferometers. In the second quarter of fiscal 2005, we recognized $2.5 million of revenue from these developmental services contracts as compared with $3.9 million in the prior year comparable quarter. We anticipate significant revenues from this follow-on contract over the next two year period.

Sales to Canon, a related party, represented 35% and 45% of total net sales for the second quarter of fiscal 2005 and 2004, respectively. For the first six months of fiscal 2005 and 2004, sales to Canon represented 40% and 48%, respectively, of net sales. Overall, the Canon sales volume remained relatively stable between periods. The decrease in Canon sales as a percentage of total sales reflects the growth in other areas of our business, including new initiatives in the flat panel market and growth in optical business systems. We expect product sales to Canon to decrease in the fourth quarter, but believe this decrease will be offset by an increase in development services revenues. The Canon development services revenues have historically carried a lower gross profit as a percentage of sales than product sales to Canon.

We achieved an order level for the second quarter of fiscal 2005 of $39.6 million as compared with $34.1 million for the first quarter of fiscal 2005 and $36.4 million for the second quarter of fiscal 2004. Orders in the semiconductor segment were $20.2 million an increase of $9.2 million, or 84%, as compared with the first quarter of fiscal 2005, and $0.1 million as compared with the second quarter of fiscal 2004, primarily due to flat panel display metrology. In the second quarter of fiscal 2005, we continued a strong order rate in the industrial segment, with aggregate orders of $19.4 million. While orders in this business segment decreased by $3.7 million, or 16%, as compared with the first quarter of fiscal 2005, industrial segment orders increased $3.1 million, or 19%, as compared with the second quarter of fiscal 2004. The continued strong industrial orders were highlighted by the annual release of orders from the Lawrence Livermore National Laboratory and orders for the production of a laser surgery system. The strong order flow boosted backlog to a record $64.9 million in the second quarter of fiscal 2005, up $3.5 million, or 6%, from the first quarter of fiscal 2005, and up $19.1 million, or 42%, from the second quarter of fiscal 2004.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax”, for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. During fiscal 2003 and 2004, we marketed for sale our former telecommunications facility located in Westborough, Massachusetts. In August 2004, we entered into an agreement to sell the facility. The sales transaction is expected to be completed in the second half of fiscal year 2005 and is now expected to generate approximately $1.8 million of cash, net of selling expenses. In the second quarter of fiscal 2005, we recorded an additional impairment charge of $0.2 million to reflect anticipated changes to the sales price based on final negotiations.

Continuing Operations

We recorded earnings from continuing operations for the second quarter of fiscal 2005 of $2.5 million, or $0.14 per diluted share, as compared with the second quarter of fiscal 2004 of $0.9 million, or $0.05 per diluted share. For first six months of fiscal 2005, we recorded earnings from continuing operations of $3.9 million as compared with $0.3 million for the first six months of fiscal 2004. The increase period over period for both the second quarter and the six month period reflects higher sales levels coupled with ongoing cost containment efforts.

Net sales of $36.0 million for the second quarter of fiscal 2005 increased by $8.3 million, or 30%, as compared with the prior year period. For the six month period of fiscal 2005, net sales of $63.6 million increased by $11.7 million, or 23%, as compared with $51.9 million for the first six months of fiscal 2004. Our net sales for the second quarter and six months ended December 31, 2004 included $2.5 million and $4.2 million, respectively, from development services for Canon Inc.

Net sales by segment and geographic regions are as follows:

Net Sales By Segment and Geographic Regions

(In millions)	Three Months Ended				Six Months Ended
	Dec. 31, 2004	Net Sales %	Dec. 26, 2003	Net Sales %	Dec. 31, 2004	Net Sales %	Dec. 26, 2003	Net Sales %
Segment
Semiconductor	$18.6	52%	$16.2	58%	$34.6	54%	$28.4	55%
Industrial	17.4	48%	11.5	42%	29.0	46%	23.5	45%
Total	36.0	100%	27.7	100%	63.6	100%	$51.9	100%

Geographic
Domestic	12.0	33%	8.3	30%	20.0	32%	14.6	28%
Europe/Other	4.8	13%	2.2	8%	7.5	12%	3.1	6%
Japan	15.4	43%	13.6	49%	29.5	46%	27.4	53%
Pacific rim	3.8	11%	3.6	13%	6.6	10%	6.8	13%
Total	$36.0	100%	$27.7	100%	$63.6	100%	$51.9	100%

For the second quarter and first six months of fiscal 2005, net sales in the semiconductor sector increased $2.4 million, or 15%, and $6.2 million, or 22%, respectively, as compared with the same periods in the prior year due primarily to an increase of $0.9 million and $1.3 million, respectively, in flat panel sales volume and an increase of $1.3 million and $4.6 million, respectively, in sales volume to our lithography customers, partially offset by decreases in the developmental services revenue of $1.4 million in the second quarter and $4.2 million in the first six months of fiscal 2005. The increase in flat panel sales and sales to lithography customers primarily was attributable to an increase in number of units sold. The year over year decline in developmental service agreement revenue is primarily attributable to the winding down of the initial development agreement with Canon and a slower than anticipated start on the further add-on work under the follow-up agreement signed on December 20, 2004. Sales for the second quarter in the industrial segment increased $5.9 million, or 51%, as compared with the same period in the prior year. Sales in the industrial segment for the six month period of fiscal 2005 increased by $5.5 million, or 23%, over the same period in the prior year. The increase in industrial segment sales for both periods is due primarily to a volume increase in large order optics deliveries of $2.4 million and an increase in contract manufacturing and engineering design services of $2.7 million in the second quarter and $3.7 million in the first six months of fiscal 2005.

Sales to Canon, a related party, represented $12.8 million, or 35%, of the total net sales for the second quarter of fiscal 2005 as compared with $12.5 million, or 45%, of the total net sales for the second quarter of fiscal 2004. For the first six months of fiscal 2005 and 2004, sales to Canon represented $25.4 million, or 40%, of net sales and $24.8 million, or 48%, of net sales, respectively. Canon sales decreased as a percent of total net sales due primarily to the increase in sales to our industrial base resulting from the strong orders in industrial in the first quarter and to a lesser extent to the increase in sales in the semiconductor market. Sales to Canon remained relatively stable as compared to the prior year quarter and six months reflecting an increase in product sales, offset by a decrease in revenue from the development services agreement.

Sales in U.S. dollars for the second quarter of fiscal 2005 were $28.3 million, or 79%, of total net sales for the period. For the first half of fiscal 2005, sales in U.S. dollars were $51.6 million, or 81%, of total net sales for the period. The majority of our foreign currency transactions and foreign operations are in the euro and Japanese yen. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross profit for the second quarter of fiscal 2005 totaled $13.3 million, an increase of $2.9 million, or 28%, from $10.4 million in the second quarter of fiscal 2004. Gross profit as a percentage of sales for the second quarters of fiscal 2005 and 2004 were 37% and 38%, respectively. While the gross profit as a percentage of sales was relatively stable from the prior year period, the gross profit percentage in 2005 was negatively impacted by approximately two percentage points by new product ramp-up expenses for opto-mechanical assemblies and under absorbed factory overhead due to a production delay of certain assemblies. Gross profit for the first six months of fiscal 2005 was $24.4 million, an increase of $6.2 million, or 34%, as compared with the prior year period. Gross profit as a percentage of sales for the first six months of fiscal 2005 and 2004 were 38% and 35%, respectively. The gross profit as a percentage of sales in the first six months of 2004 was negatively impacted by quality and manufacturing problems in the factory that delayed shipments and increased our manufacturing costs in the first quarter of fiscal 2004. There were no similar costs in the current year period.

Selling, general, and administrative expenses (“SG&A”) in the second quarter of fiscal 2005 amounted to $5.7 million, an increase of $0.1 million, or 2%, from $5.6 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005 and 2004, SG&A remained relatively stable at $11.4 million. As a percentage of net sales, SG&A for the second quarter of fiscal 2005 and fiscal 2004 was 16% and 20%, respectively. For the first six months of fiscal 2005 and 2004, SG&A as a percentage of sales was 18% and 22%, respectively. The decrease in SG&A as a percentage of sales for both periods of fiscal 2005 was due to the costs remaining stable on a higher sales volume.

Research, development, and engineering expenses (“R&D”) for the second quarter of fiscal 2005 totaled $3.7 million, an increase of $0.4 million, or 12%, from $3.3 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005 and 2004, R&D expenses were $6.9 million and $6.6 million, respectively. This increase was primarily due to costs associated with various semiconductor initiatives.

The income tax expense from continuing operations in the second quarter of fiscal 2005 totaled $1.5 million, or 36% of pre-tax earnings, as compared with an income tax expense of $0.7 million, or 39% of pre-tax income, in the second quarter of fiscal 2004. The income tax expense from continuing operations for the first six months of fiscal 2005 totaled $2.4 million, or 36% of pre-tax earnings, as compared with an income tax expense of $0.2 million, or 38% of pre-tax income, for the first six months of fiscal 2004. Our overall effective tax rate, including discontinued operations, was 36% for the second quarter of fiscal 2005 as compared with 48% in the comparable prior year period. Our overall effective tax rate, including discontinued operations, was 36% for the first six months of fiscal 2005 as compared with 50% in the comparable prior year period. The decrease in the overall effective tax rate is primarily due to an increase in the percentage of pre-tax income from domestic operations, which has a lower effective tax rate than income from foreign operations. Research and development credits, which have historically been included in our effective tax rate calculation, were excluded in the second quarter of fiscal 2005 due to certain statutory limitations.

RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers (refer to Note 5 of our unaudited consolidated financial statements for additional information). In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement signed on December 20, 2004. Our net sales for the second quarter and six months ended December 31, 2004 included $2.5 million and $4.2 million, respectively, from these development services for Canon Inc.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, working capital was $61.9 million, an increase of $3.4 million from $58.5 million at June 30, 2004. We maintained cash, cash equivalents, and marketable securities at December 31, 2004 totaling $35.4 million, as compared with $34.4 million at June 30, 2004. Major fluctuations in working capital included a reduction in accounts receivable of $2.7 million due to collections, an increase in inventories of $9.7 million due to anticipated shipments in the third and fourth quarters of fiscal 2005 and an increase in progress payments of $3.9 million. There were no borrowings outstanding under our $3.0 million bank line of credit at December 31, 2004. The line of credit was renewed in December 2004.

During fiscal 2004 we entered into an agreement to sell our vacant Westborough, Massachusetts, facility. The sale transaction, anticipated to be completed in the second half of fiscal 2005, is expected to generate approximately $1.8 million in cash, net of selling expenses.

Acquisitions of property, plant, and equipment were $3.4 million in the second quarter of fiscal 2005, which includes $1.3 million for the construction of an addition to our existing Middlefield, Connecticut, facility. The building addition is expected to be completed during fiscal 2005 for an additional $0.8 to $1.0 million, and will be funded from existing cash balances. The additional space is expected to be used primarily for manufacturing. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in SEC SAB No. 104, “Revenue Recognition” and in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. We have standard rights of return that we account for as a warranty provision under SFAS No. 5. We do not have any price protection agreements or other post shipment obligations. We also sell custom equipment and do have situations where customer acceptance is part of the sales agreement. In these situations, revenue is not recognized until the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with EITF 00-21. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management’s estimated future usage is written down to estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for our products, and technological obsolescence. Significant management judgments must be made when providing for obsolete and excess inventory and losses on contracts. If actual market conditions are different than those projected by management, additional inventory write-downs and loss accruals may be required.

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs or revised estimated costs differ from management’s prior estimates, revisions to the estimated warranty liability would be required.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that ZYGO would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that ZYGO would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors we consider important, which could trigger the impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses, and a current expectation that, more likely than not, a long-lived asset will be disposed of significantly before the end of its estimated useful life.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value with the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates are based upon management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first six months of fiscal 2005.

For discussion of our exposure to market risk, refer to Item 7a. Quantitative and Qualitative Disclosures about Market Risk, presented in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

Item 4. Controls and Procedures

ZYGO maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to ZYGO is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 11, 2004. The following matter was submitted to a vote of the Company’s stockholders:

Proposal No. 1 - Election of Board of Directors

The following individuals, all whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

	For	Against

Eugene G. Banucci	15,209,054	313,480
Yousef A. El-Mansy	15,207,639	314,895
Paul F. Forman	13,987,399	1,535,135
Samuel H. Fuller	15,206,379	316,155
Seymour E. Liebman	14,030,727	1,491,807
Robert G. McKelvey	12,913,687	2,608,847
J. Bruce Robinson	14,026,653	1,495,881
Robert B. Taylor	15,089,416	433,118
Bruce W. Worster	15,206,379	316,155
Carl A. Zanoni	14,004,677	1,517,857

There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibits

(a)	Exhibits:

10.1	Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc. (1)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer

(1) Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation

(Registrant)

/s/ J. Bruce Robinson

J. Bruce Robinson President, Chairman, and Chief Executive Officer

/s/ Walter A. Shephard

Walter A. Shephard Vice President, Finance, Chief Financial Officer, and Treasurer
Date: February 9, 2005