Form 10-Q
period 2005-03-31
ZYGO CORP
filed 2005-05-06
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	06-0864500

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455

(Address of principal executive offices)	(Zip Code)

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

☑   YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑   YES    ☐  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,975,821 shares of Common Stock, $.10 Par Value, at April 29, 2005

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle and environmental regulations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2004.

PART I — Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Net sales
Products	$ 28,245	$ 23,425	$ 87,658	$ 66,996
Development services	5,442	5,008	9,614	13,338

	33,687	28,433	97,272	80,334

Cost of goods sold
Products	16,812	14,878	53,005	42,050
Development services	3,745	4,153	6,766	10,718

	20,557	19,031	59,771	52,768

Gross profit	13,130	9,402	37,501	27,566

Selling, general, and administrative expenses	5,498	5,358	16,880	16,802
Research, development, and engineering expenses	3,809	2,725	10,689	9,344

Operating profit	3,823	1,319	9,932	1,420

Other income:
Interest income	189	219	543	638
Miscellaneous income (expense), net	(133)	138	81	213

Total other income	56	357	624	851

Earnings from continuing operations
before income taxes and minority interest	3,879	1,676	10,556	2,271

Income tax expense	(1,217)	(637)	(3,621)	(863)
Minority interest	(287)	(71)	(684)	(175)

Earnings from continuing operations	2,375	968	6,251	1,233

Discontinued TeraOptix operations, net of tax	(100)	(340)	(210)	(1,221)
Charges and adjustments on the disposal of
TeraOptix, net of tax	11	(327)	(107)	(1,520)

Loss from discontinued operations	(89)	(667)	(317)	(2,741)

Net earnings (loss)	$ 2,286	$ 301	$ 5,934	$(1,508)

Basic—Earnings (loss) per share:
Continuing operations	$ 0.13	$ 0.05	$ 0.35	$ 0.07
Discontinued operations	$ —	$ (0.03)	$ (0.02)	$ (0.15)

Net earnings (loss)	$ 0.13	$ 0.02	$ 0.33	$ (0.08)

Diluted—Earnings (loss) per share:
Continuing operations	$ 0.13	$ 0.05	$ 0.35	$ 0.07
Discontinued operations	$ —	$ (0.03)	$ (0.02)	$ (0.15)

Net earnings (loss)	$ 0.13	$ 0.02	$ 0.33	$ (0.08)

Weighted average shares outstanding:
Basic shares	17,974	17,858	17,942	17,775

Diluted shares	18,226	18,422	18,140	18,248

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	March 31, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$16,793	$17,462
Marketable securities	9,694	8,428
Receivables, less allowance of $653 and $707	28,162	26,338
Inventories	33,730	21,547
Prepaid expenses	2,142	1,915
Deferred income taxes	3,783	3,999
Assets of discontinued unit held for sale	—	2,012

Total current assets	94,304	81,701

Marketable securities	7,605	8,503
Property, plant, and equipment, net	30,850	27,433
Deferred income taxes	29,712	31,738
Intangible assets, net	5,425	4,999
Other assets	981	1,078

Total assets	$168,877	$155,452

Liabilities and Stockholders' Equity
Current liabilities:
Payables	$11,733	$10,384
Deferred revenue and advance payments	6,263	615
Accrued salaries and wages	4,740	5,794
Other accrued liabilities	3,885	4,389
Income taxes payable	3,435	2,038

Total current liabilities	30,056	23,220

Other long-term liabilities	151	350
Minority interest	1,796	1,238

Total liabilities	32,003	24,808

Stockholders' equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,422,626 shares issued (18,332,933 at June 30, 2004);
17,975,421 shares outstanding (17,885,728 at June 30, 2004)	1,842	1,833
Additional paid-in capital	142,088	141,151
Retained earnings (accumulated deficit)	(62)	(5,996)
Accumulated other comprehensive income (loss):
Currency translation effects	(1,744)	(1,119)
Net unrealized gain on marketable securities	37	62

	142,161	135,931
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders' equity	136,874	130,644

Total liabilities and stockholders' equity	$168,877	$155,452

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended
	March 31, 2005	March 26, 2004
Cash provided by (used for) operating activities:
Net earnings (loss)	$5,934	$(1,508)
Adjustments to reconcile net earnings (loss) to cash
provided by (used for) operating activities:
Loss from discontinued operations	317	2,741
Depreciation and amortization	4,379	4,271
Deferred income taxes	2,420	629
Other, net	259	520
Changes in operating accounts:
Receivables	(1,705)	(7,086)
Inventories	(11,903)	(2,684)
Prepaid expenses	(208)	559
Payables and accrued expenses	5,917	2,003
Minority interest	558	175

Net cash provided by (used for) continuing operations	5,968	(380)
Net cash used for discontinued operations	(420)	(1,852)

Net cash provided by (used for) operating activities	5,548	(2,232)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment, net	(7,718)	(5,521)
Purchase of marketable securities	(4,763)	(4,941)
Additions to intangibles and other assets	(868)	(743)
Proceeds from the sale or maturity of marketable securities	4,325	11,226

Net cash (used for) provided by continuing operations	(9,024)	21
Net cash provided by discontinued operations	1,918	—

Net cash (used for) provided by investing activities	(7,106)	21

Cash provided by (used for) financing activities:
Dividend payments to minority interest	—	(235)
Employee stock purchase	677	578
Exercise of employee stock options	212	863

Net cash provided by continuing operations	889	1,206
Net cash used for discontinued operations	—	(11,374)

Net cash provided by (used for) financing activities	889	(10,168)

Net decrease in cash and cash equivalents	(669)	(12,379)
Cash and cash equivalents, beginning of period	17,462	31,209

Cash and cash equivalents, end of period	$16,793	$18,830

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services for customers in the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at March 31, 2005, the Consolidated Statements of Operations for the three and nine months ended March 31, 2005 and March 26, 2004, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and March 26, 2004 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2004 Annual Report on Form 10-K, including items incorporated by reference therein.

Revenue Recognition

We recognize revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. We have standard rights of return that we account for as a warranty provision under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. We also sell custom equipment and do have situations where customer acceptance is part of the sales agreement. In these situations, revenue is not recognized until the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with SAB No. 104 and EITF 00-21. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Basic weighted average shares outstanding	17,973,834	17,858,346	17,942,028	17,774,599
Dilutive effect of stock options	252,156	563,322	197,737	473,561

Diluted weighted average shares outstanding	18,225,990	18,421,668	18,139,765	18,248,160

Stock Compensation Plans

As of March 31, 2005, we have two stock-based compensation plans, which are described below. A third stock-based compensation plan expired in September 2002. We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” which requires that the information be determined as if we have accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the Statement.

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

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of restricted stock and stock options to purchase shares of common stock up to a total of 1,500,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period in quarterly increments (except for the annual option grants to directors as discussed below). The Plan will expire on August 27, 2012. Pursuant to the terms of the Plan, the Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Non-employee directors are now granted fully exercisable options to purchase 6,000 shares of common stock on an annual basis and each new non-employee director is granted fully exercisable options to purchase 12,000 shares of common stock, generally, on their first day of service, in all instances at the market value per share on the date of grant.

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

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Net earnings (loss), as reported	$2,286	$301	$5,934	$(1,508)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of
related tax effects	(474)	(1,446)	(2,110)	(4,272)

Pro forma net earnings (loss)	$1,812	$(1,145)	$3,824	$(5,780)

Net earnings (loss) per share
Basic - as reported	$0.13	$0.02	$0.33	$(0.08)

Basic - pro forma	$0.10	$(0.06)	$0.21	$(0.33)

Diluted - as reported	$0.13	$0.02	$0.33	$(0.08)

Diluted - pro forma	$0.10	$(0.06)	$0.21	$(0.32)

Comprehensive Income (Loss)

Our total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Net earnings (loss)	$2,286	$301	$5,934	$(1,508)
Unrealized loss on marketable
securities, net of tax	(5)	(16)	(25)	(63)
Unrealized gain on swap
agreement, net of tax	—	—	—	337
Reclassification adjustment
for loss on swap agreement
included in net loss,
net of tax	—	—	—	577
Foreign currency translation
effect	(696)	(212)	(625)	573

Comprehensive income (loss)	$1,585	$73	$5,284	$(84)

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2005 and June 30, 2004, inventories were as follows:

	March 31, 2005	June 30, 2004
Raw materials and manufactured parts	$16,519	$11,155
Work in process	15,477	9,794
Finished goods	1,734	598

	$33,730	$21,547

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2005 and June 30, 2004, property, plant, and equipment were as follows:

	March 31, 2005	June 30, 2004	Estimated Useful Life (Years)
Land	$615	$615	—
Building and improvements	14,802	11,941	15-40
Machinery, equipment, and office furniture	43,835	40,602	3-8
Leasehold improvements	720	657	1-5
Construction in progress	4,295	3,917	—

	64,267	57,732
Accumulated depreciation	(33,417)	(30,299)

	$30,850	$27,433

Depreciation expense for the three months ended March 31, 2005 and March 26, 2004 was $1,207 and $1,131, respectively. Depreciation expense for the nine months ended March 31, 2005 and March 26, 2004 was $3,964 and $3,917, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and a license agreement. Costs incurred in obtaining patents and trademarks are capitalized and the license agreement is valued at the actual dollar amount paid to obtain the license. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Costs incurred in maintaining patents and trademarks are expensed as incurred. If management determines that a patent or trademark is no longer a useful asset, the remaining unamortized balance is written off immediately. Intangible assets, at cost, at March 31, 2005 and June 30, 2004 were as follows:

	March 31, 2005	June 30, 2004
Patents	$6,131	$5,319
Trademarks	52	90
License agreement	1,350	1,350

	7,533	6,759
Accumulated amortization	(2,108)	(1,760)

Intangible assets, net	$5,425	$4,999

Intangible amortization expense was $146 and $110 for each of the three months ended March 31, 2005 and March 26, 2004, respectively. Intangible amortization expense was $370 and $322 for the nine months ended March 31, 2005 and March 26, 2004, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “Other accrued liabilities” line item in the Consolidated Balance Sheets:

	Nine Months Ended
	March 31, 2005	March 26, 2004
Beginning balance	$1,486	$1,215
Reductions for payments made	(917)	(1,894)
Changes in accruals related to warranties
issued in the current period	520	1,216
Changes in accruals related to pre-existing
warranties	(40)	757

Ending balance	$1,049	$1,294

Supplemental Cash Flow Information

Interest payments on debt were $480 for the nine months ended March 26, 2004. There were no interest payments for the nine months ended March 31, 2005. We also paid $1,109 in the second quarter of fiscal 2004 in connection with the settlement of an interest rate swap agreement. Income tax payments, less income tax refunds, amounted to $482 and $92 for the nine months ended March 31, 2005 and March 26, 2004, respectively.

Reclassifications

Certain amounts included in the consolidated financial statements for the prior year have been reclassified to conform with current year presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to measure and recognize compensation expense for all share based payments based on their fair value. The standard becomes effective for interim or annual periods beginning after June 15, 2005. We will adopt SFAS No. 123R in the first quarter of fiscal 2006. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial position and results of operations.

The FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4, Inventory Pricing, June 1953.” This statement eliminates the “so abnormal” criteria in Accounting Research Bulletin (“ARB”) No. 43 and replaces it with a requirement that “abnormal freight, handling costs, and amounts of wasted materials (spoilage)” should be treated as current-period costs. The standard becomes effective for annual periods beginning after June 15, 2005. The adoption of SFAS No. 151 in fiscal 2006 is not expected to have a material effect on our financial position or results of operations.

NOTE 3: DIVESTITURES AND DISCONTINUED OPERATIONS

In September 2002, we committed to a planned disposition of our TeraOptix business unit (“TeraOptix”) which included recording impairment charges for the facility and equipment. During the first nine months of fiscal 2004, we took an additional impairment charge on the facility of $1,193 million, net of tax of $1,111, based on the then current fair value based on an appraisal from an independent third party. During the fourth quarter of fiscal 2004, management changed the marketing of the facility to a general purpose manufacturing facility from clean room space. We received offers on the building during the fourth quarter from two separate independent third parties. Based on the offers, management determined that the fair value of the vacant facility was $2,012. An impairment charge of $4,862, net of tax of $2,641, was recorded in the fourth quarter of fiscal 2004. In fiscal 2005, we recorded an additional impairment charge and adjustments of $107, net of tax of $60, to reflect the fair value based on final negotiations of a pending sale. The sale of the facility was completed in March 2005 for $1,918, net of selling expenses.

In fiscal 2004, we paid off the mortgage debt of $10,955 on the facility. The mortgage debt had carried interest at 7.5% per annum at the time of repayment, and required monthly principal payments of $70, plus interest, until April 2007 and a balloon payment of $8,200 in May 2007. In connection with the debt repayment, the Company also paid the balance of a related interest rate swap agreement of $1,109. This payment resulted in an additional charge to discontinued TeraOptix operations, recorded net of tax. Prior to the payment, in accordance with SFAS No. 133, as amended, the swap liability was recorded with a corresponding debit, net of tax, to stockholders’ equity. The aggregate payment of $12,064 on the mortgage debt ($10,955) and swap agreement ($1,109) was funded from the Company’s available cash and marketable securities.

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. The components of cash flow from discontinued operations are as follows:

	Nine Months Ended
	March 31, 2005	March 26, 2004
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(317)	$(2,741)
Loss on sale and impairment of assets	94	2,304
Deferred income taxes	(178)	(1,413)
Other, net	(19)	(2)

Net cash used for operating activities from discontinued operations	(420)	(1,852)

Cash flows from investing activities:
Proceeds from the sale of assets
	1,918	—

Net cash provided by investing activities
	1,918	—

Cash flow from financing activities from discontinued operations:
Payment of long-term debt	—	(11,374)

Net cash used for financing activities from discontinued operations	—	(11,374)

Net cash provided by (used for) discontinued operations	$1,498	$(13,226)

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

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Semiconductor
Sales	$18,733	$18,027	$53,362	$46,401
Gross profit	7,250	6,289	21,109	15,388
Gross profit as a % of sales	39%	35%	40%	33%

Industrial
Sales	$14,954	$10,406	$43,910	$33,933
Gross profit	5,880	3,113	16,392	12,178
Gross profit as a % of sales	39%	30%	37%	36%

Total
Sales	$33,687	$28,433	$97,272	$80,334
Gross profit	13,130	9,402	37,501	27,566
Gross profit as a % of sales	39%	33%	39%	34%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 26, 2004	March 31, 2005	March 26, 2004
Domestic	$12,742	$6,567	$32,774	$21,136

Far East:
Japan	14,929	16,342	44,379	43,736
Pacific Rim	1,799	3,624	8,400	10,491

Total Far East	16,728	19,966	52,779	54,227
Europe and Other (primarily Europe)	4,217	1,900	11,719	4,971

Total	$33,687	$28,433	$97,272	$80,334

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,839 (38% of net sales) and $38,189 (39% of net sales) for the three and nine months ended March 31, 2005, as compared with $16,057 (56% of net sales) and $40,892 (51% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 31, 2005 and June 30, 2004, there were, in the aggregate, $10,319 and $10,913, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three months and nine months ended March 31, 2005, we recognized revenue of $5,442 and $9,615, respectively, for the original contract and subsequent add–on work compared with $5,008 and $13,338, respectively, for the comparable prior periods.

NOTE 6: HEDGING ACTIVITIES

During the third quarter of fiscal 2005, we entered into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and therefore, are marked-to-market with changes in fair value recorded to earnings. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would be largely offset by gains and losses on the underlying transactions.

As of March 31, 2005, we had three foreign currency forward contracts outstanding. Net recognized gains from foreign currency forward contracts for both the three and nine month months ended March 31, 2005 was $34, and are included in other income in the consolidated statements of operations. These gains are substantially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments to hedge foreign currency exposure prior to the third quarter of fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Introduction

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services for customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut.

We also perform development services for our largest customer, Canon, a related party, which have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a development services agreement with Canon for work on the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work, with an amendment to the original contract signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. In the third quarter of fiscal 2005, we recognized $5.4 million of revenue from these development services agreements as compared with $5.0 million in the prior year comparable quarter. We anticipate revenues of approximately $29.5 million from these follow-on agreements over the next 12 to 18 months. To the extent that we do not receive additional development agreements from any customers for services beyond that period, future period over period comparable sales would be significantly affected. The Canon development services revenues have historically carried a lower gross profit as a percentage of sales than our product sales.

Semiconductor manufacturers have become more cautious in their capital spending outlooks for the remainder of the 2005 calendar year. In the third quarter of fiscal 2005, we experienced a decline in product sales to Canon; however, this effect was offset by development services revenue returning to expected levels and by increasing sales to other semiconductor customers. We expect certain product sales to Canon to be below historical levels in the near term. While this decline in product sales to Canon was marginal, Canon sales as a percent of total net sales was significantly lower on a year over year basis. Canon represented 38% and 56% of total net sales for the third quarter of fiscal 2005 and 2004, respectively, and for the first nine months of fiscal 2005 and 2004, sales to Canon represented 39% and 51%, respectively. These year over year decreases were the primary result of increased sales in other areas of our business, including new initiatives in the flat panel market and growth in optical business systems.

We achieved an order level for the third quarter of fiscal 2005 of $37.7 million, as compared with $31.6 million for third quarter of fiscal 2004.  Orders in the semiconductor segment were $23.6 million, an increase of $4.7 million, or 25%, as compared with the third quarter of fiscal 2004, primarily due to increases in flat panel display metrology and stage optics orders of $2.5 million and $3.0 million, respectively.  In the third quarter of fiscal 2005, we continued a strong order rate in the industrial segment, with aggregate orders of $14.1 million. Orders in this business segment increased by $1.4 million, or 11%, as compared with the third quarter of fiscal 2004. The industrial orders were highlighted by continued orders of $2.1 for the production of optics used in laser surgery systems. The order flow boosted backlog to $68.9 million as of March 31, 2005, up $4.0 million, or 6%, from the second quarter of fiscal 2005, and up $19.9 million, or 41%, from the third quarter of fiscal 2004.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax”, for all periods presented. In addition, the charges on the disposal of TeraOptix, net of tax, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. In August 2004, we entered into an agreement to sell our former telecommunications facility located in Westborough, Massachusetts. In the second quarter of fiscal 2005, we recorded an additional impairment charge and adjustments of $0.2 million to reflect the fair value based on final negotiations. The sales transaction was completed in the third quarter of fiscal year 2005 and generated approximately $1.9 million of cash, net of selling expenses. We do not expect any additional charges for discontinued operations related to the TeraOptix business unit.

Continuing Operations

We recorded earnings from continuing operations for the third quarter of fiscal 2005 of $2.4 million, or $0.13 per diluted share, as compared with the third quarter of fiscal 2004 of $1.0 million, or $0.05 per diluted share. For the first nine months of fiscal 2005, we recorded earnings from continuing operations of $6.2 million as compared with $1.2 million for the first nine months of fiscal 2004. The increase period over period for both the third quarter and the nine month period reflects higher sales levels leveraging stable operating costs and overheads.

Net sales of $33.7 million for the third quarter of fiscal 2005 increased by $5.3 million, or 19%, as compared with the prior year period. For the nine month period of fiscal 2005, net sales of $97.3 million increased by $17.0 million, or 21.%, as compared with $80.3 million for the first nine months of fiscal 2004. Our net sales for the third quarter and nine months ended March 31, 2005 included $5.4 million and $9.6 million, respectively, from development services for Canon Inc.

Net sales by segment and geographic regions are as follows:

Net Sales By Segment and Geographic Regions

(In millions)	Three Months Ended				Nine Months Ended
	March 31, 2005	Net Sales %	March 26, 2004	Net Sales %	March 31, 2005	Net Sales %	March 26, 2004	Net Sales %
Segment
Semiconductor	$18.7	55%	$18.0	63%	$53.4	55%	$46.4	58%
Industrial	15.0	45%	10.4	37%	43.9	45%	33.9	42%

Total	33.7	100%	28.4	100%	97.3	100%	$80.3	100%

Geographic
Domestic	12.8	38%	6.6	23%	32.8	34%	21.1	26%
Europe/Other	4.2	13%	1.9	7%	11.7	12%	5.0	6%
Japan	14.9	44%	16.3	57%	44.4	45%	43.7	55%
Pacific rim	1.8	5%	3.6	13%	8.4	9%	10.5	13%

Total	$33.7	100%	$28.4	100%	$97.3	100%	$80.3	100%

For the third quarter and first nine months of fiscal 2005, net sales in the semiconductor sector increased $0.7 million, or 4%, and $7.0 million, or 15%, respectively, as compared with the same periods in the prior year. The increase for the third quarter of fiscal 2005 was due almost exclusively to volume increases to lithography customers. The increase for the first nine months of fiscal 2005 was due primarily to an increase in sales volume to our lithography customers partially offset by a decrease of $3.7 million in development sales. The increase in sales to lithography customers was primarily attributable to an increase in number of units sold in Europe and Japan. The year over year decline in development services revenue of $3.7 million is primarily attributable to the winding down of the initial development agreement with Canon and a slower than anticipated start on the further add-on work under the follow-up agreements signed in December 2004 and February 2005.

Sales for the third quarter of fiscal 2005 in the industrial segment increased $4.6 million, or 44%, as compared with the same period in the prior year. Sales in the industrial segment for the nine month period of fiscal 2005 increased by $10.0 million, or 29%, over the same period in the prior year. The increase in industrial segment sales for the third quarter and first nine months of fiscal 2005 was due primarily to a volume increase in large order optical components deliveries of $1.3 million and $2.3 million, respectively, and medical system sales of $1.7 million and $4.5 million, respectively.

Sales in U.S. dollars for the third quarter of fiscal 2005 were $27.1 million, or 80%, of total net sales for the period. For the first nine months of fiscal 2005, sales in U.S. dollars were $78.7 million, or 81%, of total net sales for the period. The majority of our foreign currency transactions and foreign operations are in the euro and Japanese yen. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations. During the third quarter of fiscal 2005, we entered into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes on various intercompany foreign receivables. We do not enter into any derivative transactions for speculative purposes.

Gross profit for the third quarter of fiscal 2005 totaled $13.1 million, an increase of $3.7 million, or 39%, from $9.4 million in the third quarter of fiscal 2004. Gross profit as a percentage of sales for the third quarters of fiscal 2005 and 2004 were 39% and 33%, respectively. Approximately two percentage points in the quarter over quarter increase is attributable to a reduction in our quality costs, which include rework, scrap, and warranty expenses. Another approximately two percentage points of the increase in the gross profit as a percentage of sales was a result of increased margins on development services. Increased volume in our optical assembly center helped to reduce unabsorbed costs, and increased volume in Europe with high margins also contributed to the increase. Gross profit for the first nine months of fiscal 2005 was $37.5 million, an increase of $9.9 million, or 36%, as compared with the prior year period. Gross profit as a percentage of sales for the first nine months of fiscal 2005 and 2004 was 39% and 34%, respectively. The gross profit as a percentage of sales was helped by increased margins on development services. This contributed two percentage points to the gross profit as a percentage of sales. In addition, approximately one percentage point of the increase in the first nine months is attributable to a reduction in our quality costs, which include rework, scrap, and warranty expenses.

Selling, general, and administrative expenses (“SG&A”) in the third quarter of fiscal 2005 amounted to $5.5 million, an increase of $0.1 million, or 2%, from $5.4 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005 and 2004, SG&A remained relatively consistent at $16.9 million in the first nine months of fiscal 2005 as compared with $16.8 in the first nine months of fiscal 2004. As a percentage of net sales, SG&A for the third quarter of fiscal 2005 and fiscal 2004 was 16% and 19%, respectively. For the first nine months of fiscal 2005 and 2004, SG&A as a percentage of sales was 17% and 21%, respectively. The decrease in SG&A as a percentage of sales for both periods of fiscal 2005 was due to the costs remaining stable on a higher sales volume.

Research, development, and engineering expenses (“R&D”) for the third quarter of fiscal 2005 totaled $3.8 million, an increase of $1.1 million, or 41%, from $2.7 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005 and 2004, R&D expenses were $10.7 million and $9.3 million, respectively. Our major initiatives this fiscal year are in the semiconductor segment, most notably for flat panel metrology. R&D as a percentage of sales for the third quarter and first nine months of fiscal 2005 was 11%. For the third quarter and first nine months of fiscal 2004, R&D as a percentage of sales was 10% and 12%, respectively.

The income tax expense from continuing operations in the third quarter of fiscal 2005 totaled $1.2 million, or 31% of pre-tax earnings, as compared with an income tax expense of $0.6 million, or 38% of pre-tax income, in the third quarter of fiscal 2004. The Company’s tax rate for the third quarter of fiscal 2005 was lower than the expected effective rate of 36% mainly due to an increased deduction on the June 30, 2004 tax return for foreign trade income that was realized in the third quarter. The income tax expense from continuing operations for the first nine months of fiscal 2005 totaled $3.6 million, or 34% of pre-tax earnings, as compared with an income tax expense of $0.9 million, or 38% of pre-tax income, for the first nine months of fiscal 2004. Our overall effective tax rate, including discontinued operations, was 36% for the first nine months of fiscal 2005 as compared with 29% in the comparable prior year period. The increase in the overall effective tax rate is primarily due to an increase in the percentage of pre-tax income from foreign operations, which has a higher effective tax rate than income from domestic operations, and reductions in research and development tax credits. Research and development credits, which have historically been included in our effective tax rate calculation, were excluded in the fiscal 2005 rate calculation due to certain statutory limitations.

RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers (refer to Note 5 of our unaudited consolidated financial statements for additional information). In March 2004, we signed a preliminary agreement to begin further add-on work, with a definitive agreement signed on December 20, 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. Our net sales for the third quarter and nine months ended March 31, 2004 included $5.4 million and $9.6 million, respectively, from these development services for Canon Inc.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, working capital was $64.2 million, an increase of $5.7 million from $58.5 million at June 30, 2004. We maintained cash, cash equivalents, and marketable securities at March 31, 2005 totaling $34.1 million, as compared with $34.4 million at June 30, 2004. The increase in working capital was primarily the result of an increase in inventory of $12.2 due to increased orders partially offset by an increase in deferred revenue and advance payments of $5.6 million due primarily to flat panel revenue recognition accounting. There were no borrowings outstanding under our $3.0 million bank line of credit at March 31, 2005.

During fiscal 2004, we entered into an agreement to sell our vacant Westborough, Massachusetts, facility. The sale transaction was completed in the third quarter of fiscal 2005 and generated approximately $1.9 million in cash, net of selling expenses.

Acquisitions of property, plant, and equipment were $1.8 million in the third quarter of fiscal 2005, which includes $0.7 million for the construction of an addition to our existing Middlefield, Connecticut, facility. The building addition was completed during the third quarter of fiscal 2005. The additional space is being used primarily for manufacturing.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in SEC SAB No. 104, “Revenue Recognition” and in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. We have standard rights of return that we account for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. We also sell custom equipment and do have situations where customer acceptance is part of the sales agreement. In these situations, revenue is not recognized until the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with SAB No. 104 and EITF 00-21. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that ZYGO would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that ZYGO would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss, changes to the valuation allowance, changes in pre-tax income between jurisdictions that have higher or lower tax rates, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first nine months of fiscal 2005. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions.

For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2004.

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

PART II — Other Information

Item 6.     Exhibits

(a)	Exhibits:
	10.1	Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc. (1)
	10.2	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (1)
	31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

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

Date: May 6, 2005