Form 10-K
period 2005-06-30
ZYGO CORP
filed 2005-09-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

      ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

OR

      ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0864500 (IRS Employer Identification Number)
Laurel Brook Road, Middlefield, Connecticut (Address of principal executive offices)	06455-1291 (Zip Code)

Registrant's telephone number, including area code: (860) 347-8506

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒        No ☐

      The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2004, as reported by the NASDAQ National Market, was approximately $130,085,967. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

18,128,639 Shares of Common Stock, $.10 Par Value, at September 2, 2005

Documents Incorporated by Reference:

      Specified portions of the registrant's Proxy Statement related to the registrant's 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

      As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company”, and “ZYGO” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

      All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. These forward looking statements include without limitation statements under “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

      Any forward looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this 10-K.

PART I

Item 1. Business

OVERVIEW

      Zygo Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers' manufacturing yields, and optical components and systems as OEM sub-components and end-user optical systems. ZYGO's measurement solutions are designed to improve quality, increase productivity and decrease the overall cost of manufacturing and product development for high-technology manufacturing processes. The Company's optical component and systems products provide high-end solutions for laser fusion research, imaging systems, and measurement system components.

      We serve the semiconductor and industrial markets through our three core product lines, metrology, precision positioning systems, and optical systems solutions. Our semiconductor product offerings include OEM solutions and major technology development projects for the semiconductor capital equipment industry and in-line automated yield improvement systems for both flat panel displays and advanced semiconductor packaging manufacturing. Our industrial market products serve the automotive, consumer electronics, defense/aerospace, and all markets other than semiconductor. Industrial market products include optical components, optical systems and measurement-based process control systems for defense and aerospace customers, and measurement-based process control and yield-enhancement systems for automotive and consumer electronics customers.

      ZYGO's solutions are primarily based on optical interferometric technology. ZYGO continues to be a world leader in optical interferometry with a patent portfolio of more than 245 active and 220 pending patents, most of which are related to the broad field of interferometry and its practical application. ZYGO metrology solutions provide process control for surface shape and roughness, which are critical to all of the Company's markets. Our displacement measurement systems are used extensively in ultra-precise wafer positioning systems for the semiconductor capital equipment industry.

      ZYGO's optical component and systems products, used in both semiconductor and industrial markets, reflect our broad range of capabilities and provide high-end solutions for our customers. The Company's resources in this business include high-level design services and proprietary manufacturing processes, as well as assembly capabilities and our expertise in interferometric metrology.

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

MARKETS, PRODUCTS AND CUSTOMERS

      Manufacturers in the semiconductor and industrial markets strive to improve their processes in order to compete more effectively in a marketplace characterized by decreasing product dimensions, increasingly complex manufacturing processes, decreasing product life cycles, declining product prices, and intensifying global competition, among other factors. As such, precision metrology and optical components are designed to help these manufacturers continually achieve process and design improvements.

Semiconductor Market

      ZYGO serves several areas of the semiconductor market, notably capital equipment suppliers, the largest area, as well as the flat panel display and advanced semiconductor packaging. The Company has a broad and growing range of products that serve these market areas.

Semiconductor Products and Applications

      Photolithography scanners form the core of the semiconductor manufacturing process. These scanners image the patterns of stacked layers of circuitry that make up transistors. The photolithographic scanners image the circuitry onto both silicon wafers for microprocessors and memory chips and also flat panel displays for computers, televisions, and other displays. Several ZYGO products enable these scanners to image these circuit patterns reliably and with nanometer precision.

      Precision Positioning Systems: The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography scanners, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers (DMI) to provide precise feedback to control the position of the silicon wafer. ZYGO's ZMI 2000™ and ZMI 4000™ precision positioning feedback systems are designed primarily for photolithography scanners. They are also used in a broad range of semiconductor metrology and backend process tools.

      Optical Components: Supporting both the projection lens and stage positioning systems, ZYGO supplies OEM optical components to leading photolithographic suppliers. The core of the wafer stage positioning system is the stage mirror. ZYGO manufactures stage mirror assemblies that are part of the stage positioning system, and also manufactures various OEM optical components for projection optical systems.

      Technology Development Projects: Lithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation lithography scanners often exceeds the capabilities of commercially available measurement systems. ZYGO's expertise in optical interferometer technology, and the practical skills needed to apply this technology, makes us well suited to deliver custom solutions to leading photolithography equipment suppliers.

      Flat Panel Display (FPD): Flat panel displays first were used in laptop computers and have now grown to be the display of choice for most computer monitors. Large screen televisions are now common and many are based on flat panel display technology. ZYGO is enabling this industry's growth with ultra high precision measurement solutions to improve flat panel display manufacturing yields. The ZYGO fully automated HS Series systems are an inline process control, yield enhancement tool. The FPD HS tool measures the topography of color filter photo components prior to being combined with the thin-film-transistor panel in the “one drop fill” assembly process. This fully automated system incorporates the latest ZYGO Intellisensor™ optical profiler technology, integrated robotics and motion stages, mini-clean environmental enclosure and factory floor command and control software. The system measures the height and width of key optical components, and predicts the fill volume to increase upstream manufacturing yields.

      Advanced Packaging Metrology: During the manufacture of a semiconductor chip, after the photolithographic process is complete, the silicon wafer must be diced into individual chips and packaged for customer use. In advanced chip packaging fabrication facilities, the ZYGO CP 300™ system measures patterned features and films on the surfaces of diced and un-diced chips, for process control and yield improvement. The APEX™ system incorporates a specialized ZYGO NewView™ optical profiler and wafer positioning system with pattern recognition software, and can be configured for clean room or laboratory use.

      Semiconductor Customers include:

Canon	KLA-Tencor Corporation
Chi Mei Optronics	Nikon
HannStar	Sintek Photronic Corporation
Intel	Zeiss
Quanta Display Inc.

Industrial Market

      ZYGO's industrial market covers all areas other than semiconductor. Products for automotive, consumer electronics, and other customers are measurement-based process control and yield enhancement systems. Products for defense and aerospace companies include optical components, optical systems, and measurement-based process control systems.

Industrial Products and Applications

      Consumer Electronics

      Consumer electronics, including cell phones, digital cameras, DVD and CD players, and optical computer drives, all have significant optical content. Consumer electronic optics, which provide imaging and data storage, are manufactured in quantities in the hundreds of thousands to millions of components per year. These complex miniature optical systems require precise optical testing—from development to in-line process control—which our measurement-based process control and yield enhancement systems are designed to perform.

      GPI™ and VeriFire™ Systems: The development of new optical systems for any application requires very flexible and easy to use test equipment. The ZYGO GPI™ and VeriFire™ systems are the latest products in an over 30 year old product family that revolutionized optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than 25 mm diameter, and research and development for any application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO's MetroPro™ data analysis software.

      PTI 250™: Consumer electronics typically contain small optics, less than 30 mm diameter. The PTI 250™ is a small bench top optical test system in the tradition of ZYGO's industry standard GPI™. The system meets the consumer market demand by combining high-quality optics with ZYGO's MetroPro™ data analysis software.

      DVD 400™: BluRay and HD DVD, next generation of systems DVD player and computer memories, use blue light at 405 nm wavelength to increase the amount of data on a DVD disk. ZYGO's DVD 400™ interferometer is used by the developers of these next generation systems. ZYGO's DVD 400P™ is our system for the production floor. ZYGO's 405 nm systems are an enabling technology for the next generation DVD players and computer memories.

      Automotive Industry

      The automotive industry is striving to improve fuel economy and decrease environmental pollution to meet customer demand and adhere to government regulation. Improving both requires more efficient engines, including the fuel injection system. Since high-pressure valves and sealing surfaces found in the fuel injection system must be manufactured to high precision, our measurement-based process control and yield-enhancement systems are used in the development and manufacture of these components.

      NewView™ 6200/6300 and Delta Systems: Our high precision metrology equipment is well suited for fuel injector components, which are ground or lapped to tolerances of one-hundred billionths of a meter. ZYGO's patented “FDA” data acquisition system for the NewView™ optical profiler meets this high-precision measurement requirement. This year, ZYGO introduced the NewView 6200™ and NewView 6300™ for these applications, offering increased speed and better performance at a lower price point. The NewView Delta™ is a production floor packaged system, also targeted to this growing market.

      Defense/Aerospace

      Defense/aerospace companies use optical technology in a broad range of applications. One application is the enhancement of human sight through imaging systems, such as telescopes, that are used in satellite and airborne reconnaissance, fire-control systems, and hand-held viewers. Nuclear research for both weapons maintenance programs and the development of nuclear fusion energy sources also use very large optical lasers at a number of worldwide facilities, including the National Ignition Facility (NIF). In addition, projection systems in computer-based flight and battlefield simulation use sophisticated optical systems. Several of our products support these and other defense/aerospace programs.

      Optical Components: The ability to process optics with flat surfaces is a manufacturing core competency at ZYGO. We have the capability to machine, polish, and final-coat optical components with flat surfaces ranging in size from a centimeter to a meter. This capability meets the requirements for several defense/aerospace programs. For example, ZYGO has a dedicated production facility to carry out a multi-year program for NIF laser optics used at Lawrence Livermore National Laboratory. Other significant manufacturing programs have included the manufacture of precision sapphire windows, telescope optics, and prismatic reflectors.

      Optical System Group: Defense/aerospace optical systems often push the state of the art in optical design and manufacturing technologies. ZYGO's Optical Systems Group has two locations—one in Costa Mesa, California and the other in Tucson, Arizona. These facilities are focused on designing and manufacturing leading edge optical systems. Key development and manufacturing programs include or have included: Helmet-mounted immersive display for flight training simulation, optical subassemblies for the NIF program, laser surgery beam delivery systems, and custom imaging systems.

      GPI™ and VeriFire™ Systems: Developing state-of-the-art optical designs and manufacturing technology for the defense/aerospace market also requires leading metrology systems for manufacturing process control and development. Our industry standard GPI™ and VeriFire™ optical interferometers test both the optical components and systems for design compliance. This year, we introduced the GPI XP/D™ and GPI FlashPhase™ systems. The GPI FlashPhase™ system operates on the production floor where standard interferometers cannot measure or do not meet the demanding requirements of the defense/aerospace market. With our proprietary data acquisition, GPI FlashPhase™ can measure in the turbulent and vibrating environments that are often found in defense/aerospace applications. ZYGO is also active in designing and manufacturing custom systems for defense/aerospace applications, especially interferometers that operate at infrared wavelengths, which are unique to this market.

      Industrial Customers include:

Bosch	Northrop Grumman
IntraLase	Sandia National Laboratories
Lawrence Livermore National Laboratory	University of Rochester

Competition

      The industries in which we participate are intensely competitive and are characterized by price pressure and rapid technological change. Furthermore, these markets are dominated by a few market leaders. We are one of a limited number of companies that develop and market yield-enhancement solutions. Our primary yield enhancement competitors in the semiconductor and industrial markets include Agilent's Laser Interferometer Positioning Systems Division, Veeco's Metrology Division, SNU Precision, and Rank Taylor Hobson. The principal factors upon which we compete are performance, flexibility, value, on-time delivery, responsive customer service and support, and breadth of product line.

Research and Development and Engineering Operations

      We operate in industries that are subject to rapid technological change and engineering innovation. As such, we dedicate substantial resources to research and development. At June 30, 2005, we employed 120 individuals or approximately 23% of our workforce within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products are commercially relevant. We also maintain a close working relationship with various research groups and academic institutions in the United States and abroad. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

      We have been recognized as an innovator in commercializing technology, as evidenced by our numerous achievement awards, including:

      • R&D 100 Awards in 1978, 1982, 1988 (three awards), 1994, 1996, 1997, 1998, 2002, and 2003;

      • Photonics Spectra Circle of Excellence Awards in 1988, 1994, 1996, 1997, 1998, and 2001;

      • Laser Focus World Commercial Technology Award in 2001;

      • American Machinist Excellence in Manufacturing Technology Achievement Award for Technology & Reliability in 2000

Patents and Other Intellectual Property

      Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, and trade secret laws, and license agreements to establish and protect our proprietary rights for our products.

      Since we introduced the first optical interferometer in 1972, we have had approximately 200 United States patents issued, of which approximately 165 are currently active, and approximately 85 foreign patents issued, of which approximately 80 are active, and we have approximately 80 United States and approximately 140 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

      While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

BACKLOG

      Backlog at June 30, 2005 was $66.6 million, an increase of $11.7 million, or 21%, as compared with $54.9 million at June 30, 2004. The year-end fiscal 2005 backlog consisted of $28.8 million, or 43%, in the semiconductor segment and $37.8 million, or 57%, in the industrial segment. Orders for the fiscal year ended June 30, 2005 totaled $153.9 million and consisted of $75.4 million, or 49%, in the semiconductor segment and $78.5 million, or 51%, in the industrial segment.

MARKETING AND SALES

      Our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted sectors within our markets. The selling process for our products is performed through our worldwide sales organization operating out of eight regional sales offices in California, Connecticut, Germany, Japan, Singapore, Taiwan, China, and Korea. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics and metrology units in Connecticut, Arizona, California, and Florida. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

      The following table sets forth the percentage of our total sales by region (including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,
	2005	2004	2003
Domestic	34%	29%	30%
Far East:
Japan	43%	53%	53%
Pacific Rim	13%	11%	7%

Total Far East	56%	64%	60%
Europe	10%	7%	10%

Total	100%	100%	100%

      Customer service is an essential part of our business since product up time is critical given its effect on our customers' production efficiency. As of June 30, 2005, our global sales customer support and service organization consisted of over 80 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

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

AVAILABLE INFORMATION

      We make available free of charge through our website, www.zygo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be obtained without charge by contacting Investor Relations, Zygo Corporation, Corporate Headquarters, Laurel Brook Road, Middlefield, Connecticut 06455-1291, phone: 1-860-347-8506. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy, and information statements, or other information regarding reports that we file electronically with them at http://www.sec.gov.

EMPLOYEES

      At June 30, 2005, we employed 526 people of whom 240 were in manufacturing, 120 were in research and development, 80 were in sales and marketing, and 86 were in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson—age 63—Chairman, President, and Chief Executive Officer

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

Walter A. Shephard—age 51—Vice President, Finance, Chief Financial Officer, and Treasurer

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

William H. Bacon—age 55—Vice President, Corporate Quality and Support Services

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

Douglas J. Eccelston—age 56—Vice President, Precision Positioning Systems

      Mr. Eccelston has served as Vice President, Precision Positioning Systems since March 2003. Previously, from 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

      Mr. Eccelston has served as an executive officer of ZYGO since July 2004.

Brian J. Monti—age 49—Vice President, Worldwide Sales and Marketing

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

David J. Person—age 57—Vice President, Human Resources

      Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

      Mr. Person has served as an executive officer of ZYGO since September 1998.

Robert A. Smythe—age 53—Vice President, Marketing

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

Robert J. Stoner—age 42—Vice President, Metrology and Optical Systems

      Dr. Stoner has served as Vice President of Business Development in 2002, and has served as Vice President of Metrology and Optical Systems since 2003. From 2000 to 2002, Dr. Stoner was President of Vinestone Corporation, a software company, and from 1995 to 2000 he was President of Cooper Mountain Corporation, a technology consulting firm.

      Dr. Stoner has served as an executive officer of ZYGO since July 2004.

Carl A. Zanoni—age 64—Senior Vice President, Technology

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

Item 2. Properties

      Our principal manufacturing facility and corporate headquarters is located on Laurel Brook Road in Middlefield, Connecticut. The Middlefield facility consists of one 153,500-square-foot building on approximately 13 acres.

	Square Footage
Operation/Location	Manufacturing	Total	Owned/Leased Expiration Date
Corporate Headquarters, Eastern Regional Sales Office, and Instrument and Optics Manufacturing Middlefield, Connecticut	89,000	153,500	Owned
R&D Center
Delray Beach, Florida	4,286	10,323	Leased—06/30/07
Zygo—Laser Technology (R&D)
Watsonville, California	0	1,452	Leased—04/14/08
Zygo—Optical Systems
Tucson, Arizona	14,560	22,560	Leased—08/31/06
Zygo—Optical Systems
Costa Mesa, California	0	13,714	Leased—10/18/07
Western Regional Sales Office and R&D Center
Sunnyvale, California	0	7,390	Leased—10/31/08
Office
Franklin, Massachusetts	0	350	Leased—09/31/05
Zygo PTE Ltd—Sales Office
Singapore	0	1,550	Leased—12/27/06
Zygo Taiwan
Sales Office	0	3,961	Leased—12/31/06
Service Office	0	2,772	Leased—04/30/07
ZygoLOT
Germany	0	3,702	Leased—10/01/05
Zygo KK
Japan	0	1,775	Leased—10/31/05
Zygo China
China	0	1,610	Leased—08/15/06
Zygo Korea
Korea	0	1,507	Leased—04/12/07
Properties Unoccupied or Leased to Others
Plymouth, Massachusetts	0	6,600	Leased—05/31/06
Longmont, Colorado	0	28,110	Leased—05/31/06
Simi Valley, California	0	6,290	Leased—12/14/05

Total	107,846	267,166

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

      Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company's common stock by quarter for fiscal 2005 and 2004.

	Fiscal Year Ended June 30, 2005		Fiscal Year Ended June 30, 2004
	High	Low	High	Low
First quarter	$12.00	$8.46	$15.10	$7.74
Second quarter	$12.67	$9.75	$21.53	$13.36
Third quarter	$14.48	$9.96	$21.23	$13.22
Fourth quarter	$13.30	$9.20	$16.70	$9.30

      These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      The number of record holders of our common stock at June 30, 2005 was 474. Our closing stock price as of June 30, 2005 was $9.80.

      We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all our earnings to finance the expansion and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

      Information required with respect to “Securities Authorized for Issuance Under Equity Compensation Plans” will be included under the caption “Equity Compensation Plan Information” in the proxy statement to be filed pursuant to Regulation 14A for use in connection with our company's 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

      The financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operation” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2005	2004	2003	2002(1)	2001(1)
(Thousands, except for per share and ratio amounts)
Net sales	$142,167	$116,642	$102,577	$80,268	$129,508
Gross profit	$54,147	$43,065	$35,445	$27,463	$61,361
% of sales	38%	37%	35%	34%	47%
Earnings (loss) from continuing operations	$10,176	$4,248	$1,575	($4,279)	$13,901
% of sales	7%	4%	2%	(5% )	11%
Earnings (loss) per share from continuing operations
Basic	$0.57	$0.24	$0.09	($0.24)	$0.90
Diluted	$0.56	$0.23	$0.09	($0.24)	$0.86
Net earnings (loss)	$9,810	($3,407)	($10,570)	($11,733)	$10,659
Net earnings (loss) per share:
Basic	$0.55	($0.19)	($0.60)	($0.67)	$0.69
Diluted	$0.54	($0.19)	($0.60)	($0.67)	$0.66
Weighted average number of shares:
Basic	17,950	17,802	17,539	17,414	15,398
Diluted	18,140	18,221	17,696	17,414	16,063
Research, development, and engineering	$13,377	$13,011	$12,659	$17,696	$13,518
Capital expenditures	$9,987	$7,585	$5,037	$11,381	$13,902
Depreciation and amortization	$5,880	$5,717	$5,623	$6,098	$3,760
	June 30,
	2005	2004	2003	2002(1)	2001(1)
Working capital	$63,254	$58,481	$66,881	$65,917	$88,741
Current ratio	2.3	3.5	3.3	5.2	4.6
Total assets	$189,340	$155,452	$161,068	$169,201	$186,832
Long-term debt (including current portion)	$—	$—	$11,374	$12,211	$12,560
Stockholders' equity	$140,171	$130,644	$129,860	$140,005	$149,139
Price-earnings ratio	18	N/A	N/A	N/A	34
Number of employees at year-end	526	476	477	537	648
Sales per employee—average	$270	$245	$215	$149	$200
Book value per share	$7.94	$7.85	$7.92	$7.99	$8.48
Market price per share at year-end	$9.80	$11.19	$8.00	$8.05	$22.25

(1)	The selected consolidated financial data for the periods ended June 30, 2002 and 2001 have been reclassified to conform with the fiscal 2005, 2004, and 2003 presentation of the discontinued operations and loss on disposal of our former TeraOptix unit.

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

Revenue Recognition and Allowance for Doubtful Accounts

      We recognize revenue based on guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. Standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. We have standard rights of return that we account for as a warranty provision under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with SAB No. 104 and EITF 00-21. Standalone software products are recognized as revenue when they are shipped. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

      We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns, and specific collection issues. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit from our customer before a shipment is made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Accounting for Income Taxes

      Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period based on changes to the valuation allowance, changes in pre-tax income between jurisdictions that have higher or lower tax rates, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

      We also perform several development services, which have produced a significant amount of our revenue over the past three years. In December 2004 and February 2005, we signed development agreement amendments with Canon Inc. (“Canon”) for additional add-on work to our existing development agreement originally executed in fiscal 2003. In February 2005, we also signed a new development agreement with Canon. The development services contracts that were signed in fiscal 2005 are expected to represent approximately $41 million in additional revenue over the next several years, of which $14.2 million has been recognized in fiscal 2005. Our period over period comparable sales would be adversely affected if we do not continue to provide these development services.

      Overall, sales to Canon, our single largest customer, decreased approximately 9% in fiscal 2005 from fiscal 2004, representing 36% of total net sales for fiscal 2005 and 49% for fiscal 2004. We experienced, as expected, a decline in certain product sales to Canon in the third and fourth quarters of fiscal 2005. Despite the $5.4 million decrease in sales to Canon, our revenues grew 22%, reflecting the growth in other areas of our business, primarily the flat panel market and optical systems solutions.

      During the past year, we opened additional regional offices in Taiwan, China, and Korea to increase our presence in the Pacific Rim region, particularly to take advantage of opportunities in the semiconductor segment. We expect these new offices to have a minimal impact on our results of operations in the immediate future, but also expect that the offices will become increasingly important over time.

      We believe the semiconductor segment contains our best sales growth opportunities in the near future. As such, we are focusing our research and development efforts on specific semiconductor initiatives, most notably in the display and packaging markets.

      An area of continued revenue growth expected in fiscal 2006 is in our optical systems solutions. Three years ago we opened a facility in Tucson, Arizona, that provides contract optical-mechanical manufacturing, utilizing lean manufacturing technology. Late in fiscal 2003, we launched our Costa Mesa, California operation that supplies electro-optical system design and prototyping. Together, these operations enable us to deliver integrated optical solutions, from design to delivery, primarily to the defense and aerospace markets. To date, our gross profit as a percentage of sales on optical systems solutions has been below our typical gross profit percentage for products in our more mature product lines. We expect that as our sales increase, our gross profit percentage will also increase, although not to the extent of our more mature product lines. These products and services typically yield a lower margin.

      Our backlog at June 30, 2005 was $66.6 million, an increase of $11.7 million from June 30, 2004. Orders were $42.5 million in the fourth quarter as we experienced continued strength across our product lines and regions. Industrial orders represented 52% of our fourth quarter orders, led by a large optics order for $6.0 million, which is expected to be shipped in fiscal 2006. Our semiconductor backlog of $28.8 million includes $9.8 million related to future flat panel shipments. Bookings in the first quarter of our fiscal year tend to be lower than the fourth quarter of the previous year and we expect the first quarter of fiscal 2006 to continue that trend.

      We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. In addition, the “Charges on the disposal of TeraOptix, net of tax”, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. During fiscal 2004, we recorded impairment charges on our former Westborough telecommunications facility in the second and fourth fiscal quarters. In the second quarter of fiscal 2004, the impairment charge was based on the then current fair value based on an appraisal from an independent third party. During the fourth quarter of fiscal 2004, management changed the marketing of the facility to a general purpose manufacturing facility from clean room space. We received offers on the building during the fourth quarter from two separate independent third parties. Based on the offers, management determined that the fair value of the vacant facility was $2.0 million and an additional impairment charge was recorded. The total impairment charges recorded in fiscal 2004 were $6.4 million, net of tax of $3.4 million. In fiscal 2005, we recorded an additional impairment charge and adjustments of $0.1 million, net of tax of $43,000 to reflect the fair value based on final negotiations of a pending sale. The sale of the facility was completed in March 2005 for $1.9 million, net of selling expenses.

Fiscal 2005 Compared with Fiscal 2004

      Net sales of $142.2 million for fiscal 2005 increased by $25.6 million, or 22%, from the comparable prior year period sales of $116.6 million. Net sales by segment and geographic regions follows:

Net Sales By Segment and Geographic Regions

	Twelve Months Ended
	June 30, 2005	Net Sales %	June 30, 2004	Net Sales %
	(In millions)
Segment
Semiconductor	$79.9	56%	$67.1	58%
Industrial	62.3	44%	49.5	42%

Total	142.2	100%	116.6	100%

Geographic
Domestic	48.0	34%	33.9	29%
Europe	15.0	10%	8.4	7%
Japan	61.1	43%	61.1	53%
Pacific Rim	18.1	13%	13.2	11%

Total	$142.2	100%	$116.6	100%

      For fiscal 2005, net sales in the semiconductor segment were $79.9 million, or 56% of total net sales, as compared with $67.1 million, or 58%, in the prior year period. The increase in net sales of $12.8 million within the semiconductor segment was primarily due to an increase in net sales to the Pacific Rim of $5.9 million primarily driven by flat panel sales of $3.3 million and increased metrology volume from China and Taiwan. In addition, sales in Europe increased $5.8 million, primarily due to optics sales. Net sales for fiscal 2005 and 2004 included $15.6 million and $16.1 million, respectively, from development services agreements. In fiscal 2005 we signed two development agreement amendments with Canon Inc. for additional add-on work to our existing development agreement originally executed in fiscal 2003. In February 2005, we also signed a new development agreement with Canon Inc. These new contracts totaled approximately $41.0 million of which $14.2 million was recognized as revenue in the current year. It is expected that the remaining revenue will be recognized over the next 15 months.

      For fiscal 2005, net sales in the industrial segment were $62.3 million, or 44% of total net sales, as compared with $49.5 million, or 42%, in the prior year period. The increase in net sales of $12.8 million within the industrial segment was primarily due to an increase in domestic sales of $12.3 million and Europe sales of $0.8 million. The increase in domestic sales was primarily due to increases in the optical assembly manufacturing unit of $10.3 million for laser eye surgery systems, increased engineering services, and optics services for NIF. Increased sales in Europe was primarily related to an increase in automotive related sales.

      Approximately 82% of all fiscal 2005 sales were in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. The impact of changes in foreign currency values on our sales cannot be measured. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales denominated in yen to Japanese customers.

      Gross profit for fiscal 2005 totaled $54.1 million, an increase of $11.0 million, or 26%, from $43.1 million in the prior fiscal year. Gross profit as a percentage of sales for fiscal 2005 and 2004 was 38% and 37%, respectively. The increased margin was primarily due to product mix with increases in sales on higher margin products and increased margins on the development services revenue, in which the newer contracts carry a slightly higher margin than did the original agreement.

      Selling, general, and administrative expenses (“SG&A”) in fiscal 2005 amounted to $24.9 million, an increase of $0.3 million, or 1%, from fiscal 2004. SG&A as a percentage of net sales in fiscal 2005 was 18%, as compared with 21% in fiscal 2004. SG&A in fiscal 2005 included increases in profit sharing accruals of $1.0 million, and professional services of $0.8 million, partially offset by several one-time adjustments aggregating to $0.8 million, reduced bad debt expense of $0.5 million, and decreases of domestic commissions of $0.2 million.

      Research, development, and engineering expenses (“RD&E”) in fiscal 2005 increased by $0.4 million, or 3%, to $13.4 million from $13.0 million in the comparable prior year period. RD&E as a percentage of net sales in fiscal 2005 was 9%, as compared with 11% in fiscal 2004. R&D costs in 2005 were primarily driven within the Precision Positioning System products with headcount additions to meet redesign projects and the flat panel area with continued development of next generation tools.

      Our operating profit in fiscal 2005 was $15.9 million, as compared with an operating profit of $5.5 million in fiscal 2004. Operating profit as a percentage of sales in fiscal 2005 was 11%, as compared with the operating profit as a percentage of sales of 5% in fiscal 2004.

      The income tax expense from continuing operations in fiscal 2005 totaled $5.9 million, or 35% of pretax profits, which compares with an income tax expense of $1.9 million, or 29% of pretax profits, in fiscal 2004. The increase in the tax rate was primarily due to the diminished effect of certain tax credits on a higher income base and more income associated with higher tax jurisdictions. The overall effective tax rate, including the tax effect of the discontinued operations, for fiscal 2005 was 35%, as compared with an income tax benefit of 42% in fiscal 2004.

      We recorded net earnings of $9.8 million for fiscal 2005 as compared with a net loss of $3.4 million for fiscal 2004. On a diluted per share basis, the net income was $0.54 per share for fiscal 2005 as compared with a net loss of $0.19 per share for fiscal 2004. The net earnings for fiscal 2005 included losses of $0.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $0.1 million, net of tax, related to the disposal of our discontinued TeraOptix unit. The charge related to the disposal of our discontinued TeraOptix unit was primarily due to the sale of our vacant facility in Westborough, Massachusetts in the third quarter of fiscal 2005. The net loss for fiscal 2004 included losses of $1.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $6.4 million, net of tax, related to the disposal of our discontinued TeraOptix unit reflecting changes in the fair value of the Westborough facility. The earnings from continuing operations for fiscal 2005 was $10.2 million, or $0.56 per diluted share, as compared with earnings from continuing operations of $4.2 million, or $0.23 per diluted share, for fiscal 2004.

      Backlog at June 30, 2005 totaled $66.6 million, an increase of $11.7 million, or 21%, from $54.9 million at June 30, 2004. The year-end fiscal 2005 backlog consisted of $28.8 million, or 43%, in the semiconductor segment and $37.8 million, or 57%, in the industrial segment. Orders for fiscal 2005 totaled $153.9 million. Orders by segment for fiscal 2005 consisted of $75.4 million, or 49%, in the semiconductor segment and $78.5 million, or 51%, in the industrial segment. The increase in the backlog is primarily related to an increase in domestic region orders. Domestic orders were driven by large custom optics and optical assembly orders, as well as an increase in orders received by our applied optics group.

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

      Selling, general, and administrative expenses (“SG&A”) in fiscal 2004 amounted to $24.3 million, an increase of $3.9 million, or 19%, from fiscal 2003. SG&A as a percentage of net sales in fiscal 2004 was 21%, as compared with 20% in fiscal 2003. The increase in SG&A for fiscal 2004 is primarily related to increases in various personnel costs including incentive programs, and external commissions.

      Research and development expenses (“R&D”) in fiscal 2004 amounted to $13.0 million, an increase of $0.3 million, or 2%, from $12.7 million in the comparable prior year period. R&D as a percentage of net sales in fiscal 2004 was 11%, as compared with 12% in fiscal 2003. R&D costs in 2004 included a full year of our applied optics group, partially offset by decreases associated with production starts in flat panel and optics.

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

      Backlog at June 30, 2004 totaled $54.9 million, an increase of $17.7 million, or 47%, from $37.2 million at June 30, 2003. The year-end fiscal 2004 backlog consisted of $33.2 million, or 60%, in the semiconductor segment and $21.7 million, or 40%, in the industrial segment. Orders for fiscal 2004 totaled $134.2 million. Orders by segment for fiscal 2004 consisted of $79.6 million, or 59%, in the semiconductor segment and $54.6 million, or 41%, in the industrial segment. The increase in the backlog is primarily related to an increase in both domestic and Japan region orders. Domestic orders were driven by large custom optics and optical assembly orders, as well as an increase in orders received by our applied optics group. Orders in Japan increased as we diversified our customer base in the region, coupled with an increase in product orders from Canon. We currently have $7.7 million of flat panel system orders in backlog at June 30, 2004 as compared with $2.7 million at June 30, 2003.

RELATED PARTY TRANSACTIONS

      Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $51.9 million (36% of net sales), $57.3 million (49% of net sales), and $52.8 million (51% of net sales), for the years ended June 30, 2005, 2004, and 2003, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms customarily given to distributors. Revenues generated from a development contract with Canon are recorded on a cost-plus basis. At June 30, 2005 and 2004, there was approximately, in the aggregate, $4.0 million and $10.9 million, respectively, of trade accounts receivable from Canon.

      In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the twelve months ended June 30, 2005, we recognized revenue of $15.6 million for the original contract and subsequent add-on work compared with $16.1 million for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, working capital was $63.3 million, an increase of $4.8 million from the $58.5 million at June 30, 2004. We maintained cash, cash equivalents, and marketable securities at

June 30, 2005 totaling $56.9 million. This represents an increase of $22.5 million from June 30, 2004. The increase in cash was primarily attributable to progress payments from the developmental services agreement and cash generated from our operating results. The increase in cash was partially offset by an increase in inventory and capital expenditures. This increase in inventory was primarily attributable to an increase in metrology inventory for flat panel display systems and to other product lines to support the backlog.

      We have sold our vacant Westborough, Massachusetts, facility. The sale transaction was completed in the third quarter of fiscal 2005 and generated approximately $1.9 million in cash, net of selling expenses.

      There were no borrowings outstanding under our $3.0 million bank line of credit at June 30, 2005.

      Acquisitions of property, plant, and equipment increased $2.4 million to $10.0 million for fiscal 2005 from $7.6 million for fiscal 2004. The increase was primarily due to the completion of construction on an 18,000 square foot addition to our Middlefield facility which had associated capitalized costs in fiscal 2005 of $2.7 million.

      Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Operating leases	$2.2	$1.5	$0.7	$—	$—
Purchase obligations	7.8	3.3	4.5	—	—

Total	$10.0	$4.8	$5.2	$—	$—

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

Customer Concentration; Relationship with Canon

      During fiscal 2005, 2004, and 2003, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, “Canon”), our largest customer in those periods, accounted for 36%, 49%, and 51% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant percentage of our net sales for the foreseeable future. Canon is an original investor in our company, the owner at June 30, 2005 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Revenues Derived From International Sales and Foreign Operations

      We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for approximately 66%, 71%, and 70% of our net sales in each of the fiscal years ended June 30, 2005, 2004, and 2003, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

      Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively impact international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2005, approximately 18% of our sales were denominated in foreign currencies. Management believes the percentage of sales in foreign currencies may increase in the coming year due to an increase in sales to Japanese customers denominated in yen. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

Risks Associated with Acquisitions

      Our growth strategy includes expanding our products and services, and we may seek acquisitions to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management's attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

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

      Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. In future periods, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

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

Competition

      We face competition from a number of companies in all our markets, many of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, we compete with the internal development efforts of our current and prospective customers, some of which may attempt to become vertically integrated. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although we believe that we have certain technical and other advantages over some of our competitors, maintaining such advantages will require a continued high level of investment by our company in research and development and sales, marketing, and service. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. In addition, there can be no assurance that the bases of competition in the industries in which we compete will not shift.

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

Dependence on Proprietary Technology

      Our success is heavily dependent upon our proprietary technology. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties or will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, there remains the possibility that others will “reverse engineer” our products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on our results of operations.

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

Interest Rate Sensitivity

      We maintain a portfolio of cash equivalents and marketable securities including institutional money market funds (which may include commercial paper, certificates of deposit, and U.S. treasury securities), government agency securities, and corporate bonds. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. The table below presents investment amounts and related weighted average interest rates by year of maturity for our investment portfolio.

      Fair value of investments as of June 30, 2005 maturing in:

	2006	2007	2008	2009
	(Dollars in millions)
Cash equivalents
Fixed rate investments	$1.4	$—	$—	$—
Weighted average interest rate	3.0%	—	—	—
Marketable securities
Fixed rate investments	$17.2	$8.3	$8.3	$2.0
Weighted average interest rate	3.3%	3.2%	3.8%	4.1%

Exchange Rate Sensitivity

      Approximately 82% of our fiscal 2005 sales were in U.S. dollars. At June 30, 2005, our backlog included orders in U.S. dollars of $57.3 million, or 86% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      ZYGO maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15 or 15d-15, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to ZYGO is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

      There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Zygo Corporation's Internal Control Over Financial Reporting

      We, as members of management of Zygo Corporation (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of June 30, 2005, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on the specified criteria.

      KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Form 10-K, audited management's assessment and the operating effectiveness of internal control over financial reporting and issued their reports which is included herein.

Zygo Corporation

September 7, 2005	By:	/S/ J. BRUCE ROBINSON J. Bruce Robinson Chairman, President and Chief Executive Officer

September 7, 2005	By:	/S/ WALTER A. SHEPHARD Walter A. Shephard Vice President, Finance, Chief Financial Officer, and Treasurer

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Except for the information concerning executive officers which is set forth in Part I of this Annual Report, information required by this item will be included under the captions “Election of Board of Directors”, “Committees of the Board of Directors”, and “Other Agreements and Other Matters” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company's 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this item will be included in our 2005 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this item will be included in our 2005 Proxy Statement under the captions “Election of Board of Directors,” “Equity Compensation Plan Information,” and “Principal Stockholders” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information required by this item will be included in our 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

      Information required by this item will be included in our 2005 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. and 2.	Financial Statements and Financial Statement Schedules:
An index to the financial statements and financial statement schedules filed is located on page F-1.
3.	—	Exhibits
3.(i)	—	Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*
3.(ii)	—	Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*
3.(iii)	—	By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter “Registration No. 2-87253”)*
10.1	—	Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253)*
10.2	—	Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*
10.3	—	Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1995)*
10.4	—	Canon/ZYGO Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company's Annual Report on Form 10-K for its year ended June 30, 1991)*
10.5	—	Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*
10.6	—	Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 1993)*
10.7	—	Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company's Stockholders on November 17, 1994 (Exhibit 10.30 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1996)*
10.8	—	Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson (Exhibit 10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*
10.9	—	Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company's Stockholders on November 17, 1999 (Exhibit to the Company's Definitive Proxy Statement for its year ended June 30, 1999)*
10.10	—	Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti (Exhibit 10.22 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 2000)*
10.11	—	Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*
10.12	—	Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan (Exhibit 10.01(e)(2) to the Company's Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*
10.13	—	Promissory Note to the amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.26 to the Company's Annual Report on Form 10K 405 for its year ended June 30, 2001)*

10.14	—	Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.21 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*
10.15	—	Amended and restated credit agreement dated November 22, 2001 between Zygo Corporation and Fleet National Bank (Exhibit 10.22 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*
10.16	—	Amended and restated credit agreement dated June 26, 2002 between Zygo Corporation and Fleet National Bank (Exhibit 10.23 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*
10.17	—	Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January14, 2002 (Exhibit 10.25 to the Company's Annual Report on Form 10K for its year ended June 30, 2002)*
10.18	—	Development Agreement dated September 11, 2002, between Zygo Corporation and Canon, Inc. (Exhibit 99.2 to the Company's Current Reports on Form 8-K dated September 17, 2002)*
10.19	—	Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company's Current Reports on Form 8-K dated October 22, 2002)*
10.20	—	Master Reaffirmation and Amendment No. 3 to Loan Documents dated November 21, 2002, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 27, 2002)*
10.21	—	Master Reaffirmation and Amendment No. 4 to Loan Documents dated December 18, 2003, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 26, 2003)*
10.22	—	Offer Letter dated February 10, 2004 between Zygo Corporation and Walter Shephard. (Exhibit 10.30 to the Company's Annual Report on Form 10-K for its year ended June 30, 2004)*
10.23	—	Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2004)*
10.24	—	Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*
10.25	—	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*
14.1	—	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004)*
21.	—	Subsidiaries of Registrant
23.	—	Consent of Independent Registered Public Accounting Firm
24.	—	Power of Attorney (included in the signature page)
31.1	—	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	—	Certification of Chief Financial Officer under Rule 13a-14(a)
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer
Exhibit numbers 10.3, 10.6, 10.7, 10.8, 10.9, 10.10, 10.12, and 10.22, are management contracts, compensatory plans or arrangements.

* Incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION (Registrant)

Date September 9, 2005	By	/S/ WALTER A. SHEPHARD Walter A. Shephard Vice President, Finance, Chief Financial Officer, and Treasurer

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

Signature	Title	Date
/S/ J. BRUCE ROBINSON J. Bruce Robinson	Chairman, President, and Chief Executive Officer	September 9, 2005
/S/ WALTER A. SHEPHARD Walter A. Shephard	Vice President, Finance, Chief Financial Officer, and Treasurer	September 9, 2005
/S/ CARL A. ZANONI Carl A. Zanoni	Senior Vice President, Technology and Director	September 9, 2005
/S/ EUGENE G. BANUCCI (Eugene G. Banucci)	Director	September 9, 2005
/S/ YOUSSEF A. EL-MANSY (Youssef A. El-Mansy)	Director	September 9, 2005
/S/ PAUL F. FORMAN (Paul F. Forman)	Director	September 9, 2005
/S/ SAMUEL H. FULLER (Samuel H. Fuller)	Director	September 9, 2005
/S/ SEYMOUR E. LIEBMAN (Seymour E. Liebman)	Director	September 9, 2005
/S/ ROBERT G. MCKELVEY (Robert G. McKelvey)	Director	September 9, 2005

Signature	Title	Date
/S/ ROBERT B. TAYLOR (Robert B. Taylor)	Director	September 9, 2005
/S/ BRUCE W. WORSTER (Bruce W. Worster)	Director	September 9, 2005

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F3
Consolidated balance sheets at June 30, 2005 and 2004	F-4
Consolidated statements of operations for the years ended June 30, 2005, 2004, and 2003	F-5
Consolidated statements of stockholders' equity for the years ended June 30, 2005, 2004, and 2003	F-6
Consolidated statements of cash flows for the years ended June 30, 2005, 2004, and 2003	F-7
Notes to consolidated financial statements	F-8 to F-26
CONSOLIDATED SCHEDULE
Report of Independent Registered Public Accounting Firm on Schedule II	S-1
Schedule II—Valuation and qualifying accounts	S-2

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZYGO CORPORATION

      We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zygo Corporation's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
September 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZYGO CORPORATION

      We have audited management's assessment, included in the accompanying Report of Management on Zygo Corporation's Internal Control Over Financial Reporting, that Zygo Corporation maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zygo Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Zygo Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Zygo Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
September 7, 2005

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
(Thousands of dollars, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,949	$9,162
Marketable securities (note 3)	17,242	16,728
Receivables, net of allowance for doubtful accounts of $663 and $707, respectively (notes 4 and 18)	28,125	26,338
Inventories (note 5)	33,727	21,547
Prepaid expenses	2,140	1,915
Deferred income taxes (note 16)	8,895	3,999
Assets from discontinued unit held for sale (notes 2 and 10)	—	2,012

Total current assets	111,078	81,701

Marketable securities (note 3)	18,711	8,503
Property, plant, and equipment, net (note 6)	31,420	27,433
Deferred income taxes (note 16)	21,476	31,738
Intangible assets, net (note 7)	5,638	4,999
Other assets	1,017	1,078

Total assets	$189,340	$155,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,510	$10,384
Accrued progress payments (note 18)	21,846	615
Accrued salaries and wages	6,220	5,794
Other accrued expenses (note 9)	4,738	4,389
Income taxes payable	1,510	2,038

Total current liabilities	47,824	23,220

Other long-term liabilities	96	350
Minority interest	1,249	1,238

Total liabilities	49,169	24,808

Commitments (notes 9 and 11)
Stockholders' equity (notes 13, 14, and 15):
Common stock, $ .10 par value per share:
40,000,000 shares authorized; 18,423,026 shares issued (18,332,933 in 2004); 17,975,821 shares outstanding (17,885,728 in 2004)	1,842	1,833
Additional paid-in capital	142,111	141,151
Retained earnings (deficit)	3,814	(5,996)
Accumulated other comprehensive income (loss):
Currency translation effects	(2,341)	(1,119)
Net unrealized gain on marketable securities (note 3)	32	62

	145,458	135,931
Less treasury stock, at cost; 447,205 common shares	5,287	5,287

Total stockholders' equity	140,171	130,644

Total liabilities and stockholders' equity	$189,340	$155,452

See accompanying notes to consolidated financial statements.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2005	2004	2003
(Thousands except per share amounts)
Net sales (note 18)
Products	$126,550	$100,585	$83,798
Development services	15,617	16,057	18,779

	142,167	116,642	102,577

Cost of goods sold
Products	76,882	61,044	52,202
Development services	11,138	12,533	14,930

	88,020	73,577	67,132

Gross profit	54,147	43,065	35,445
Selling, general, and administrative expenses	24,862	24,595	20,776
Research, development and engineering expenses	13,377	13,011	12,659

Operating profit	15,908	5,459	2,010

Other income (expense):
Interest income	885	795	943
Miscellaneous income (expense), net	1	169	(293)

Total other income	886	964	650

Earnings from continuing operations before income taxes and minority interest	16,794	6,423	2,660
Income tax expense (note 16)	(5,856)	(1,863)	(626)
Minority interest	(762)	(312)	(459)

Earnings from continuing operations	10,176	4,248	1,575

Discontinued TeraOptix operations, net of tax (notes 2 and 10)	(242)	(1,263)	(2,493)
Charges related to the disposal of TeraOptix, net of tax (notes 2 and 10)	(124)	(6,392)	(9,652)

Loss from discontinued operations	(366)	(7,655)	(12,145)

Net earnings (loss)	$9,810	$(3,407)	$(10,570)

Basic—Earnings (loss) per share:
Continuing operations	$0.57	$0.24	$0.09

Discontinued operations	(0.02)	(0.43)	(0.69)

Net earnings (loss)	$0.55	$(0.19)	$(0.60)

Diluted—Earnings (loss) per share:
Continuing operations	$0.56	$0.23	$0.09

Discontinued operations	(0.02)	(0.42)	(0.69)

Net earnings (loss)	$0.54	$(0.19)	$(0.60)

Weighted average number of shares:
Basic	17,950	17,802	17,539

Diluted	18,140	18,221	17,696

See accompanying notes to consolidated financial statements.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total	Comp. Income (Loss)	Retained Earnings (Deficit)	Accum. Other Comp. Income (Loss)	Common Stock	Treasury Stock	Paid-In Capital
(Thousands of dollars)
Balance at June 30, 2002	$140,005		$7,981	$(1,868)	$1,789	$(5,287)	$137,390
Comprehensive income (loss)
Net loss	(10,570)	(10,570)	(10,570)

Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	120	120
Unrealized loss on swap agreement	(399)	(399)
Foreign currency translation effect	(254)	(254)

Other comprehensive loss		(533)		(533)

Comprehensive loss		(11,103)

Non-cash compensation charges related to stock options	70						70
Employee stock purchase	731				12		719
Exercise of employee stock options and related tax effect	157				3		154

Balance at June 30, 2003	$129,860		$(2,589)	$(2,401)	$1,804	$(5,287)	$138,333
Comprehensive income (loss)
Net loss	(3,407)	(3,407)	(3,407)

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	(74)	(74)
Reclassification adjustment for loss on swap agreement included in net loss	914	914
Foreign currency translation effect	504	504

Other comprehensive income		1,344		1,344

Comprehensive loss		(2,063)

Non-cash compensation charges related to stock options	269						269
Tax benefit for deductible expenses charged to equity	474						474
Employee stock purchase	578				9		569
Exercise of employee stock options and related tax effect	1,526				20		1,506

Balance at June 30, 2004	$130,644		$(5,996)	$(1,057)	$1,833	$(5,287)	$141,151
Comprehensive income (loss)
Net earnings	9,810	9,810	9,810

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	(30)	(30)
Foreign currency translation effect	(1,222)	(1,222)

Other comprehensive loss		(1,252)		(1,252)

Comprehensive income		8,558

Non-cash compensation charges related to stock options	76						76
Employee stock purchase	667				7		660
Exercise of employee stock options and related tax effect	226				2		224

Balance at June 30, 2005	$140,171		$3,814	$(2,309)	$1,842	$(5,287)	$142,111

See accompanying notes to consolidated financial statements.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2005	2004	2003
(Thousands of dollars)
Cash provided by (used for) operating activities:
Net earnings (loss)	$9,810	$(3,407)	$(10,570)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Loss from discontinued operations	366	7,655	12,145
Depreciation and amortization	5,880	5,717	5,623
Loss on disposal and impairment of assets	209	525	489
Deferred income taxes	5,494	(233)	(236)
Other non-cash items	97	192	70
Changes in operating accounts:
Receivables	(1,630)	(13,401)	7,528
Inventories	(11,650)	(2,796)	4,353
Prepaid expenses	(202)	(122)	(367)
Accounts payable, accrued expenses, and taxes payable	23,111	7,310	2,721
Minority interest	762	312	459

Net cash provided by continuing operations	32,247	1,752	22,215
Net cash used for discontinued operations	(423)	(1,944)	(4,607)

Net cash provided by (used for) operating activities	31,824	(192)	17,608

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(9,987)	(7,585)	(5,037)
Purchase of marketable securities	(28,389)	(25,433)	(66,317)
Additions to intangibles and other assets	(1,332)	(1,138)	(957)
Restricted cash with interest from sale of Automation Systems Group	—	—	1,225
Proceeds from the sale of marketable securities and other assets	55	1,001	—
Proceeds from maturity of marketable securities	17,556	40,025	51,150

Net cash used for continuing operations	(22,097)	6,870	(19,936)
Net cash provided by discontinued operations	1,918	80	2,841

Net cash provided by (used for) investing activities	(20,179)	6,950	(17,095)

Cash provided by (used for) financing activities:
Dividend payments to minority interest	(751)	(235)	(268)
Employee stock purchase	667	578	731
Exercise of employee stock options	226	1,526	157

Net cash provided by continuing operations	142	1,869	620
Net cash used for discontinued operations	—	(11,374)	(837)

Net cash provided by (used for) financing activities	142	(9,505)	(217)

Net increase (decrease) in cash and cash equivalents	11,787	(2,747)	296
Cash and cash equivalents, beginning of year	9,162	11,909	11,613

Cash and cash equivalents, end of year	$20,949	$9,162	$11,909

See accompanying notes to consolidated financial statements.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Note 1: Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

      Zygo Corporation is a worldwide supplier in optical metrology instruments, precision optics, and elecro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents

      We consider cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.

Marketable Securities

      We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist primarily of corporate bonds, government agency securities, and tax-exempt bonds. All securities held by us at June 30, 2005 and 2004, were classified as held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

Valuation of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset,

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

an accumulation of costs for an asset in excess of the amount originally expected, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses, and a current expectation that, more likely than not, a long-lived asset will be disposed of significantly before the end of its estimated useful life.

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

Revenue Recognition

      We recognize revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped. We have standard rights of return that we account for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Research and Development

      Research and development costs are expensed as incurred.

Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”

      The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2005	June 30, 2004	June 30, 2003
Weighted average shares outstanding	17,950,423	17,801,588	17,539,078
Dilutive effect of stock options	189,750	419,782	157,360

Diluted weighted average shares outstanding	18,140,173	18,221,370	17,696,438

Stock Based Compensation

      We have three stock-based compensation plans, which are described in note 14. We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net earnings (loss) and net earnings (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires that the information be determined as if we had accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement.

      The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

	June 30, 2005	June 30, 2004	June 30, 2003
Net earnings (loss), as reported	$9,810	$(3,407)	$(10,570)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,519)	(5,786)	(5,209)

Pro forma net earnings (loss)	$7,291	$(9,193)	$(15,779)

Net earnings (loss) per share
Basic—as reported	$0.55	$(0.19)	$(0.60)

Basic—pro forma	$0.41	$(0.52)	$(0.90)

Diluted—as reported	$0.54	$(0.19)	$(0.60)

Diluted—pro forma	$0.40	$(0.50)	$(0.90)

      The above pro forma information is based on historical activity and may not represent future trends.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because they are short-term in nature.

Use of Estimates

      Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, long-lived assets, income taxes, and warranty obligations. Actual results could differ from those estimates.

Reclassifications

      Certain amounts included in the consolidated financial statements for the prior years have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (Revised 2004)”. This statement requires companies to measure and recognize compensation expense for all share based payments based on their fair value. The standard becomes effective for interim or annual periods beginning after June 15, 2005. We will adopt SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective method. While we are still evaluating the impact of SFAS No. 123R on our consolidated financial position and results of operations, our estimate of compensation expense related to share based payments to employees is not expected to exceed $2.5 million in fiscal 2006. SFAS No. 123R will primarily result in a change in our method of measuring and recognizing the fair value of our share-based grants, estimating forfeitures for all unvested awards, and accounting for awards to retirement eligible employees. In addition, changes made to our employee stock purchase plan for periods beginning July 1, 2005 will render the plan non-compensatory in accordance with SFAS No. 123R.

      The FASB issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. FAS 109-1, “Application of FASB Statement No. 109, ”Accounting for Income Taxes,“ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSP's were effective as of December 21, 2004 and have no material effect on our consolidated financial position and results of operations.

      The FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4, Inventory Pricing, June 1953.” This statement eliminates the “so abnormal” criteria in Accounting Research Bulletin (“ARB”) No. 43 and replaces it with a requirement that “abnormal freight,

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

handling costs, and amounts of wasted materials (spoilage)” should be treated as current-period costs. The standard becomes effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial position and results of operations.

      The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” that amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS No. 153 in fiscal 2006 is not expected to have a material effect on our financial position or results of operations.

      The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. This will apply to accounting changes made after July 1, 2006.

      In June 2005, FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The adoption of FASB FSP No. 143-1 in the current quarter did not have a material impact on our consolidated financial statements.

Note 2: Divestitures and Discontinued Operations

      In September 2002, we committed to a planned disposition of our TeraOptix business unit (“TeraOptix”) which included recording impairment charges for the facility and equipment. During fiscal 2004, we recorded additional impairment charges on the facility in the second and fourth fiscal quarters. In the second quarter of fiscal 2004, the impairment charge was based on the then current fair value based on an appraisal from an independent third party. During the fourth quarter of fiscal 2004, management changed the marketing of the facility to a general purpose manufacturing facility from clean room space. We received offers on the building during the fourth quarter of fiscal 2004 from two separate independent third parties. Based on the offers, management determined that the fair value of the vacant facility was $2,012 and an additional impairment charge was recorded. The total impairment charges recorded in fiscal 2004 were $6,392, net of tax of $3,425. In fiscal 2005, we recorded an additional impairment charge and adjustments of $124, net of tax of $43, to reflect the fair value based on final negotiations of a pending sale. The sale of the facility was completed in March 2005 for $1,918, net of selling expenses.

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

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

	June 30, 2005	June 30, 2004	June 30, 2003
Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(366)	$(7,655)	$(12,145)
Loss on sale and impairment of assets	94	9,817	13,070
Deferred income taxes	(128)	(4,104)	(6,506)
Receivables	—	—	845
Inventories	—	—	815
Prepaid expenses	(23)	(2)	20
Accounts payable and accrued expenses	—	—	(706)

Net cash used for operating activities from discontinued operations	$(423)	$(1,944)	$(4,607)

Cash flow from investing activities from discontinued operations:
Proceeds from sale of assets	$1,918	$80	$2,841

Net cash provided by investing activities from discontinued operations	$1,918	$80	$2,841

Cash flow from financing activities from discontinued operations:
Payments of long-term debt	$—	$(11,374)	$(837)

Net cash used for financing activities from discontinued operations	$—	$(11,374)	$(837)

Net cash provided by (used by) discontinued operations	$1,495	$(13,238)	$(2,603)

Note 3: Marketable Securities

      Marketable securities consisted primarily of corporate bonds, government agency securities, and tax-exempt bonds issued by various federal, state, and municipal agencies for both 2005 and 2004. Marketable securities at June 30, 2005 and 2004 are reported at cost. The gross unrealized gains on marketable securities of $48 and $90 at June 30, 2005 and 2004, respectively, are shown net of their related tax effects, resulting in balances of $32 and $62, respectively, as a separate component of stockholders' equity. As of June 30, 2003, we transferred our marketable securities from available-for-sale to held-to-maturity. Accordingly, the gross unrealized gains, net of tax, of $32 in stockholders' equity remaining as of June 30, 2005 will continue to be amortized over the remaining life of the securities. Amortization related to marketable securities was $77 and $43 in fiscal 2005 and 2004, respectively. During fiscal 2004, we sold four securities totaling $1,001 that were classified as held to maturity. We sold these securities in order to comply with changes in our investment policy. The gain realized on the sale of these securities was $13.

      Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

      The amortized cost, gross unrealized holding gains (losses), and fair value of held-to-maturity securities at June 30, 2005 and 2004 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 30, 2005
Corporate, federal, state and local municipal bonds	$35,953	$10	$188	$35,775

At June 30, 2004
Corporate, federal, state and local municipal bonds	$25,231	$3	$172	$25,062

      Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,242	$17,205	$16,728	$16,719
Due after one year through five years	18,711	18,570	8,503	8,343

	$35,953	$35,775	$25,231	$25,062

Note 4: Accounts Receivable

      At June 30, 2005 and 2004, accounts receivable were as follows:

	June 30, 2005	June 30, 2004
Trade (note 18)	$28,019	$26,383
Other	769	662

	28,788	27,045
Allowance for doubtful accounts	(663)	(707)

	$28,125	$26,338

Note 5: Inventories

      At June 30, 2005 and 2004, inventories were as follows:

	June 30, 2005	June 30, 2004
Raw materials and manufactured parts	$14,320	$9,976
Work in process	15,927	9,794
Finished goods	3,480	1,777

	$33,727	$21,547

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Note 6: Property, Plant, and Equipment

      At June 30, 2005 and 2004, property, plant, and equipment, at cost, were as follows:

	June 30, 2005	June 30, 2004	Estimated Useful Life (Years)
Land	$615	$615	—
Building and improvements	15,759	11,941	15-40
Machinery, equipment, and office furniture	45,501	40,602	3-8
Leasehold improvements	715	657	1-5
Construction in progress	2,997	3,917	—

	65,587	57,732
Less accumulated depreciation	(34,167)	(30,299)

	$31,420	$27,433

      Depreciation expense for the fiscal years ended June 30, 2005, 2004, and 2003 was $5,273, $5,225, and $5,325, respectively.

Note 7: Intangible Assets

      Intangible assets, at cost, at June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004
Intangible assets	$7,906	$6,759
Accumulated amortization	(2,268)	(1,760)

	$5,638	$4,999

      Intangible amortization expense was $530 for the fiscal year ended June 30, 2005 and is estimated to be approximately $305 in fiscal year 2006 and approximately $260 annually in fiscal 2007-2010. Intangible amortization expense for the fiscal years ended June 30, 2004 and 2003 was $449 and $249, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the consolidated statements of operations.

Note 8: Bank Line of Credit

      We have a $3,000 unsecured bank line of credit bearing interest at our choice of either the prime rate (6.00% at June 30, 2005) or the one month LIBOR rate, plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The line of credit is available through November 17, 2005. At June 30, 2005 and 2004, no amounts were outstanding under the bank line of credit.

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

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

      The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “Other accrued expenses” line item in the consolidated balance sheets:

	June 30, 2005	June 30, 2004
Beginning balance	$1,486	$1,215
Reductions for payments made	(1,232)	(2,305)
Changes in accruals related to warranties issued in the current period	1,136	1,949
Changes in accrual related to pre-existing warranties	6	627

Ending balance	$1,396	$1,486

Note 10: Long-Term Debt

      In December 2003, we paid off the remaining mortgage debt of $10,955 on the TeraOptix facility and the interest rate swap agreement of $1,109. The mortgage debt had carried interest at 7.5% per annum at the time of repayment and required monthly principal payments of $70, plus interest, until April 2007 with a balloon payment of $8,200 in May 2007.

      Interest payments on debt were $480 in fiscal 2004 and $1,021 in fiscal 2003.

Note 11: Leases

      We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2009. Total lease expense, net, charged to operations was $2,270 in fiscal 2005, $1,720 in fiscal 2004, and $1,453 in fiscal 2003. At June 30, 2005, the minimum future lease commitments, including vacant facilities, under noncancellable leases payable over the remaining lives of the leases, net of sublease rentals, are as follows:

Year Ending June 30,	Minimum Future Lease Commitments
2006	$1,493
2007	480
2008	154
After 2008	54

Total minimum lease payments	$2,181

Note 12: Profit-Sharing Plan

      We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a contribution to our 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock's fair

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

market value can not exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2005, 2004, and 2003, amounted to $2,070, $1,186, and $359, respectively.

Note 13: Stock Compensation Plans

      As of June 30, 2005, we have three stock-based compensation plans, which are described below in note 14. In accordance with SFAS No. 123, a table illustrating the effect on net earnings (loss) per share as if the Black-Scholes fair value method had been applied to all stock options is presented in note 1.

      The fair value of these options at the date of grant was estimated with the following weighted-average assumptions for 2005, 2004, and 2003:

	June 30, 2005	June 30, 2004	June 30, 2003
Risk free rate of interest	3.8%	3.9%	2.9%
Dividend yield	0%	0%	0%
Volatility factor	64-80%	71-82%	71-75%
Expected life of option	4.5 years	4.5 years	4.5 years

      Weighted average fair values at date of grant for options granted during fiscal 2005, 2004, and 2003 were $6.32, $6.55, and $3.86, respectively.

      On June 26, 2001, the Board of Directors granted a warrant to purchase 25,000 shares of our common stock to the Zetetic Institute, a non-profit organization that provides assistance to us in connection with certain research and development activities. The warrant has an exercise price of $18.64 per share, the closing price of the common stock on the date of the grant, and vested, in equal annual increments over the four-year period following the date of grant.

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

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Options generally become exercisable at the rate of 25% of the shares each year commencing one year after the date of grant.

	June 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,350,672	$37.525
Granted	—	$—
Exercised	(16,881)	$7.006
Expired or cancelled	(83,854)	$42.198

Oustanding-end of year	1,249,937	$37.624

	June 30, 2004
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,486,426	$36.338
Granted	—	$—
Exercised	(89,101)	$7.607
Expired or cancelled	(46,653)	$56.853

Oustanding-end of year	1,350,672	$37.525

	June 30, 2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,950,719	$44.527
Granted	247,875	$6.538
Exercised	(34,124)	$1.993
Expired or cancelled	(678,044)	$50.730

Oustanding-end of year	1,486,426	$36.338

Non-Employee Director Stock Option Plan

      The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the fair market value on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of the Company or any of its subsidiaries) was granted options to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted options to purchase 3,000 shares of Common stock on an annual basis. All options are fully exercisable on the date of grant and have a 10-year term. The Plan, as amended, will expire on November 17, 2009. There are 99,000 shares available for future grant under the plan as of June 30, 2005. The Company does not intend to grant further options under the Non-Employee Director Stock Option

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Plan. The Company granted stock options in fiscal 2005 and fiscal 2004 to non-employee directors from the 2002 Equity Incentive Plan.

	June 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	75,000	$16.662
Granted	—	—
Exercised	—	—
Expired or canceled	—	—

Outstanding at end of year	75,000	$16.662

	June 30, 2004
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	226,000	$13.744
Granted	—	$—
Exercised	(107,000)	$2.000
Expired or canceled	(44,000)	$37.332

Outstanding at end of year	75,000	$16.662

	June 30, 2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	195,000	$14.880
Granted	34,000	$6.559
Exercised	(3,000)	$6.150
Expired or canceled	—	$—

Outstanding at end of year	226,000	$13.744

2002 Equity Incentive Plan

      The Zygo Corporation 2002 Equity Incentive Plan permits the granting of incentive stock options, non-qualified stock options, or restricted stock to purchase a total of 1,500,000 shares of common stock. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in case of an incentive stock option, the exercise price may not be less than the fair market value per share on the date of grant. The Plan will expire on August 27, 2012. There are 748,812 shares available for future grants under the plan as of June 30, 2005. These options generally vest over a four year period in quarterly increments. The Board of Directors may also amend the Plan to authorize the grant of other types of equity based awards, without further action by our stockholders. Non-employee directors are now granted options to purchase 6,000 shares of common stock on an annual basis and each new

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

non-employee director is granted options to purchase 12,000 shares of common stock, generally, on their first day of service.

	June 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	477,313	$10.363
Granted	289,200	$9.511
Exercised	(2,975)	$8.714
Expired or canceled	(19,300)	$9.814

Outstanding-end of year	744,238	$10.053

	June 30, 2004
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	72,063	$6.044
Granted	435,350	$10.992
Exercised	(3,975)	$6.518
Expired or cancelled	(26,125)	$9.516

Oustanding-end of year	477,313	$10.363

	June 30, 2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	72,163	$6.044
Exercised	—	$—
Expired or cancelled	(100)	$6.051

Oustanding-end of year	72,063	$6.044

      The following table summarizes information about all fixed stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2005	Weighted Average Exercise Price
$5.20–$ 7.67	309,220	6.8	$6.51	180,450	$6.56
$7.90–$11.75	779,175	7.4	$9.94	320,812	$10.44
$12.23–$18.00	303,213	6.5	$14.02	233,002	$14.02
$18.37–$27.00	209,213	5.2	$19.01	205,588	$19.02
$28.31–$42.44	5,750	5.3	$35.38	5,750	$35.38
$42.94–$46.13	47,200	3.2	$44.61	47,200	$44.61
$64.63–$90.82	415,404	5.1	$85.32	415,404	$85.32

$5.20–$90.82	2,069,175	6.4	$26.94	1,408,206	$35.12

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Note 15: Employee Stock Purchase Plan

      In November 2000, we adopted a non-compensatory Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees who elect to participate have the ability to purchase common stock at a 5% discount from the market value of such stock (15% discount from the market value for the period from November 2000 until June 30, 2005). The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock that may be issued under the ESPP is 500,000. At June 30, 2005 and 2004, we had withheld $330 and $467, respectively, for the purchases of shares under this plan, and in July 2005 and 2004, we issued shares of common stock of approximately 35,000 in each year.

Note 16: Income Taxes

      Total income (benefit) tax expense for each year is as follows:

	Fiscal Year Ended June 30,
	2005	2004	2003
Earnings from continuing operations	$5,856	$1,863	$626
Discontinued operations	(85)	(679)	(1,614)
Disposal of discontinued operations	(43)	(3,425)	(5,101)
Amounts charged to stockholders' equity	(38)	(578)	(282)

	$5,690	$(2,819)	$(6,371)

      The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income amounts:

	Fiscal Year Ended June 30,
	2005	2004	2003
Earnings from continuing operations—U.S.	$12,864	$4,875	$1,408
Earnings from discontinued operations—U.S.	(494)	(11,759)	(18,860)
Earnings from foreign operations	3,930	1,548	1,252

	$16,300	$(5,336)	$(16,200)

      Income tax expense attributable to earnings from continuing operations consists of:

	Fiscal Year Ended June 30,
	2005	2004	2003
Currently payable:
Federal	$215	$797	$—
State	111	160	138
Foreign	1,467	539	724

	1,793	1,496	862

Deferred:
Federal	4,173	1,135	(238)
State	(58)	(603)	2
Foreign	(52)	(165)	—

	4,063	367	(236)

Income tax from continuing operations	$5,856	$1,863	$626

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

      Income tax payments were $765 in fiscal 2005. Income tax refunds, net of payments, were $377 and $2,449 in fiscal 2004 and 2003, respectively.

      The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2005, 2004, and 2003 to earnings before income taxes for the following reasons:

	Fiscal Year Ended June 30,
	2005	2004	2003
Computed “expected tax expense”	$5,878	$2,248	$931
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	35	(288)	384
Export tax incentives	(347)	(111)	(81)
Research credit	—	(307)	(822)
Tax on foreign dividend	328	123	255
Change in federal valuation allowance	—	389	—
Change in estimate of future year taxes	(129)	(160)	—
Other, net	91	(31)	(41)

	$5,856	$1,863	$626

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2005 and 2004 are presented below:

	June 30, 2005	June 30, 2004
Deferred tax assets:
Accounts receivable	$221	$240
Accrued liabilities	1,039	1,868
Inventory valuation	2,631	2,232
Deferred revenue	394	—
Plant and equipment	—	4,703
Intangibles	27	132
Federal, foreign, and state net operating loss carryforwards (“NOL”) and credits	30,926	30,405
Contributions	47	56

	35,285	39,636
Less valuation allowance	2,011	3,606

Deferred tax asset	33,274	36,030

Deferred tax liabilities:
Prepaid expenses	(283)	(265)
Plant and equipment	(2,604)	—
Unrealized gain on marketable securities	(16)	(28)

Deferred tax liability	(2,903)	(293)

Net deferred tax asset	$30,371	$35,737

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

      The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2005 and 2004 are as follows:

	June 30, 2005	June 30, 2004
Net current deferrred tax asset	$8,895	$3,999
Net noncurrent deferred tax asset	21,476	31,738

Net deferred tax asset	$30,371	$35,737

      The deferred tax provisions for 2005 and 2004 do not reflect the tax benefit of $38 and $578, respectively, resulting from amounts charged to other comprehensive income and paid in capital, which includes $26 and $600 from the exercise of employee stock options in 2005 and 2004, respectively.

      During 2005, we wrote off certain fully reserved state NOLs and credits. The write off of these state NOLs and credits is primarily responsible for the change in the valuation allowance, along with the release of certain reserves on foreign NOLs that we now believe we will be able to utilize. During 2005, we also recorded changes in deferred tax assets based on expected utilization in future years, including a benefit for a change in the expected federal tax rate from 34% to 35% based on future expected earnings and a charge for a reduction in the future expected tax benefit of fixed assets and other accruals.

      Management believes it is more likely than not that the remaining net deferred tax assets of $30,371 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

      At June 30, 2005, our share of the cumulative undistributed earnings of foreign subsidiaries was $2,369. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

      At June 30, 2005, we have federal, foreign, and state NOL carryforwards of approximately $61,593, $1,266, and $91,915, respectively, and various state credit carryforwards of $4,397. The federal NOL begins to expire in 2019 through 2025, while the state NOL and credits begin to expire in 2006 through 2025. The foreign NOL is carried forward until utilized. We also have federal general business credit carryforwards of approximately $5,468, which is available to reduce federal income taxes, if any, through 2019 and begin to expire in 2012. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $6, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note 17: Segment Reporting

      We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management's internal measurement

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

of the business. Segment data for fiscal 2003 was restated to reflect our exit from the telecommunications segment.

	June 30, 2005	June 30, 2004	June 30, 2003
Semiconductor
Sales	$79,854	$67,117	$59,247
Gross profit	30,997	23,805	19,601
Gross profit as a % of sales	39%	35%	33%
Industrial
Sales	$62,313	$49,525	$43,330
Gross profit	23,150	19,260	15,844
Gross profit as a % of sales	37%	39%	37%
Total
Sales	$142,167	$116,642	$102,577
Gross profit	54,147	43,065	35,445
Gross profit as a % of sales	38%	37%	35%

      Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

      Substantially all of our operating results, assets, depreciation, and amortization are U.S. based. Sales by geographic area were as follows:

	Fiscal Year Ended June 30,
	2005	2004	2003
Domestic	$47,973	$33,937	$31,093

Far East:
Japan	61,115	61,067	54,690
Pacific Rim	18,121	13,172	6,490

Total Far East	79,236	74,239	61,180
Europe	14,958	8,466	10,304

Total	$142,167	$116,642	$102,577

Note 18: Related Party Transactions

      Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2005, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $51,887 (36% of net sales), $57,306 (49% of net sales), and $52,773 (51% of net sales), for the years ended June 30, 2005, 2004, and 2003, respectively. Selling prices of products sold to Canon, Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. Revenues generated from development contracts are recorded on a cost-plus basis.

      In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During fiscal 2005, 2004, and 2003, we recognized

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

revenue in the semiconductor segment of $15,617, $16,057, and $18,779, respectively, for the original contract and subsequent add-on work.

      At June 30, 2005 and 2004, there was approximately, in the aggregate, $3,951 and $10,913, respectively, of trade accounts receivable from Canon, Inc. and Canon Sales Co., Inc. In addition, Canon Inc. paid us progress payments in accordance with the terms of the development contract. The total progress payments related to the development contract remaining at June 30, 2005 was $11,287.

Note 19: Hedging Activities

      During the third quarter of fiscal 2005, we entered into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore, are marked-to-market with changes in fair value recorded to earnings. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions.

      As of June 30, 2005, we had three foreign currency forward contracts outstanding. Net gains recognized from foreign currency forward contracts for fiscal 2005 was $75, and are included in other income in the consolidated statements of operations. These gains are substantially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments to hedge foreign currency exposure prior to the third quarter of fiscal 2005.

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2005, 2004, and 2003
(Dollars in thousands, except for per share amounts)

Note 20: Quarterly Results (Unaudited)

      The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2005
	September 30,	December 31,	March 31,	June 30,
Net sales	$27,578	$36,007	$33,687	$44,895

Gross profit	$11,113	$13,258	$13,130	$16,646

Earnings from continuing operations	$1,412	$2,464	$2,375	$3,925
Loss from discontinued operations	(65)	(163)	(89)	(49)

Net earnings	$1,347	$2,301	$2,286	$3,876

Basic earnings (loss) per share:
Continuing operations	$0.08	$0.14	$0.13	$0.22
Discontinued operations	—	(0.01)	—	—

Net earnings	$0.08	$0.13	$0.13	$0.22

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.14	$0.13	$0.22
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Net earnings	$0.07	$0.13	$0.13	$0.21

	For the Fiscal Year Ended June 30, 2004
	September 26,	December 26,	March 26,	June 30,
Net sales	$24,247	$27,654	$28,433	$36,308

Gross profit	$7,777	$10,387	$9,402	$15,499

Earnings (loss) from continuing operations	$(663)	$928	$968	$3,015
Loss from discontinued operations	(162)	(1,912)	(667)	(4,914)

Net earnings (loss)	$(825)	$(984)	$301	$(1,899)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.28)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.27)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.10)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SCHEDULE II

The Board of Directors and Stockholders of
ZYGO CORPORATION:

      Under date of September 7, 2005, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2005 as contained in the 2005 Annual Report to stockholders on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index on page F-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Stamford, Connecticut
September 7, 2005

S-1

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2005, 2004, and 2003

Description	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
(Thousands of dollars)
Year Ended June 30, 2005:
Allowance for doubtful accounts	$707	$(11)	$33	$663
Valuation allowance on net deferred tax assets	$3,606	$—	$1,595	$2,011
Year Ended June 30, 2004:
Allowance for doubtful accounts	$337	$374	$4	$707
Valuation allowance on net deferred tax assets	$1,820	$1,786	$—	$3,606
Year Ended June 30, 2003:
Allowance for doubtful accounts	$949	$270	$882	$337
Valuation allowance on net deferred tax assets	$3,803	$—	$1,983	$1,820

S-2

EXHIBIT INDEX

Exhibit Table Number
21 .	—Subsidiaries of Registrant
23 .	—Consent of Independent Registered Public Accounting Firm
31.1	—Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	—Certification of Chief Financial Officer under Rule 13a-14(a)
32.1	—Certification of Chief Executive Officer and Chief Financial Officer