Form 10-K/A
period 2005-06-30
ZYGO CORP
filed 2005-10-18
CIK 730716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005

Or

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Laurel Brook Road, Middlefield, Connecticut 06455-1291

(Address of principal executive offices) (Zip Code)

                              (860) 347-8506

(Registrant's telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                 [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ X ] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2004, as reported by the NASDAQ National Market, was approximately $130,085,967. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

18,140,571 Shares of Common Stock, $.10 Par Value, at October 7, 2005

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

This Form 10-K/A of Zygo Corporation amends the Annual Report on Form 10-K of the registrant for the registrant’s fiscal year ended June 30, 2005.  Specifically, this Form 10-K/A contains revised Section 302 certifications of the chief executive officer and the chief financial officer, as the originally contained Section 302 certifications inadvertently omitted the paragraph 4(b) certification relating to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). This certification is included as paragraph 3(b) of the Section 302 certifications in this filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.	EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION
Registrant

By /s/ Walter A. Shephard	Date	October 18, 2005
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Bruce Robinson J. Bruce Robinson	Chairman, President, and Chief Executive Officer	October 18, 2005

/s/ Walter A. Shephard Walter A. Shephard	Vice President, Finance, Chief Financial Officer, and Treasurer	October 18, 2005

* Carl A. Zanoni	Senior Vice President, Technology and Director	October 18, 2005

* (Eugene G. Banucci)	Director	October 18, 2005

* (Youssef A. El-Mansy)	Director	October 18, 2005

* (Paul F. Forman)	Director	October 18, 2005

* (Samuel H. Fuller)	Director	October 18, 2005

* (Seymour E. Liebman)	Director	October 18, 2005

* (Robert G. McKelvey)	Director	October 18, 2005

* (Robert B. Taylor)	Director	October 18, 2005

* (Bruce W. Worster)	Director	October 18, 2005

(Carol P. Wallace)	Director

* By : /s/ Walter A. Shephard
Walter A. Shephard
Attorney-in-fact

EXHIBIT INDEX

EXHIBIT
TABLE
NUMBER

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)