Form 10-Q
period 2005-09-30
ZYGO CORP
filed 2005-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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
☒ YES ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,027,136 shares of Common Stock, $.10 Par Value, at November 7, 2005

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2005.

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2005	2004

Net sales
Products	$30,621	$25,883

Development services	3,961	1,695

	34,582	27,578

Cost of goods sold

Products	18,261	15,168

Development services	2,906	1,297

	21,167	16,465

Gross profit	13,415	11,113

Selling, general, and administrative expenses	6,411	5,659

Research, development, and engineering expenses	3,540	3,208

Operating profit	3,464	2,246

Other income (expense):

Interest income	417	179

Miscellaneous income (expense), net	128	(29)

Total other income	545	150

Earnings from continuing operations before income taxes and minority interest	4,009	2,396

Income tax expense	(1,523)	(862)

Minority interest	(150)	(122)

Earnings from continuing operations	2,336	1,412

Discontinued TeraOptix operations, net of tax	—	(61)

Charges and adjustments on the disposal of TeraOptix, net of tax	—	(4)

Loss from discontinued operations	—	(65)

Net earnings	$2,336	$1,347

Basic - Earnings per share:
Continuing operations	$0.13	$0.08

Discontinued operations	—	—

Net earnings	$0.13	$0.08

Diluted - Earnings (loss) per share:

Continuing operations	$0.13	$0.08

Discontinued operations	—	(0.01)

Net earnings	$0.13	$0.07

Weighted average shares outstanding:

Basic shares	18,013	17,923

Diluted shares	18,137	18,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	September 30, 2005	June 30, 2005

Assets
Current assets:

Cash and cash equivalents	$17,159	$20,949

Marketable securities	20,775	17,242

Receivables, net of allowance for doubtful accounts of $386 and $663, respectively	25,081	28,125

Inventories	35,032	33,727

Prepaid expenses	2,114	2,140

Deferred income taxes	8,934	8,895

Total current assets	109,095	111,078

Marketable securities	20,615	18,711

Property, plant, and equipment, net	31,459	31,420

Deferred income taxes	20,304	21,476

Intangible assets, net	5,714	5,638

Other assets	987	1,017

Total assets	$188,174	$189,340

Liabilities and Stockholders’ Equity
Current liabilities:

Payables	$11,705	$13,510

Accrued progress payments	24,693	21,846

Accrued salaries and wages	3,204	6,220

Other accrued liabilities	3,254	4,738

Income taxes payable	1,409	1,510

Total current liabilities	44,265	47,824

Other long-term liabilities	94	96

Minority interest	777	1,249

Total liabilities	45,136	49,169

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,471,782 shares issued (18,423,026 at June 30, 2005);

18,024,577 shares outstanding (17,975,821 at June 30, 2005)	1,847	1,842

Additional paid-in capital	142,908	142,111

Retained earnings	6,150	3,814
Accumulated other comprehensive income (loss):

Currency translation effects	(2,608)	(2,341)

Net unrealized gain on marketable securities	28	32

	148,325	145,458

Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	143,038	140,171

Total liabilities and stockholders’ equity	$188,174	$189,340

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,

	2005	2004

Cash provided by operating activities:
Net earnings	$2,336	$1,347

Adjustments to reconcile net earnings to cash
provided by (used for) operating activities:
Loss from discontinued operations	—	65
Depreciation and amortization	1,499	1,506
Deferred income taxes	1,133	1,216
Compensation cost related to share-based payments arrangements	374	—
Excess tax benefits from share-based payment arrangements	(11)	—
Other, net	14	53
Changes in operating accounts:
Receivables	3,082	5,941
Inventories	(1,288)	(5,129)
Prepaid expenses	26	62
Accounts payable, accrued expenses, and taxes payable	(3,826)	(2,443)
Minority interest	150	122

Net cash provided by continuing operations	3,489	2,740
Net cash used for discontinued operations	—	(157)

Net cash provided by operating activities	3,489	2,583

Cash used for investing activities:
Additions to property, plant, and equipment, net	(1,424)	(2,599)
Purchase of marketable securities	(9,478)	(3,515)
Additions to intangibles and other assets	(209)	(247)
Proceeds from the maturity of marketable securities	4,015	1,750

Net cash used for investing activities	(7,096)	(4,611)

Cash provided by (used for) financing activities:
Employee stock purchase	293	328
Exercise of employee stock options	135	34
Excess tax benefits from share-based payment arangements	11	—
Dividend payment to minority interest	(622)	—

Net cash provided by (used for) financing activities	(183)	362

Net decrease in cash and cash equivalents	(3,790)	(1,666)
Cash and cash equivalents, beginning of period	20,949	17,462

Cash and cash equivalents, end of period	$17,159	$15,796

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at September 30, 2005, the Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2005 Annual Report on Form 10-K, including items incorporated by reference therein.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,

	2005	2004

Basic weighted average shares outstanding	18,013,229	17,923,302
Dilutive effect of stock options and restricted shares	124,149	192,172

Diluted weighted average shares outstanding	18,137,378	18,115,474

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees.

On July 1, 2005, we adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $232, net of related tax expense of $142. Prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we made changes to our employee stock purchase plan for periods beginning after July 1, 2005, which rendered the plan non-compensatory in accordance with SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. The following table details the effect on net earnings and earnings per share had compensation expense for the employee share-based awards been recorded in the three months ended September 30, 2004 based on the fair value method under SFAS No. 123.

Net earnings, as reported	$1,347

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,252)

Pro forma net earnings	$95

Earnings per share:
Basic - as reported	$0.08

Basic - pro forma	$0.01

Diluted - as reported	$0.07

Diluted - pro forma	$0.01

Share Based Compensation Plans

As of September 30, 2005, we have two share-based compensation plans, which are described below. A third share-based compensation plan expired in September 2002.

The Zygo Corporation 2002 Equity Incentive Plan permits the granting of restricted stock and stock options to purchase shares of common stock up to a total of 1,500,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period at a rate of 25% each year. The Plan will expire on August 27, 2012. Pursuant to the terms of the Plan, the Board of Directors may also amend the Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Options issued to non-employee directors are now issued under this plan. Non-employee directors are granted fully exercisable options to purchase 6,000 shares of common stock on an annual basis and each new non-employee director is granted fully exercisable options to purchase 12,000 shares of common stock on his/her first day of service, in all instances at the market value per share on the date of grant.

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) was granted an option to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted an option to purchase 3,000 shares of common stock on an annual basis. All options were fully exercisable on the date of grant and had a 10-year term. The Plan, as amended, will expire on November 17, 2009. The Company does not intend to grant further options under the Non-Employee Director Stock Option Plan.

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

We use the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the first quarter of fiscal 2006 stock option grants was $4.75 and the weighted-average fair value of the first quarter fiscal 2005 stock option grants was $5.73. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended September 30, 2005 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30,

	2005	2004

Term	4.1 Years	4.5 Years
Volatility	52.9%	80.0%
Dividend Yield	0.0%	0.0%
Risk-free interest rate	4.1%	3.3%
Forfeiture rate	10.6%	4.0%

Term  - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of ZYGO’s shares, historical volatility of ZYGO’s shares, and other factors, such as expected changes in volatility arising from planned changes in ZYGO’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate  - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield  - We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate  - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

 The following table summarizes information about our stock option plans for the three months ended September 30, 2005.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value (in thousands)

Balance, July 1, 2005	2,069,175	$26.95
Granted	120,000	$10.40
Excercised	(14,013)	$7.52
Forfeited	(17,563)	$49.13

Options outstanding, end of quarter	2,157,599	$25.97	$6.40	$7,900

Option exercisable, end of quarter	1,592,383	$31.02	$6.10	$5,085

As of September 30, 2005 there was $2,651 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value of stock options exercised was $89 and the total fair value of stock awards vested was $761 during the three months ended September 30, 2005.

Cash received from stock option exercises for the three months ended September 30, 2005 was $105. The income tax benefits from share based arrangements totaled $32, all of which were attributable to stock option exercises.

The following table summarizes information about restricted stock awards for the three months ended September 30, 2005:

	Shares	Weighted Average Grant- Date Fair Value

Non Vested Balance at July 1, 2005	—	$—
Granted	129,800	$10.40
Vested	—	$—
Forfeited	—	$—

Non Vested Balance at September 30, 2005	129,800	$10.40

These restricted stock awards were issued under the 2002 Equity Incentive Plan and 50% of the restrictions lapse after three years and the remaining 50% lapse after four years.

As of September 30, 2005 there was $1,151 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 4.0 years.

At September 30, 2005 an aggregate of 599,012 shares remained available for future grants under our stock plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended September 30,

	2005	2004

Net earnings	$2,336	$1,347

Unrealized loss on marketable securities, net of tax	(4)	(12)

Foreign currency translation effect	(267)	(202)

Comprehensive income	$2,065	$1,133

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2005 and June 30, 2005, inventories were as follows:

	September 30, 2005	June 30, 2005

Raw materials and manufactured parts	$14,447	$14,320
Work in process	16,941	15,927
Finished goods	3,644	3,480

	$35,032	$33,727

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2005 and June 30, 2005, property, plant, and equipment were as follows:

	September 30, 2005	June 30, 2005	Estimated Useful Life (Years)

Land	$615	$615	–
Building and improvements	15,730	15,759	15–40
Machinery, equipment, and office furniture	47,676	45,501	3–8
Leasehold improvements	712	715	1–5
Construction in progress	2,175	2,997	–

	66,908	65,587
Accumulated depreciation	(35,449)	(34,167)

	$31,459	$31,420

Depreciation expense for the three months ended September 30, 2005 and 2004 was $1,370 and $1,377, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Intangible assets, at cost, at September 30, 2005 and June 30, 2005 were as follows:

	September 30, 2005	June 30, 2005

Patents and Trademarks	$6,740	$6,556
License Agreements	1,350	1,350

	8,090	7,906
Accumulated amortization	(2,376)	(2,268)

Total	$5,714	$5,638

Intangible amortization expense was $107 and $113 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “Other accrued liabilities” line item in the Consolidated Balance Sheets:

	Three Months Ended September 30,

	2005	2004

Beginning balance	$1,396	$1,486
Reductions for payments made	(277)	(525)
Changes in accruals related to warranties issued in the current period	262	194
Changes in accruals related to pre-existing warranties	109	7

Ending balance	$1,490	$1,162

Supplemental Cash Flow Information

There were no interest payments on debt for the three months ended September 30, 2005 and 2004. Income tax payments amounted to $392 and $199 for the three months ended September 30, 2005 and 2004, respectively.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment (as amended).” This statement requires companies to measure and recognize compensation expense for all share-based payments based on their fair value. The standard becomes effective for interim or annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified prospective method. SFAS No. 123(R) primarily resulted in a change in our method of measuring and recognizing the fair value of our share-based grants, estimating forfeitures for all unvested awards, and accounting for awards to retirement eligible employees. In addition, changes made to our employee share purchase plan for periods beginning July 1, 2005 render the plan non-compensatory in accordance with SFAS No. 123(R).

The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” that amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS No. 153 in this quarter did not have a material effect on our financial position or results of operations.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. This applies to accounting changes made after July 1, 2006.

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

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. The components of cash flow from discontinued operations are as follows:

For the three months ended September 30, 2004

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(65)
Deferred income taxes	(36)
Other, net	(56)

Net cash used for operating activities from discontinued operations	(157)

Net cash used by discontinued operations	$(157)

There was no cash flow impact from discontinued operations in fiscal 2006.

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business.

	Three Months Ended September 30,

	2005	2004

Semiconductor
Sales	$18,689	$16,002
Gross profit	7,403	6,563
Gross profit as a % of sales	40%	41%

Industrial
Sales	$15,893	$11,576
Gross profit	6,012	4,550
Gross profit as a % of sales	38%	39%

Total
Sales	$34,582	$27,578
Gross profit	13,415	11,113
Gross profit as a % of sales	39%	40%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

ZYGO’s, Metrology, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) product lines are sold into its two business segments. Supplementary sales and gross profit data by product line is as follows:

	Three Months Ended September 30,

	2005	2004

Metrology
Sales	$16,510	$10,766
Gross profit	7,629	4,581
Gross profit as a % of sales	46%	43%

Optical Systems Solutions
Sales	$9,496	$6,631
Gross profit	1,740	1,399
Gross profit as a % of sales	18%	21%

PPS
Sales	$8,576	$10,181
Gross profit	4,046	5,133
Gross profit as a % of sales	47%	50%

Total
Sales	$34,582	$27,578
Gross profit	13,415	11,113
Gross profit as a % of sales	39%	40%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended September 30,

	2005	2004

Domestic	$13,010	$8,044
Europe	2,781	2,648
Japan	14,162	14,057
Pacific Rim	4,629	2,829

Total	$34,582	$27,578

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,353 (36% of net sales) for the three months ended September 30, 2005, as compared with $12,592 (46% of net sales) for the comparable prior year period. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At September 30, 2005 and June 30, 2005, there were, in the aggregate, $4,689 and $3,951, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three months ended September 30, 2005 and September 30, 2004, we recognized revenue in the semiconductor segment of $3,961and $1,695, respectively, for these contracts. In addition, Canon Inc. paid us progress payments in accordance with the terms of the developmental contract. The total progress payments related to the developmental contract remaining at September 30, 2005 were $13,238.

NOTE 6: HEDGING ACTIVITIES

During the third quarter of fiscal 2005, we began entering into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore, are marked-to-market with changes in fair value recorded in the Statement of Operations. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions.

As of September 30, 2005, we had four foreign currency forward contracts (Yen) outstanding of $2,718. Net gains recognized from foreign currency forward contracts for the first quarter of fiscal 2006 was $82, and are included in other income in the consolidated statements of operations. These gains are substantially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments to hedge foreign currency exposure prior to the third quarter of fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Introduction

Zygo Corporation designs, develops, and manufactures ultra-high precision measurement solutions and optical components and systems. ZYGO’s measurement solutions are designed to improve quality, increase productivity, and decrease the overall cost of manufacturing and product development for high-technology manufacturing processes. The Company’s optical component and systems products provide high-end solutions for laser fusion research, imaging systems, and measurement system components. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut.

We serve the semiconductor and industrial markets through our three core product lines, metrology, optical systems solutions, and precision positioning systems. Our semiconductor product offerings include OEM solutions and major technology development projects for the semiconductor capital equipment industry and direct supplied in-line automated yield improvement systems for both flat panel displays and advanced semiconductor packaging manufacturing. Our industrial market products serve the automotive, consumer electronics, defense/aerospace, and all markets other than semiconductor. Industrial market products include optical components, optical systems and measurement-based process control systems for defense, aerospace, and medical device customers and measurement-based process control and yield-enhancement systems for automotive and consumer electronics customers.

We also perform development services, which have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. In the first quarter of fiscal 2006, we recognized $4.0 million of revenue from these developmental services contracts as compared with $1.7 million in the prior year comparable quarter. The development services contracts that were signed in fiscal 2005 were cost plus contracts and were expected to represent approximately $41.0 million in additional revenue through fiscal 2007. To date, a total of $18.2 million of this revenue has been recognized. To the extent that total actual costs on the contracts may be less than originally anticipated, the resulting development services revenue could be less than the original estimated value of the contract. Additionally, our period over period comparable sales, in the future could be adversely affected if we do not continue to provide these development services at similar levels.

We achieved an order level for the first quarter of fiscal 2006 of $38.6 million as compared with $34.1 million for the first quarter of fiscal 2005. This order flow increased backlog at September 30, 2005 to $70.6 million. Orders for the first quarter of our fiscal year are normally lower than the remaining quarters in our fiscal year. Orders in the semiconductor segment of $20.0 million decreased $0.6 million, or 3%, as compared with the fourth quarter of fiscal 2005;however, increased $9.0 million, or 82%, as compared with the first quarter of fiscal 2005. We continue to receive orders from the flat panel market of the semiconductor segment and expect orders to continue for the immediate future. We also experienced an increase in lithography orders over the prior year period, which continued a strengthening in that market area over the last six months. Orders in the industrial segment of $18.6 million decreased by $3.3 million, or 15%, as compared with the fourth quarter of fiscal 2005 and $4.5 million, or 19%, as compared with the first quarter of fiscal 2005.

Beginning in the first quarter of fiscal 2006, we were required to record the expense of share-based payment transactions. Under the method adopted, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of June 30, 2005. In the quarter ended September 30, 2005, $0.4 million of share-based payment compensation expense was included in operating income. Operating income included share-based payment compensation expense of $0.1 million in cost of goods sold, $0.2 million in selling, general, and administrative expenses (“SG&A”), and $0.1 million in research, development, and engineering expenses (“RD&E”). Share-based compensation expense reduced our diluted earnings per share by $0.01. The share-based compensation expense is estimated to be approximately $0.8 million in the second quarter of fiscal 2006 and $0.4 million in each of the third and fourth quarters of fiscal 2006. These estimates include the expected compensation expense related to current outstanding stock options and restricted shares and to future issuances of stock options which are presently known to us.

Continuing Operations

We recorded earnings from continuing operations for the first quarter of fiscal 2006 of $2.3 million, or $0.13 per diluted share, as compared with earnings of $1.4 million, or $0.08 per diluted share, for the first quarter of fiscal 2005.

Net sales by segment are as follows:

	Net Sales By Segment

(In millions)	Three Months Ended

	September 30, 2005	Net Sales %	September, 30, 2004	Net Sales %

Semiconductor	$14.7	42%	$14.3	52%
Development Services	4.0	12%	1.7	6%

Total Semiconductor	18.7	54%	16.0	58%

Total Industrial	15.9	46%	11.6	42%

Total	$34.6	100%	$27.6	100%

	Gross Profit By Segment

(In millions)	Three Months Ended

	September 30, 2005	Gross Profit %	September, 30, 2004	Gross Profit %

Semiconductor	$6.3	43%	$6.2	43%
Development Services	1.1	28%	0.4	24%

Total Semiconductor	7.4	40%	6.6	41%

Total Industrial	6.0	38%	4.5	39%

Total	$13.4	39%	$11.1	40%

Net sales for the first quarter of fiscal 2006 increased $7.0 million, or 25%, to $34.6 million. For the first quarter of fiscal 2006, net sales in the semiconductor segment were $18.7 million, or 54%, of total net sales, as compared with $16.0 million, or 58%, of total net sales, in the comparable prior year period, primarily due to an increase in metrology revenues related to development services of $2.3 million and flat panel revenues of $0.8 million. The increase in semiconductor sales was partially offset by a decline in PPS product sales due to a reduction in orders received in the third and fourth quarters of fiscal 2005 as compared with orders received in the same period of the prior year. Net sales in the industrial segment were $15.9 million, or 46% of total net sales, as compared with the $11.6 million, or 42% of total net sales, in the comparable prior year period. The increase of $4.3 million was primarily due to an increase in optical systems solutions sales of medical devices of $2.3 million and next generation introductions of existing metrology products of $1.8 million.

Sales in U.S. dollars for the first quarter of fiscal 2006 were $29.7 million, or 86%, of total net sales for the period. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Management believes the percentage of sales in foreign currencies may increase in the current year due to an increase in sales denominated in yen to Japanese customers. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross profit for the first quarter of fiscal 2006 totaled $13.4 million, an increase of $2.3 million, or 21%, from $11.1 million in the first quarter of fiscal 2005. Gross profit as a percentage of sales for the first quarters of fiscal 2006 and 2005 were 39% and 40%, respectively. The decrease in gross profit as a percentage of sales in the first quarter of fiscal 2006 was primarily due to a change in product mix, whereby a greater percentage of sales in the first quarter of fiscal 2006 were generated from traditionally low margin products and services, including development services. The products and services generating the lower margins, including development services, certain optics, and opto-mechanical assemblies, accounted for 27% of sales in the first quarter of fiscal 2006 as compared with 14% in the prior year period.

SG&A in the first quarter of fiscal 2006 amounted to $6.4 million, an increase of $0.7 million, or 12%, from $5.7 million in the first quarter of fiscal 2005. As a percentage of net sales, SG&A for the first quarter of fiscal 2006 and fiscal 2005 was 18% and 21%, respectively. The increase in SG&A as a percentage of sales was due to increasing our presence in the Pacific Rim with the opening of new offices within the last year in Korea, Taiwan, and mainland China to support anticipated future growth. Additionally, $0.2 million was attributable to share-based compensation expense.

RD&E for the first quarter of fiscal 2006 totaled $3.5 million, an increase of $0.3 million, or 9%, from $3.2 million in the first quarter of fiscal 2005. This increase was primarily due to costs associated with our semiconductor initiatives in the flat panel display and process control areas and $0.1 million in share-based compensation expense.

The income tax expense from operations in the first quarter of fiscal 2006 totaled $1.5 million, or 38% of pre-tax earnings, which compares with an income tax expense of $0.9 million, or 36% of pre-tax earnings, in the first quarter of fiscal 2005. The increase in the effective tax rate is primarily due to increased income in foreign operations, which operate in higher tax jurisdictions, and an increase in tax upon additional monies repatriated from these foreign operations.

RELATED PARTY TRANSACTIONS

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three months ended September 30, 2005 and September 30, 2004, we recognized revenue in the semiconductor segment of $4.0 million and $1.7 million, respectively, from these contracts.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, working capital was $64.8 million, an increase of $1.5 million from $63.3 million at June 30, 2005. We maintained cash, cash equivalents, and marketable securities at September 30, 2005 totaling $58.5 million, an increase of $1.6 million, from $56.9 million at June 30, 2005. Major fluctuations in working capital included decreases in accrued liabilities of $4.5 million, due to the timing of several payments, and $1.8 million in accounts payable, and an increase in inventory of $1.3 million, partially offset by a $3.0 million decrease in accounts receivables due to several large customer payments and an increase in progress payments from customers of $2.8 million. There were no borrowings outstanding under our $3.0 million bank line of credit at September 30, 2005.

Acquisitions of property, plant, and equipment were $1.4 million during the first quarter ended September 30, 2005. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

Share-Based Payments

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, dividend yields and forfeiture rates.

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

Health Insurance

We are self-insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates, we may be required to record additional expense. A one percent change in actual claims would have an annual impact of approximately $25,000 on our financial condition and results of operations.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first three months of fiscal 2006. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions.

For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2005.

Item 4. Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. In designing, implementing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2005. On the basis of this review and subject to the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 6.	Exhibits

(a)	Exhibits:

10.1	Zygo Restricted Stock Agreement
10.2	Zygo Stock Option Agreement
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer

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

Date: November 9, 2005