Form 10-Q/A
period 2005-09-30
ZYGO CORP
filed 2005-12-23
CIK 730716

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

18,036,333 shares of Common Stock, $.10 Par Value, at December 21, 2005

EXPLANATORY NOTE

This Form 10-Q/A of Zygo Corporation amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. Specifically, this Form 10-Q/A contains revised Section 302 certifications of the chief executive officer and the chief financial officer, as the originally contained Section 302 certifications inadvertantly referred to the annual report in their headings and one certification inadvertantly referred to the annual report in paragraph 4(c).

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

PART II - Other Information

Item 6.	Exhibits

(a)	Exhibits:

10.1	Zygo Restricted Stock Agreement*
10.2	Zygo Stock Option Agreement*
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer

* Exhibits were filed with the Form 10-Q as originally filed on November 9, 2005.

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

Date: December 23, 2005