Form 10-Q
period 2005-12-31
ZYGO CORP
filed 2006-02-07
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,057,864 shares of Common Stock, $.10 Par Value, at February 1, 2006

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K, as amended, for the fiscal year ended June 30, 2005.

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Net sales
Products	$38,212	$33,530	$68,833	$59,413
Development services	5,611	2,477	9,572	4,172

	43,823	36,007	78,405	63,585

Cost of goods sold
Products	22,357	21,024	40,619	36,193
Development services	4,049	1,725	6,954	3,021

	26,406	22,749	47,573	39,214

Gross profit	17,417	13,258	30,832	24,371

Selling, general, and administrative expenses	8,159	5,723	14,570	11,382
Research, development, and engineering expenses	3,428	3,672	6,968	6,880

Operating profit	5,830	3,863	9,294	6,109

Other income:
Interest income	411	175	828	354
Miscellaneous income, net	88	243	216	214

Total other income	499	418	1,044	568

Earnings from continuing operations before income taxes and minority interest	6,329	4,281	10,338	6,677

Income tax expense	(2,142)	(1,542)	(3,665)	(2,404)
Minority interest	(360)	(275)	(510)	(397)

Earnings from continuing operations	3,827	2,464	6,163	3,876

Discontinued TeraOptix operations, net of tax	—	(49)	—	(110)
Charges and adjustments on the disposal of TeraOptix, net of tax	—	(114)	—	(118)

Loss from discontinued operations	—	(163)	—	(228)

Net earnings	$3,827	$2,301	$6,163	$3,648

Basic - Earnings (loss) per share:
Continuing operations	$0.21	$0.14	$0.34	$0.22
Discontinued operations	—	(0.01)	—	(0.02)

Net earnings	$0.21	$0.13	$0.34	$0.20

Diluted - Earnings (loss) per share:
Continuing operations	$0.21	$0.14	$0.34	$0.21
Discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.21	$0.13	$0.34	$0.20

Weighted average shares outstanding:
Basic shares	18,031	17,930	18,022	17,926

Diluted shares	18,340	18,130	18,225	18,099

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	December 31, 2005	June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$13,457	$20,949
Marketable securities	20,169	17,242
Receivables, net of allowance for doubtful accounts of $544 and $663, respectively	30,579	28,125
Inventories	32,980	33,727
Prepaid expenses	2,064	2,140
Deferred income taxes	9,537	8,895

Total current assets	108,786	111,078

Marketable securities	23,915	18,711
Property, plant, and equipment, net	31,540	31,420
Deferred income taxes	18,100	21,476
Intangible assets, net	5,892	5,638
Other assets	884	1,017

Total assets	$189,117	$189,340

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$11,212	$13,510
Accrued progress payments	18,515	21,846
Accrued salaries and wages	5,116	6,220
Other accrued liabilities	3,973	4,738
Income taxes payable	1,540	1,510

Total current liabilities	40,356	47,824

Other long-term liabilities	97	96
Minority interest	1,138	1,249
Commitments and contingencies

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,481,941 shares issued (18,423,026 at June 30, 2005);
18,034,736 shares outstanding (17,975,821 at June 30, 2005)	1,848	1,842
Additional paid-in capital	143,854	142,111
Retained earnings	9,977	3,814
Accumulated other comprehensive income (loss):
Currency translation effects	(2,891)	(2,341)
Net unrealized gain on marketable securities	25	32

	152,813	145,458
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	147,526	140,171

Total liabilities and stockholders’ equity	$189,117	$189,340

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,

	2005	2004

Cash provided by operating activities:
Net earnings	$6,163	$3,648

Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Loss from discontinued operations	—	228
Depreciation and amortization	3,004	3,014
Deferred income taxes	2,734	2,323
Compensation cost related to share-based payments arrangements	1,190	—
Excess tax benefits from share-based payment arrangements	(14)	—
Minority interest	510	397
Other, net	93	209
Changes in operating accounts:
Receivables	(2,335)	2,830
Inventories	841	(9,499)
Prepaid expenses	76	402
Accounts payable, accrued expenses, and taxes payable	(8,018)	3,661

Net cash provided by continuing operations	4,244	7,213
Net cash used for discontinued operations	—	(125)

Net cash provided by operating activities	4,244	7,088

Cash used for investing activities:
Additions to property, plant, and equipment, net	(3,027)	(6,015)
Purchase of marketable securities	(19,711)	(4,019)
Additions to intangibles and other assets	(487)	(515)
Proceeds from the maturity of marketable securities	11,538	2,100

Net cash used for investing activities	(11,687)	(8,449)

Cash provided by (used for) financing activities:
Employee stock purchase	307	339
Exercise of employee stock options	252	139
Excess tax benefits from share-based payment arangements	14	—
Dividend payment to minority interest	(622)	—

Net cash provided by (used for) financing activities	(49)	478

Net decrease in cash and cash equivalents	(7,492)	(883)
Cash and cash equivalents, beginning of period	20,949	17,462

Cash and cash equivalents, end of period	$13,457	$16,579

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at December 31, 2005, the Consolidated Statements of Operations for the three and six months ended December 31, 2005 and 2004, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2005 Annual Report on Form 10-K, as amended, including items incorporated by reference therein.

Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Basic weighted average shares outstanding	18,030,783	17,929,640	18,022,006	17,926,471
Dilutive effect of stock options and restricted shares	308,925	199,903	203,237	172,265

Diluted weighted average shares outstanding	18,339,708	18,129,543	18,225,243	18,098,736

Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees.

On July 1, 2005, we adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense for the three and six months ended December 31, 2005 of $524 and $764, net of related tax expense of $292 and $426, respectively. Prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we made changes to our employee stock purchase plan for periods beginning after July 1, 2005, which rendered the plan non-compensatory in accordance with SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. The following table details the effect on net earnings and earnings per share had compensation expense for the employee share-based awards been recorded in the three and six months ended December 31, 2004 based on the fair value method under SFAS No. 123.

	Three Months Ended December 31 2004	Six Months Ended December 31 2004

Net earnings, as reported	$2,301	$3,648

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(383)	(1,636)

Pro forma net earnings	$1,918	$2,012

Earnings per share:
Basic - as reported	$0.13	$0.20

Basic - pro forma	$0.11	$0.11

Diluted - as reported	$0.13	$0.20

Diluted - pro forma	$0.11	$0.11

Share Based Compensation Plans
Zygo has two share-based compensation plans, which are described hereafter. The Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock up to a total of 1,500,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period at a rate of 25% each year. Generally, restricted stock awards have 50% of their restrictions lapse after three years and the remaining 50% lapse after four years. The 2002 Plan will expire on August 27, 2012. Pursuant to the terms of the 2002 Plan, the Board of Directors may also amend the 2002 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Options issued to non-employee directors are now issued under this plan. Non-employee directors are granted fully exercisable options to purchase 6,000 shares of common stock on an annual basis and each new non-employee director is granted fully exercisable options to purchase 12,000 shares of common stock on his or her first day of service, in all instances at the market value per share on the date of grant.

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan (“Director Plan”) permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Director Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) was granted an option to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted an option to purchase 3,000 shares of common stock on an annual basis. All options were fully exercisable on the date of grant and had a 10-year term. The Director Plan, as amended, will expire on November 17, 2009. The Company ceased granting options under this plan in fiscal 2003 and does not intend to grant further options under the Director Plan.

We use the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and six months ended December 31, 2005 were $6.79 and $5.41, respectively. The weighted-average fair value of stock option grants for the three and six months ended December 31, 2004 were $6.25 and $5.86, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three and six months ended December 31, 2005 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Term	4.1 Years	4.5 Years	4.1 Years	4.5 Years
Volatility	52.9%	71.0%	52.9%	71.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	3.2%-3.4%	3.9%-4.4%	3.2%-3.5%
Forfeiture rate	10.6%	4.0%	10.6%	4.0%

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

The following table summarizes information about our stock options granted under our share-based compensation plans for the six months ended December 31, 2005. Included in the information below are outstanding options from the Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan which expired in fiscal 2003, to the extent the options remain available for exercise.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value (in thousands)

Balance, July 1, 2005	2,069,175	$26.95
Granted	186,000	$11.80
Exercised	(24,172)	$8.47
Forfeited	(31,033)	$46.71

Options outstanding, December 31, 2005	2,199,970	$25.59	6.30	$6,974

Options exercisable, December 31, 2005	1,650,042	$30.88	5.99	$4,555

As of December 31, 2005 there was $2,368 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value of stock options exercised was $145 and the total fair value of stock awards vested was $1,275 during the six months ended December 31, 2005.

Cash received from stock option exercises for the six months ended December 31, 2005 was $205. The income tax benefits from share based arrangements totaled $52, all of which were attributable to stock option exercises.

The following table summarizes information about restricted stock awards granted under share-based compensation plans for the six months ended December 31, 2005:

	Shares	Weighted Average Grant- Date Fair Value

Non Vested Balance at July 1, 2005	—	$—
Granted	130,500	$10.43
Vested	—	$—
Forfeited	—	$—

Non Vested Balance at December 31, 2005	130,500	$10.43

These restricted stock awards were issued under the 2002 Equity Incentive Plan and 50% of the restrictions lapse after three years and the remaining 50% lapse after four years.

As of December 31, 2005 there was $945 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 4.0 years.

At December 31, 2005 an aggregate of 533,112 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. The Company issues shares to satisfy stock option exercises and restricted stock awards.

Comprehensive Income
Our total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Net earnings	$3,827	$2,301	$6,163	$3,648
Unrealized loss on marketable securities, net of tax	(3)	(8)	(7)	(20)
Foreign currency translation effect	(283)	273	(550)	71

Comprehensive income	$3,541	$2,566	$5,606	$3,699

Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2005 and June 30, 2005, inventories were as follows:

	December 31, 2005	June 30, 2005

Raw materials and manufactured parts	$15,698	$14,320
Work in process	14,471	15,927
Finished goods	2,811	3,480

	$32,980	$33,727

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2005 and June 30, 2005, property, plant, and equipment were as follows:

	December 31, 2005	June 30, 2005	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	15,750	15,759	15–40
Machinery, equipment, and office furniture	48,287	45,501	3–8
Leasehold improvements	706	715	1–5
Construction in progress	2,785	2,997	—

	68,143	65,587
Accumulated depreciation	(36,603)	(34,167)

	$31,540	$31,420

Depreciation expense for the three months ended December 31, 2005 and 2004 was $1,431 and $1,380, respectively. Depreciation expense for the six months ended December 31, 2005 and 2004 was $2,801 and $2,757, respectively.

Intangible Assets
Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Intangible assets, at cost, at December 31, 2005 and June 30, 2005 were as follows:

	December 31, 2005	June 30, 2005

Patents and Trademarks	$6,923	$6,556
License Agreements	1,350	1,350

	8,273	7,906
Accumulated amortization	(2,381)	(2,268)

Total	$5,892	$5,638

Intangible amortization expense was $61 and $111 for the three months ended December 31, 2005 and 2004, respectively, and $168 and $224 for the six months ended December 31, 2005 and 2004, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Consolidated Balance Sheets:

	Six Months Ended December 31,

	2005	2004

Beginning balance	$1,396	$1,486
Reductions for payments made	(612)	(720)
Changes in accruals related to pre-existing warranties	144	(66)
Changes in accruals related to warranties issued in the current period	647	438

Ending balance	$1,575	$1,138

Supplemental Cash Flow Information
Income tax payments amounted to $777 and $644 for the six months ended December 31, 2005 and 2004, respectively.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. This applies to any future accounting changes beginning in fiscal 2007.

In November 2005, the FASB issued FASB Staff Positions (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP SFAS 115-1 and SFAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. They also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will be adopting FSP SFAS 115-1 and SFAS 124-1 beginning in fiscal 2007 and expect the effect on our consolidated financial statements to be immaterial.

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

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. The components of cash flow from discontinued operations are as follows:

For the six months ended December 31, 2004

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(228)
Loss on sale and impairment of assets	179
Deferred income taxes	(54)
Other, net	(22)

Net cash used for operating activities from discontinued operations	$(125)

There was no cash flow impact from discontinued operations in fiscal 2006.

NOTE 4: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business.

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Semiconductor
Sales	$24,427	$18,627	$43,116	$34,629
Gross profit	9,594	7,295	16,998	13,858
Gross profit as a % of sales	39%	39%	39%	40%

Industrial
Sales	$19,396	$17,380	$35,289	$28,956
Gross profit	7,823	5,963	13,834	10,513
Gross profit as a % of sales	40%	34%	39%	36%

Total
Sales	$43,823	$36,007	$78,405	$63,585
Gross profit	17,417	13,258	30,832	24,371
Gross profit as a % of sales	40%	37%	39%	38%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

ZYGO’s Metrology, which includes development services, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) product lines are sold into its two business segments. Supplementary sales and gross profit data by product line is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Metrology
Sales	$24,264	$16,089	$40,774	$26,855
Gross profit	11,184	7,614	18,813	12,195
Gross profit as a % of sales	46%	47%	46%	45%

Optical Systems Solutions
Sales	$9,069	$10,692	$18,565	$17,323
Gross profit	1,791	1,733	3,531	3,132
Gross profit as a % of sales	20%	16%	19%	18%

PPS
Sales	$10,490	$9,226	$19,066	$19,407
Gross profit	4,442	3,911	8,488	9,044
Gross profit as a % of sales	42%	42%	45%	47%

Total
Sales	$43,823	$36,007	$78,405	$63,585
Gross profit	17,417	13,258	30,832	24,371
Gross profit as a % of sales	40%	37%	39%	38%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Domestic	$13,975	$11,988	$26,985	$20,033
Europe	4,859	4,854	7,640	7,501
Japan	19,381	15,393	33,543	29,450
Pacific Rim	5,608	3,772	10,237	6,601

Total	$43,823	$36,007	$78,405	$63,585

NOTE 5: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $15,628 (36% of net sales) and $27,981 (36% of net sales) for the second quarter and six months ended December 31, 2005, as compared with $12,758 (35% of net sales) and $25,350 (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At December 31, 2005 and June 30, 2005, there were, in the aggregate, $7,431 and $3,951, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and six months ended December 31, 2005, we recognized revenue in the semiconductor segment of $5,611 and $9,572, respectively, for these contracts compared with $2,477 and $4,172, respectively, for the comparable prior year periods. In addition, Canon Inc. paid us progress payments in accordance with the terms of the developmental contract. The total progress payments related to the developmental contract remaining at December 31, 2005 were $9,175.

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

As of December 31, 2005, we had seven foreign currency forward contracts (yen) outstanding aggregating to $2,641. For the three months ended December 31, 2005, we recognized a loss from foreign currency forward contracts of $23. For the six months ended December 31, 2005, we recognized a gain of $59. These gains and losses are included in other income in the Consolidated Statements of Operations. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments to hedge foreign currency exposure prior to the third quarter of fiscal 2005.

NOTE 7: INCOME TAXES

The effective tax rate for the three months ended December 31, 2005 decreased by two percentage points to 34% as compared with the prior year period of 36%. The decrease in the effective tax rate was due to the release of tax reserves in a foreign jurisdiction, accounting for a four percentage point decrease in the rate. This decrease was partially offset by an increase in the effective tax rate primarily due to increased income in foreign operations, which operate in higher tax jurisdictions, and an increase in tax upon additional monies repatriated from these foreign operations. The effective tax rate of 36% for the six months ended December 31, 2005, while consistent with the comparable prior year, was affected by the release of tax reserves and the increased income in foreign operations.

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

Our development services have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and six months ended December 31, 2005, we recognized $5.6 million and $9.6 million, respectively, of revenue from these development services contracts as compared with $2.5 million and $4.2 million, respectively, in the prior year comparable periods. The development services contracts that were signed in fiscal 2005 were cost plus contracts and were expected to represent approximately $41.0 million in additional revenue through the first six months of fiscal 2007. We currently expect total revenues of approximately $37.0 million, with the reduction due to estimated costs being less than anticipated. To date, a total of $23.8 million of this revenue has been recognized. To the extent that total actual costs on the contracts may be less than currently anticipated, the resulting development services revenue could be less than the currently estimated value of the contract. Additionally, our period over period comparable sales in the future could be adversely affected if we do not continue to provide these development services at similar levels or do not expand our overall business sufficiently to offset the decline in development services revenue.

We achieved an order level for the second quarter of fiscal 2006 of $50.3 million as compared with $38.6 million for the first quarter of fiscal 2006 and $39.6 million for the second quarter of fiscal 2005. This order flow increased backlog at December 31, 2005 to $77.0 million. Orders in the semiconductor segment of $26.1 million increased $6.1 million, or 31%, as compared with the first quarter of fiscal 2006; and increased $5.9 million, or 29%, as compared with the second quarter of fiscal 2005. We continue to receive orders from the flat panel market of the semiconductor segment and expect orders from that market to continue for the immediate future. We also experienced an increase in lithography orders over the prior year period, which continued a strengthening in that market area over the last six months. Orders in the industrial segment of $24.2 million increased by $5.6 million, or 30%, as compared with the first quarter of fiscal 2006 and $4.8 million, or 25%, as compared with the second quarter of fiscal 2005. Orders in the industrial segment were fueled primarily by government contracts for the National Ignition Facility in both our Tucson and Middlefield facilities.

Beginning in the first quarter of fiscal 2006, we were required to record the expense of share-based payment transactions. Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of June 30, 2005. In the quarter ended December 31, 2005, operating income was reduced by $0.8 million of share-based payment compensation expense, affecting cost of goods sold by $0.2 million, selling, general, and administrative expenses (“SG&A”) by $0.5 million, and research, development, and engineering expenses (“RD&E”) by $0.1 million. Share-based compensation expense reduced our quarterly diluted earnings per share by $0.03. For the six months ended December 31, 2005, operating income was reduced by $1.2 million of share-based payment compensation expense, affecting cost of goods sold by $0.3 million, SG&A by $0.7 million, and RD&E expenses by $0.2 million. Share-based compensation expense reduced our six month diluted earnings per share by $0.04. The share-based compensation expense related to current outstanding stock options and restricted shares and to future issuances of stock options which are presently known to us is estimated to be approximately $0.4 million in each of the third and fourth quarters of fiscal 2006.

Net Sales

	Fiscal 2006		Fiscal 2005

		Net Sales		Net Sales
(In millions)	Amount	%	Amount	%

Quarter ended December 31
Semiconductor	$18.8	43%	$16.1	45%
Developmental Services	5.6	13%	2.5	7%

Total Semiconductor	24.4	56%	18.6	52%

Total Industrial	19.4	44%	17.4	48%

Total	$43.8	100%	$36.0	100%

Six months ended December 31
Semiconductor	$33.5	43%	$30.4	48%
Developmental Services	9.6	12%	4.2	6%

Total Semiconductor	43.1	55%	34.6	54%

Total Industrial	35.3	45%	29.0	46%

Total	$78.4	100%	$63.6	100%

Net sales in the semiconductor segment increased 31% in the second quarter of fiscal 2006 as compared with the prior year. This increase was due primarily to an increase in developmental services of $3.1 million and flat panel sales of $0.9 million. For the six month period ended December 31, 2005, the semiconductor segment increased 25% as compared with the prior year period due to an increase in developmental services of $5.4 million, flat panel sales of $2.0 million, and new product sales of $0.5 million.

Net sales in the industrial segment increased by 11% in the second quarter of fiscal 2006 as compared with the prior year period primarily due to increased volume related to contract manufacturing shipments and optical systems assemblies. For the six month period ended December 31, 2005, the industrial segment net sales increased 22% as compared with the prior year period due to increased volume related to contract manufacturing and optical systems assemblies of $3.3 million, sales increase of $1.3 million related to new customers in South Korea and China, and a $0.6 million sales increase volume increases to automotive customers in Europe.

Sales in U.S. dollars for the three and six months of fiscal 2006 were $35.0 million, or 80%, and $64.8, or 83%, respectively, of total net sales for the periods. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Management believes the percentage of sales in foreign currencies may increase in the current year due to an increase in sales denominated in yen to Japanese customers. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross Profit by Segment

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended December 31
Semiconductor	$8.0	43%	$6.5	40%
Developmental services	1.6	29%	0.8	32%

Total Semiconductor	9.6	39%	7.3	39%

Total Industrial	7.8	40%	6.0	34%

Total	$17.4	40%	$13.3	37%

Six months ended December 31
Semiconductor	$14.4	43%	$12.7	42%
Developmental services	2.6	27%	1.2	29%

Total Semiconductor	17.0	39%	13.9	40%

Total Industrial	13.8	39%	10.5	36%

Total	$30.8	39%	$24.4	38%

Gross profit as a percentage of sales for the three and six months of fiscal 2006 increased over the comparable periods in the prior year primarily due to an increase in the industrial segment margins while the semiconductor segment margins remained relatively stable. Industrial segment margins increased on the improved margins in our optical systems products. Improved operations and increased volume have led to these improved margins. During the comparable fiscal 2005 periods, the gross profit percentage was negatively impacted by new product ramp-up expenses for opto-mechanical assemblies and under absorbed factory overhead due to a production delay of certain assemblies. The overall semiconductor segment margins stayed relatively stable despite a decrease in development services margins. Margins on semiconductor product sales increased primarily due to improved factory performance. General factory costs, including warranty, factory efficiency costs, and inventory related costs, were lower than in the prior year.

SG&A

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$8.2	19%	$5.7	16%
Six months ended December 31	$14.6	18%	$11.4	18%

The second quarter increase in SG&A was primarily due to increased employee expenses, including management incentives, of $0.9 million, share-based compensation expense of $0.5 million, and increased selling expenses related to new market initiatives of $0.2 million, primarily related to the new offices in Korea, Taiwan, and mainland China. For the six months ended December 31, 2005, the increase in SG&A was due to share-based compensation expense of $0.7 million, increased selling and general expenses related to new initiatives in our west coast operations of $0.5 million, increased employee expenses, including management incentives, of $0.4 million, and costs associated with increasing our presence in the Pacific Rim with the opening of new offices within the last year in Korea, Taiwan, and mainland China, of $0.3 million, to support anticipated future growth.

RD&E

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$3.4	8%	$3.7	10%
Six months ended December 31	$7.0	9%	$6.9	11%

RD&E for the second quarter and first six months of fiscal 2006 was relatively flat with the prior year comparable period but was positively impacted by a reimbursement from a customer of $0.7 million for research costs incurred. Without the customer reimbursement our RD&E would have increased over the prior year. Current year initiatives are focused in the semiconductor segment, most notably in the display and packaging markets, and include the opening of our Oregon engineering and product development office. Share-based compensation expense included in RD&E for the second quarter and six month period ended December 31, 2005 was $0.1 million and $0.2 million, respectively.

Income Tax

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Effective Tax Rate %	Amount	Effective Tax Rate %

Quarter ended December 31	$2.1	34%	$1.5	36%
Six months ended December 31	$3.6	36%	$2.4	36%

The effective tax rate for the quarter decreased due to the release of tax reserves in a foreign jurisdiction, which accounted for a four percentage point decrease in the rate. This decrease was partially offset by an increase in the effective tax rate of two percentage points primarily due to increased income in foreign operations, which operate in higher tax jurisdictions, and an increase in tax upon additional monies repatriated from these foreign operations. The effective tax rate for the six months ended December 31, 2005, while consistent with the comparable prior year period, was affected by the release of tax reserves and the increased income in foreign operations.

RELATED PARTY TRANSACTIONS

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $15.6 million (36% of net sales) and $28.0 million (36% of net sales) for the second quarter and six months ended December 31, 2005, as compared with $12.8 million (35% of net sales) and $25.4 million (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At December 31, 2005 and June 30, 2005, there were, in the aggregate, $7.4 million and $4.0 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and six months ended December 31, 2005, we recognized revenue in the semiconductor segment of $5.6 million and $9.6 million, respectively, from these contracts as compared with $2.5 million and $4.2 million, respectively, for the comparable prior year periods. According to the terms of the agreements, we also receive progress payments during the course of the contract. As of December 31, 2005 and June 30, 2005, we received $9.2 million and $11.3 million, respectively, of progress payments in excess of services performed.

LIQUIDITY AND CAPITAL RESOURCES

We maintained cash, cash equivalents, and marketable securities at December 31, 2005 totaling $57.5 million, an increase of $0.6 million, from $56.9 million at June 30, 2005. At December 31, 2005, working capital was $68.4 million, an increase of $5.1 million from $63.3 million at June 30, 2005. Major fluctuations in working capital included increases in accounts receivable of $2.4 million coupled with decreases in progress payments of $3.3 million, accounts payable of $2.3 million, and accrued liabilities of $1.9 million, which were partially offset by a $4.6 million decrease in cash and short term marketable securities as the result of purchasing additional long term marketable securities. Our $3.0 million line of credit expired during the quarter. The line of credit was renewed subsequent to the end of the quarter in substantially the same terms as the expired line of credit. There have been no borrowings under the line of credit.

Acquisitions of property, plant, and equipment totaled $1.6 million and $3.0 during the three and six months ended December 31, 2005. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

Accounting for Income Taxes
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that ZYGO would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should management determine that ZYGO would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate may vary from period to period, generally based on changes in estimated taxable income or loss for domestic and foreign locations, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Form 10-K, as amended, for the year ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first six months of fiscal 2006. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by losses and gains on the underlying transactions.

For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2005 filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. In designing, implementing, and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2005. On the basis of this review and subject to the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 10, 2005. The following matter was submitted to a vote of the Company’s stockholders:

          Proposal No. 1 - Election of Board of Directors

The following individuals, all whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

	For	Against

Eugene G. Banucci	15,866,659	74,204
Yousef A. El-Mansy	15,861,655	79,208
Paul F. Forman	15,790,858	150,005
Samuel H. Fuller	15,867,476	73,387
Seymour E. Liebman	15,797,807	143,056
Robert G. McKelvey	14,703,868	1,236,995
J. Bruce Robinson	15,799,880	140,983
Robert B. Taylor	15,746,264	194,599
Carol P. Wallace	15,862,516	78,347
Bruce W. Worster	15,874,168	66,695
Carl A. Zanoni	15,852,672	88,191

          There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer and Chief Financial Officer

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

Date: February 7, 2006