Form 10-K/A
period 2005-06-30
ZYGO CORP
filed 2006-06-27
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________________ to _____________________________

Commission file number 0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0864500

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Laurel Brook Road, Middlefield, Connecticut 06455-1291

(Address of principal executive offices) (Zip Code)

(860) 347-8506

(Registrant’s telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act.
YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.                                       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

18,126,639 Shares of Common Stock, $.10 Par Value, at September 2, 2005

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K/A to the extent stated herein.

ZYGO CORPORATION
EXPLANATORY NOTE

In this Form 10-K/A, ZYGO Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) is restating our previously issued consolidated financial statements for fiscal years 2005, 2004, and 2003 (“Restatement”), because of inadvertent accounting errors in the consolidation of our intercompany revenues from certain of our foreign operations for those periods. The Company also restated the opening retained earnings and currency translation effects in the accumulated other comprehensive income balance of the stockholders’ equity section of the balance sheet as of July 1, 2002 to reflect adjustments to correct errors in periods prior to fiscal 2003. These adjustments for periods prior to fiscal 2003 were not significant to the results of these prior periods. Further information on the adjustments can be found in note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements.

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2005, as amended by Amendment No. 1 on Form 10-K/A (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets as of June 30, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows, and stockholders’ equity for the years ended June 30, 2005, 2004, and 2003 and the notes related thereto. For a more detailed description of the Restatement, see note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A amends and restates only Item 1 of Part I, Items 6, 7, 8 and 9A of Part II, and Item 15(a) 1 and 2 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement. Other than with respect to referencing to this document as a “Form 10-K/A” or as Amendment No. 2, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-K/A continues to speak as of the filing date of the Original Filing for the year ended June 30, 2005. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2005 and December 31, 2005, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, and 32.1.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to June 30, 2005. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company”, and “ZYGO” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations are forward-looking statements. These forward looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this 10-K/A.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers’ manufacturing yields, and optical components and systems as OEM sub-components and end-user optical systems. ZYGO’s measurement solutions are designed to improve quality, increase productivity and decrease the overall cost of manufacturing and product development for high-technology manufacturing processes. The Company’s optical component and systems products provide high-end solutions for laser fusion research, imaging systems, and measurement system components.

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

ZYGO’s solutions are primarily based on optical interferometric technology. ZYGO continues to be a world leader in optical interferometry with a patent portfolio of more than 245 active and 220 pending patents, most of which are related to the broad field of interferometry and its practical application. ZYGO metrology solutions provide process control for surface shape and roughness, which are critical to all of the Company’s markets. Our displacement measurement systems are used extensively in ultra-precise wafer positioning systems for the semiconductor capital equipment industry.

ZYGO’s optical component and systems products, used in both semiconductor and industrial markets, reflect our broad range of capabilities and provide high-end solutions for our customers. The Company’s resources in this business include high-level design services and proprietary manufacturing processes, as well as assembly capabilities and our expertise in interferometric metrology.

In May 2000, we acquired Firefly Technologies, Inc., renamed Zygo TeraOptix, which developed optical components and modules for the telecommunications market. We exited this telecommunications segment of our business in September 2002.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at that address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Form 10-K/A.

MARKETS, PRODUCTS, AND CUSTOMERS

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

Precision Positioning Systems: The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography scanners, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers (DMI) to provide precise feedback to control the position of the silicon wafer. ZYGO’s ZMI 2000™ and ZMI 4000™ precision positioning feedback systems are designed primarily for photolithography scanners. They are also used in a broad range of semiconductor metrology and backend process tools.

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

Technology Development Projects: Lithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation lithography scanners often exceeds the capabilities of commercially available measurement systems. ZYGO’s expertise in optical interferometer technology, and the practical skills needed to apply this technology, makes us well suited to deliver custom solutions to leading photolithography equipment suppliers.

Flat Panel Display (FPD): Flat panel displays first were used in laptop computers and have now grown to be the display of choice for most computer monitors. Large screen televisions are now common and many are based on flat panel display technology. ZYGO is enabling this industry’s growth with ultra high precision measurement solutions to improve flat panel display manufacturing yields. The ZYGO fully automated HS Series systems are an inline process control, yield enhancement tool. The FPD HS tool measures the topography of color filter photo components prior to being combined with the thin-film-transistor panel in the “one drop fill” assembly process. This fully automated system incorporates the latest ZYGO Intellisensor™ optical profiler technology, integrated robotics and motion stages, mini-clean environmental enclosure and factory floor command and control software. The system measures the height and width of key optical components, and predicts the fill volume to increase upstream manufacturing yields.

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

Quanta Display Inc.

Industrial Market

ZYGO’s industrial market covers all areas other than semiconductor. Products for automotive, consumer electronics, and other customers are measurement-based process control and yield enhancement systems. Products for defense and aerospace companies include optical components, optical systems, and measurement-based process control systems.

Industrial Products and Applications

Consumer Electronics

Consumer electronics, including cell phones, digital cameras, DVD and CD players, and optical computer drives, all have significant optical content. Consumer electronic optics, which provide imaging and data storage, are manufactured in quantities in the hundreds of thousands to millions of components per year. These complex miniature optical systems require precise optical testing -- from development to in-line process control -- which our measurement-based process control and yield enhancement systems are designed to perform.

GPI™ and VeriFire™ Systems: The development of new optical systems for any application requires very flexible and easy to use test equipment. The ZYGO GPI™ and VeriFire™ systems are the latest products in an over 30 year old product family that revolutionized optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than 25 mm diameter, and research and development for any application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO’s MetroPro™ data analysis software.

PTI 250™: Consumer electronics typically contain small optics, less than 30 mm diameter. The PTI 250™ is a small bench top optical test system in the tradition of ZYGO’s industry standard GPI™. The system meets the consumer market demand by combining high-quality optics with ZYGO’s MetroPro™ data analysis software.

DVD 400™: BluRay and HD DVD, next generation of systems DVD player and computer memories, use blue light at 405 nm wavelength to increase the amount of data on a DVD disk. ZYGO’s DVD 400™ interferometer is used by the developers of these next generation systems. ZYGO’s DVD 400P™ is our system for the production floor. ZYGO’s 405 nm systems are an enabling technology for the next generation DVD players and computer memories.

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

NewView™ 6200/6300 and Delta Systems: Our high precision metrology equipment is well suited for fuel injector components, which are ground or lapped to tolerances of one-hundred billionths of a meter. ZYGO’s patented “FDA” data acquisition system for the NewView™ optical profiler meets this high-precision measurement requirement. This year, ZYGO introduced the NewView 6200™ and NewView 6300™ for these applications, offering increased speed and better performance at a lower price point. The NewView Delta™ is a production floor packaged system, also targeted to this growing market.

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

Optical System Group: Defense/aerospace optical systems often push the state of the art in optical design and manufacturing technologies. ZYGO’s Optical Systems Group has two locations - one in Costa Mesa, California and the other in Tucson, Arizona. These facilities are focused on designing and manufacturing leading edge optical systems. Key development and manufacturing programs include or have included: Helmet-mounted immersive display for flight training simulation, optical subassemblies for the NIF program, laser surgery beam delivery systems, and custom imaging systems.

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

Competition

The industries in which we participate are intensely competitive and are characterized by price pressure and rapid technological change. Furthermore, these markets are dominated by a few market leaders. We are one of a limited number of companies that develop and market yield-enhancement solutions. Our primary yield enhancement competitors in the semiconductor and industrial markets include Agilent’s Laser Interferometer Positioning Systems Division, Veeco’s Metrology Division, SNU Precision, and Rank Taylor Hobson. The principal factors upon which we compete are performance, flexibility, value, on-time delivery, responsive customer service and support, and breadth of product line.

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

BACKLOG

Backlog at June 30, 2005 was $66.6 million, an increase of $11.7million, or 21%, as compared with $54.9 million at June 30, 2004. The year-end fiscal 2005 backlog consisted of $28.8 million, or 43%, in the semiconductor segment and $37.8 million, or 57%, in the industrial segment. Orders for the fiscal year ended June 30, 2005 totaled $153.1 million and consisted of $74.6million, or 49%, in the semiconductor segment and $78.5 million, or 51%, in the industrial segment.

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

The following table sets forth the percentage of our total sales by region (including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Domestic	34%	29%	30%
Far East:
Japan	43%	53%	54%
Pacific Rim	12%	11%	6%

Total Far East	55%	64%	60%
Europe	11%	7%	10%

Total	100%	100%	100%

Customer service is an essential part of our business since product up time is critical given its effect on our customers’ production efficiency. As of June 30, 2005, our global sales customer support and service organization consisted of over 80 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.zygo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be obtained without charge by contacting Investor Relations, Zygo Corporation, Corporate Headquarters, Laurel Brook Road, Middlefield, Connecticut 06455-1291, phone: 1-860-347-8506. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K/A. In addition, the public may read and copy any materials we file with the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy, and information statements, or other information regarding reports that we file electronically with them at http://www.sec.gov.

EMPLOYEES

At June 30, 2005, we employed 526 people of whom 240 were in manufacturing, 120 were in research and development, 80 were in sales and marketing, and 86 were in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson – age 63 – Chairman, President, and Chief Executive Officer

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

Walter A. Shephard – age 51 – Vice President, Finance, Chief Financial Officer, and Treasurer

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

William H. Bacon – age 55 – Vice President, Corporate Quality and Support Services

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

Douglas J. Eccleston – age 56 – Vice President, Precision Positioning Systems

Mr. Eccelston has served as Vice President, Precision Positioning Systems since March 2003. Previously, from 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

Mr. Eccelston has served as an executive officer of ZYGO since July 2004.

Brian J. Monti – age 49 – Vice President, Worldwide Sales and Marketing

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

David J. Person - age 57 - Vice President, Human Resources

Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Mr. Person has served as an executive officer of ZYGO since September 1998.

Robert A. Smythe - age 53 - Vice President, Marketing

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

Robert J. Stoner – age 42 –Vice President, Metrology and Optical Systems

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

Carl A. Zanoni - age 64 - Senior Vice President, Technology

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

	Square Footage
			Owned / Leased Expiration Date
Operation/Location	Manufacturing	Total

Corporate Headquarters, Eastern Regional Sales Office, and Instrument and Optics Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned

R&D Center
Delray Beach, Florida	4,286	10,323	Leased - 06/30/07

Zygo - Laser Technology (R&D)
Watsonville, California	0	1,452	Leased - 04/14/08

Zygo - Optical Systems
Tucson, Arizona	14,560	22,560	Leased - 08/31/06

Zygo - Optical Systems
Costa Mesa, California	0	13,714	Leased - 10/18/07

Western Regional Sales Office and R&D Center
Sunnyvale, California	0	7,390	Leased - 10/31/08

Office
Franklin, Massachusetts	0	350	Leased - 09/31/05

Zygo PTE Ltd - Sales Office
Singapore	0	1,550	Leased - 12/27/06

Zygo Taiwan
Sales Office	0	3,961	Leased - 12/31/06
Service Office	0	2,772	Leased - 04/30/07

ZygoLOT
Germany	0	3,702	Leased - 10/01/05

Zygo KK
Japan	0	1,775	Leased - 10/31/05

Zygo China
China	0	1,610	Leased - 08/15/06

Zygo Korea
Korea	0	1,507	Leased - 04/12/07

Properties Unoccupied or Leased to Others
Plymouth, Massachusetts	0	6,600	Leased - 05/31/06
Longmont, Colorado	0	28,110	Leased - 05/31/06
Simi Valley, California	0	6,290	Leased - 12/14/05

Total	107,846	267,166

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2005 and 2004.

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

Information required with respect to “Securities Authorized for Issuance Under Equity Compensation Plans” will be included under the caption “Equity Compensation Plan Information” in the proxy statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K/A. The following information has been restated to reflect adjustments to the Form 10-K filed on September 9, 2005 and amended on October 18, 2005 that are further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in note 2, “Restatement of Financial Statements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. The consolidated statement of operations data set forth below for the years ended June 30, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003, 2002, and 2001, which are not included in the consolidated financial statements included in Part II, Item 8, have also been restated.

(Thousands, except for per share and ratio amounts)

	Fiscal Year Ended June 30,

	2005	2004	2003	2002 (1)	2001 (1)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net sales	$141,349	$116,276	$102,221	$80,060	$129,288
Gross profit	$53,290	$42,680	$35,069	$27,245	$61,129
% of sales	38%	37%	34%	34%	47%

Earnings (loss) from continuing operations	$9,350	$4,226	$1,363	$(4,071)	$13,506
% of sales	7%	4%	1%	(5% )	10%
Earnings (loss) per share from continuing operations:
Basic	$0.52	$0.24	$0.08	$(0.23)	$0.88
Diluted	$0.52	$0.23	$0.08	$(0.23)	$0.84

Net earnings (loss)	$8,984	$(3,429)	$(10,782)	$(11,525)	$10,264
Net earnings (loss) per share:
Basic	$0.50	$(0.19)	$(0.61)	$(0.66)	$0.67
Diluted	$0.50	$(0.19)	$(0.61)	$(0.66)	$0.64

Weighted average number of shares:
Basic	17,950	17,802	17,539	17,414	15,398
Diluted	18,140	18,221	17,696	17,414	16,063

Research, development, and engineering	$13,377	$13,011	$12,659	$17,696	$13,518
Capital expenditures	$9,987	$7,585	$5,037	$11,381	$13,902
Depreciation and amortization	$5,880	$5,717	$5,623	$6,098	$3,760

	June 30,

	2005	2004	2003	2002 (1)	2001 (1)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Working capital	$63,379	$58,504	$66,920	$65,936	$88,511
Current ratio	2.3	3.5	3.3	5.2	4.6
Total assets	$190,182	$156,133	$161,546	$169,385	$186,862
Long-term debt (including current portion)	$—	$—	$11,374	$12,211	$12,560
Stockholders’ equity	$141,153	$131,352	$130,403	$140,238	$148,909
Price-earnings ratio	20	N/A	N/A	N/A	35
Number of employees at year-end	526	476	477	537	648
Sales per employee – average	$269	$244	$214	$149	$200
Book value per share	$7.94	$7.85	$7.92	$7.99	$8.48
Market price per share at year-end	$9.80	$11.19	$8.00	$8.05	$22.25

(1)

The selected consolidated financial data for the periods ended June 30, 2002 and 2001 have been reclassified to conform with the fiscal 2005, 2004, and 2003 presentation of the discontinued operations and loss on disposal of our former TeraOptix unit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management’s estimated future usage is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred will exceed total revenues from the contract. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for our products, and technological obsolescence. Significant management judgments must be made when providing for obsolete and excess inventory and losses on contracts. If actual market conditions are different than those projected by management, additional inventory write-downs and loss accruals may be required.

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management’s estimates, revisions to the estimated warranty liability would be required. A one percent change in actual costs would have an impact of approximately $20,000 on our financial condition and results of operations.

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Overall, sales to Canon, our single largest customer, decreased approximately 9% in fiscal 2005 from fiscal 2004, representing 37% of total net sales for fiscal 2005 and 49% for fiscal 2004. We experienced, as expected, a decline in certain product sales to Canon in the third and fourth quarters of fiscal 2005. Despite the $5.4 million decrease in sales to Canon, our revenues grew 22%, reflecting the growth in other areas of our business, primarily the flat panel market and optical systems solutions.

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

Our backlog at June 30, 2005 was $66.6 million, an increase of $11.7 million from June 30, 2004. Orders were $42.4 million in the fourth quarter as we experienced continued strength across our product lines and regions. Industrial orders represented 52% of our fourth quarter orders, led by a large optics order for $6.0 million, which is expected to be shipped in fiscal 2006. Our semiconductor backlog of $28.8 million includes $9.8 million related to future flat panel shipments. Bookings in the first quarter of our fiscal year tend to be lower than the fourth quarter of the previous year and we expect the first quarter of fiscal 2006 to continue that trend.

We discontinued our telecommunications TeraOptix business unit during fiscal 2003. Accordingly, the results of TeraOptix have been presented as a separate line item on the Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. In addition, the “Charges on the disposal of TeraOptix, net of tax”, have been recorded as a separate line item for all periods presented. All continuing operations line items presented exclude TeraOptix results. During fiscal 2004, we recorded impairment charges on our former Westborough telecommunications facility in the second and fourth fiscal quarters. In the second quarter of fiscal 2004, the impairment charge was based on the then current fair value based on an appraisal from an independent third party. During the fourth quarter of fiscal 2004, management changed the marketing of the facility to a general purpose manufacturing facility from clean room space. We received offers on the building during the fourth quarter from two separate independent third parties. Based on the offers, management determined that the fair value of the vacant facility was $2.0 million and an additional impairment charge was recorded. The total impairment charges recorded in fiscal 2004 were $6.4 million, net of tax of $3.4 million. In fiscal 2005, we recorded an additional impairment charge and adjustments of $0.1 million, net of tax of $43,000, to reflect the fair value based on final negotiations of a pending sale. The sale of the facility was completed in March 2005 for $1.9 million, net of selling expenses.

Restatement

We are restating our consolidated financial statements for fiscal years 2005, 2004, and 2003 included in this Form 10-K/A for corrections in the accounting of intercompany transactions from certain of our foreign operations. Our restated consolidated financial statements included in this Form 10-K/A also include disclosure of restated unaudited quarterly results for fiscal 2005 and 2004. The corrections are the result of our failure to eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through fiscal 2005. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements. The fiscal 2002 and 2001 adjustments were insignificant and will be corrected through a prior period adjustment to retained earnings and currency translation effects in the accumulated other comprehensive income balance of the stockholders’ equity section of the balance sheet as of July 1, 2002. The fiscal 2003 adjustments will reduce, from previously filed results, revenues by $0.4 million from

$102.6 million; earnings from continuing operations by $0.2 million (net of income tax effects and certain other minor adjustments) from $1.4 million; and earnings per share from continuing operations by $0.01 from $0.09. Net loss per share, after discontinued operations, increased by $0.01 from $0.60. The fiscal 2004 adjustments will reduce, from previously filed results, revenues by $0.4 million from $116.6 million; earnings from continuing operations by $20,000 (net of income tax effects and certain other minor adjustments) from $4.2 million; and will have no effect on earnings per share from continuing operations or net loss per share. The fiscal 2005 adjustments will reduce, from previously filed results, revenues by $0.8 million from $142.2 million; earnings from continuing operations by $0.8 million (net of income tax effects and certain other minor adjustments) from $10.2 million; earnings per share from continuing operations by $0.04 from $0.56; and net income per share by $0.04 from $0.54.

The restated financial statements do not affect the Company’s business outlook for future fiscal periods, nor impact the Company’s cash position or future cash flows from operations.

Fiscal 2005 Compared with Fiscal 2004

Net sales of $141.3 million for fiscal 2005 increased by $25.0 million, or 22%, from the comparable prior year period sales of $116.3 million. Net sales by segment and geographic regions follows:

Net Sales By Segment and Geographic Regions

(In millions)	Twelve Months Ended

	June 30, 2005	Net Sales %	June 30, 2004	Net Sales %

	(Restated)	(Restated)	(Restated)	(Restated)
Segment
Semiconductor	$79.0	56%	$66.8	57%
Industrial	62.3	44%	49.5	43%

Total	141.3	100%	116.3	100%

Geographic
Domestic	48.0	34%	33.9	29%
Europe	15.0	11%	8.4	7%
Japan	61.1	43%	61.1	53%
Pacific Rim	17.2	12%	12.9	11%

Total	$141.3	100%	$116.3	100%

For fiscal 2005, net sales in the semiconductor segment were $79.0 million, or 56% of total net sales, as compared with $66.8 million, or 57%, in the prior year period. The increase in net sales of $12.2 million within the semiconductor segment was primarily due to an increase in net sales to the Pacific Rim of $5.3 million primarily driven by flat panel sales of $3.3 million and increased metrology volume from China and Taiwan. In addition, sales in Europe increased $5.8 million, primarily due to optics sales. Net sales for fiscal 2005 and 2004 included $15.6 million and $16.1 million, respectively, from development services agreements. In fiscal 2005 we signed two development agreement amendments with Canon Inc. for additional add-on work to our existing development agreement originally executed in fiscal 2003. In February 2005, we also signed a new development agreement with Canon Inc. These new contracts totaled approximately $41.0 million of which $14.2 million was recognized as revenue in the current year. It is expected that the remaining revenue will be recognized during fiscal 2006 and the first half of fiscal 2007.

For fiscal 2005, net sales in the industrial segment were $62.3 million, or 44% of total net sales, as compared with $49.5 million, or 43%, in the prior year period. The increase in net sales of $12.8 million within the industrial segment was primarily due to an increase in domestic sales of $12.3 million and Europe sales of $0.8 million. The increase in domestic sales was primarily due to increases in the optical assembly manufacturing unit of $10.3 million for laser eye surgery systems, increased engineering services, and optics services for NIF. Increased sales in Europe was primarily related to an increase in automotive related sales.

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

Gross profit for fiscal 2005 totaled $53.3 million, an increase of $10.6 million, or 25%, from $42.7 million in the prior fiscal year. Gross profit as a percentage of sales for fiscal 2005 and 2004 was 38% and 37%, respectively. The increased margin was primarily due to product mix with increases in sales on higher margin products and increased margins on the development services revenue, in which the newer contracts carry a slightly higher margin than did the original agreement.

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

Our operating profit in fiscal 2005 was $15.0 million, as compared with an operating profit of $5.1 million in fiscal 2004. Operating profit as a percentage of sales in fiscal 2005 was 11%, as compared with the operating profit as a percentage of sales of 4% in fiscal 2004.

The income tax expense from continuing operations in fiscal 2005 totaled $5.7 million, or 36% of pretax profits, which compares with an income tax expense of $1.7 million, or 27% of pretax profits, in fiscal 2004. The increase in the tax rate was primarily due to the diminished effect of certain tax credits on a higher income base and more income associated with higher tax jurisdictions. The overall effective tax rate, including the tax effect of the discontinued operations, for fiscal 2005 was 35%, as compared with an income tax benefit of 42% in fiscal 2004.

We recorded net earnings of $9.0 million for fiscal 2005 as compared with a net loss of $3.4 million for fiscal 2004. On a diluted per share basis, the net income was $0.50 per share for fiscal 2005 as compared with a net loss of $0.19 per share for fiscal 2004. The net earnings for fiscal 2005 included losses of $0.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $0.1 million, net of tax, related to the disposal of our discontinued TeraOptix unit. The charge related to the disposal of our discontinued TeraOptix unit was primarily due to the sale of our vacant facility in Westborough, Massachusetts in the third quarter of fiscal 2005. The net loss for fiscal 2004 included losses of $1.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $6.4 million, net of tax, related to the disposal of our discontinued TeraOptix unit reflecting changes in the fair value of the Westborough facility. The earnings from continuing operations for fiscal 2005 was $9.4 million, or $0.50 per diluted share, as compared with earnings from continuing operations of $4.2 million, or $0.23 per diluted share, for fiscal 2004.

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

Fiscal 2004 Compared with Fiscal 2003

Net sales of $116.3 million for fiscal 2004 increased by $14.1 million, or 14%, from the comparable prior year period sales of $102.2 million. Net sales for fiscal 2004 included $16.1 million from development services agreements, as compared with $18.8 million in the prior fiscal year. The first developmental services agreement is expected to be substantially completed in the second quarter of fiscal 2005 with minimal finishing work through the third quarter. We have signed an additional agreement letter that has allowed us to begin a new development project with the expectation that a follow-on contract will be signed by the fall of this year. For fiscal 2004, net sales in the semiconductor segment were $66.8 million, or 57% of total net sales, as compared with $58.9 million, or 58%, in the prior year period and net sales in the industrial segment were $49.5 million, or 43% of total net sales, as compared with $43.3 million, or 42%, in the prior year period. The increase in net sales in the semiconductor segment was primarily due to general increases in the number of products sold across most product categories. The sales of flat panel systems also contributed to the increase. The industrial sector showed strong sales, particularly large aperture metrology shipments to the defense and aerospace sectors.

Sales to the Americas, primarily the United States, amounted to $33.9 million in fiscal 2004, an increase of $2.8 million, or 9%, from fiscal 2003 levels of $31.1 million. Sales to Japan during fiscal 2004 amounted to $61.1 million, an increase of $6.4 million, or 12%, from fiscal 2003 sales levels, primarily due to an increase in orders from Canon, Inc. Sales to Europe/Other, primarily Europe, amounted to $8.4 million, a decrease of $1.9 million, or 18%, from fiscal 2003. Sales to the Pacific Rim, excluding Japan, amounted to $12.8 million, an increase of $6.7 million, or 110%, from 2003 sales levels, primarily due to an increase in flat panel and large aperture sales.

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

Gross profit for fiscal 2004 totaled $42.7 million, an increase of $7.6 million, or 22%, from $35.1 million in the prior fiscal year. Gross profit as a percentage of sales for fiscal 2004 and 2003 was 37% and 34%, respectively. Gross profit for fiscal 2004 included $3.5 million from the development services agreements, as compared with $3.8 million for fiscal 2003. The increased margin was primarily due to product mix with increases in sales on higher margin products and a decrease in the development services revenue, which carry a lower margin as a percentage of total revenues.

Selling, general, and administrative expenses (“SG&A”) in fiscal 2004 amounted to $24.6 million, an increase of $3.8 million, or 19%, from fiscal 2003. SG&A as a percentage of net sales in fiscal 2004 was 21%, as compared with 20% in fiscal 2003. The increase in SG&A for fiscal 2004 is primarily related to increases in various personnel costs including incentive programs, and external commissions.

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

Our operating profit in fiscal 2004 was $5.1 million, as compared with an operating profit of $1.6 million in fiscal 2003. Operating profit as a percentage of sales in fiscal 2004 was 4%, as compared with the operating profit as a percentage of sales of 2% in fiscal 2003.

The income tax expense from continuing operations in fiscal 2004 totaled $1.7 million, or 27% of pretax profits, which compares with an income tax expense of $0.3 million, or 16% of pretax profits in fiscal 2003. The effective tax rates for fiscal 2004 and 2003 relate primarily to large R&D credits being applied to low pretax profits from continuing operations. The overall effective tax rate, including the tax effect of the discontinued operations, for fiscal years 2004 and 2003 was an income tax benefit of 42% and 38%, respectively.

We recorded a net loss of $3.4 million for fiscal 2004 as compared with a net loss of $10.8 million for fiscal 2003. On a diluted per share basis, the net loss was $0.19 per share for fiscal 2004 as compared with a net loss of $0.61 per share for fiscal 2003. The net loss for fiscal 2004 includes losses of $1.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $6.4 million, net of tax, related to the disposal of our discontinued TeraOptix unit. The charge related to the disposal of our discontinued TeraOptix unit was primarily due to the downward adjustments in our second and fourth fiscal quarters of 2004 in the fair market value of our vacant facility in Westborough, Massachusetts. The fourth quarter charge represents our decision to market the property as general manufacturing space in contrast to marketing the property with clean room laboratory space. The net loss for fiscal 2003 includes losses of $2.5 million related to the operations of our discontinued TeraOptix unit and charges of $9.7 million related to the disposal of our discontinued TeraOptix unit. The earnings from continuing operations for fiscal 2004 was $4.2 million, or $0.23 per diluted share, as compared with earnings from continuing operations of $1.4 million, or $0.08 per diluted share, for fiscal 2003.

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

RELATED PARTY TRANSACTIONS

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $51.9 million (37% of net sales), $57.3 million (49% of net sales), and $52.8 million (52% of net sales), for the years ended June 30, 2005, 2004, and 2003, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms customarily given to distributors. Revenues generated from a development contract with Canon are recorded on a cost-plus basis. At June 30, 2005 and 2004, there was approximately, in the aggregate, $4.0 million and $10.9 million, respectively, of trade accounts receivable from Canon.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the twelve months ended June 30, 2005, we recognized revenue of $15.6 million for the original contract and subsequent add–on work compared with $16.1 million for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, working capital was $63.4 million, an increase of $4.9 million from the $58.5 million at June 30, 2004. We maintained cash, cash equivalents, and marketable securities at June 30, 2005 totaling$56.9million. This represents an increase of $22.5million from June 30, 2004. The increase in cash was primarily attributable to progress payments from the developmental services agreement and cash generated from our operating results. The increase in cash was partially offset by an increase in inventory and capital expenditures. This increase in inventory was primarily attributable to an increase in metrology inventory for flat panel display systems and to other product lines to support the backlog.

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

Customer Concentration; Relationship with Canon

During fiscal 2005, 2004, and 2003, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, “Canon”), our largest customer in those periods, accounted for 37%, 49%, and 52% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant percentage of our net sales for the foreseeable future. Canon is an original investor in our company, the owner at June 30, 2005 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

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

Risks Associated with Acquisitions

Our growth strategy includes expanding our products and services, and we may seek acquisitions to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

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

Quarterly Fluctuations

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as: the effect of our acquisitions and consequent integration; budgeting cycles of our customers; the size, timing, and recognition of revenue from significant orders; increased competition; our ability to develop innovative products; the timing of new product releases by us or our competitors; market acceptance of our products; changes in our and our competitors’ pricing policies; changes in operating expenses and personnel changes; changes in our business strategy; and general economic factors.

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

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins may be negatively impacted and we may have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer’s requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be adversely affected. Our long sales cycles also may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

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

We commit significant financial and personnel resources on a continuous basis to redesign and enhance our instruments, systems, and components and upgrade our proprietary software technology incorporated in our products. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business and impact our close relationships with customers. This could have an impact on customers’ willingness to share proprietary information about their requirements and participate in collaborative efforts with us. There can be no assurance that our customers will continue to provide us with timely access to such information, that we will be successful in developing and marketing new products and services or product and service enhancements on a timely basis, or respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services or product enhancements, if any, which we developed will achieve market acceptance.

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

Fair value of investments as of June 30, 2005 maturing in:
(Dollars in millions)

	2006	2007	2008	2009

Cash equivalents
Fixed rate investments	$1.4	$—	$—	$—
Weighted average interest rate	3.0%	—	—	—

Marketable securities
Fixed rate investments	$17.2	$8.3	$8.3	$2.0
Weighted average interest rate	3.3%	3.2%	3.8%	4.1%

Exchange Rate Sensitivity

Approximately 82% of our fiscal 2005 sales were in U.S. dollars. At June 30, 2005, our backlog included orders in U.S. dollars of $57.3million, or 86%of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales which are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

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

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this Item begin on Page F-1 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on March 29, 2006 and as described in our Explanatory Note to this Form 10-K/A and note 2 to our accompanying consolidated financial statements, in connection with conducting an internal review of our tax return, we determined that inadvertent accounting errors were made in the consolidation of our intercompany revenues from certain of our foreign operations. The errors are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of June 30, 2005 and for the year ended June 30, 2005. The consolidated financial statements for fiscal 2003 and 2004 included in this Form 10-K/A are also being restated. Our restated consolidated financial statements also include disclosure of restated quarterly results for fiscal 2005 and 2004.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” We have determined that the material weakness was that we did not maintain adequate policies and procedures to ensure that intercompany accounts were properly reconciled and intercompany transactions were properly identified and eliminated in the consolidation process.

We carried out a re-evaluation, as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this re-evaluation and in light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

In response to this material weakness, management performed additional analyses and other post-closing procedures to ensure our restated consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the restated consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Restated)

Management of Zygo Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005, management concluded that the Company’s internal control over financial reporting as of June 30, 2005 was effective based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, on March 29, 2006, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting and identified the following material weakness in internal control over financial reporting as of June 30, 2005:

•

The Company did not have effective policies and procedures to ensure that intercompany accounts were properly reconciled and intercompany transactions were properly identified and eliminated. Specifically, insufficient technical resources were assigned to monitor inter-company accounts, and the Company had insufficient supervision and review of the consolidation process. As a result of this material weakness, previously issued consolidated financial statements contained material errors. The Company’s annual consolidated financial statements for fiscal 2003, 2004, and 2005 have been restated.

As a result of the aforementioned material weakness in internal control over financial reporting, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, or PCAOB), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our restated assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their auditors’ report which is included in Item 8 of this Form 10-K/A.

c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Material Weakness

During the period from April to May 2006, we implemented remedial measures to address the identified material weakness. We improved procedures related to the recording and reporting of our inter-company transactions, including dedicating additional resources to our consolidation processes and the procedures and controls surrounding the consolidation process, and increased review and approval controls by senior financial personnel over the personnel that perform the consolidation. These improved procedures included ensuring that the inter-company activity is properly identified and eliminated in consolidation.

Zygo Corporation
June 20, 2006	By:	/s/ J. Bruce Robinson

J. Bruce Robinson
Chairman, President and Chief Executive Officer

June 20, 2006	By:	/s/ Walter A. Shephard

Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information concerning executive officers which is set forth in Part I of this Annual Report,information required by this item will be included under the captions “Election of Board of Directors”, “Committees of the Board of Directors”, and “Other Agreements and Other Matters” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules:

An index to the financial statements and financial statement schedules filed is located on page F-1.

	3.	EXHIBITS

	3.(i)	Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993)*

	3.(ii)	Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

	3.(iii)	By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter “Registration No. 2-87253”)*

	10.1	Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253)*

	10.2	Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

	10.3	Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company’s Annual Report on Form 10-K405 for its year ended June 30, 1995)*

10.4

Canon/ZYGO Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc. regarding confidential technical information received from each other (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for its year ended June 30, 1991)*

	10.5	Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993)*

10.6

Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company’s Stockholders on November 19, 1992 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993)*

10.7

Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1994 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

	10.8	Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson (Exhibit 10.34 to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

10.9

Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1999 (Exhibit to the Company’s Definitive Proxy Statement for its year ended June 30, 1999)*

	10.10	Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti (Exhibit 10.22 to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 2000)*

10.11

Acquisition Agreement dated May 5, 2000, by and among Zygo Corporation, Firefly Technologies Inc., and the Shareholders of Firefly Technologies Inc. (Company’s Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

10.12

Employment agreement dated May 5, 2000, between Zygo Corporation and Patrick Tan (Exhibit 10.01(e)(2) to the Company’s Current Reports on Form 8-K dated May 8, 2000 and on Form 8-KA dated June 30, 2000)*

10.13

Promissory Note to the amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.26 to the Company’s Annual Report on Form 10K 405 for its year ended June 30, 2001)*

10.14	Amended and restated credit agreement dated May 14, 2001, between Zygo Corporation and Fleet National Bank (Exhibit 10.21 to the Company’s Annual Report on Form 10K for its year ended June 30, 2002)*

10.15

Amended and restated credit agreement dated November 22, 2001 between Zygo Corporation and Fleet National Bank (Exhibit 10.22 to the Company’s Annual Report on Form 10K for its year ended June 30, 2002)*

10.16	Amended and restated credit agreement dated June 26, 2002 between Zygo Corporation and Fleet National Bank (Exhibit 10.23 to the Company’s Annual Report on Form 10K for its year ended June 30, 2002)*

10.17

Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January14, 2002 (Exhibit 10.25 to the Company’s Annual Report on Form 10K for its year ended June 30, 2002)*

10.18	Development Agreement dated September 11, 2002, between Zygo Corporation and Canon, Inc. (Exhibit 99.2 to the Company’s Current Reports on Form 8-K dated September 17, 2002)*

10.19

Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company’s Current Reports on Form 8-K dated October 22, 2002)*

10.20

Master Reaffirmation and Amendment No. 3 to Loan Documents dated November 21, 2002, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 27, 2002)*

10.21

Master Reaffirmation and Amendment No. 4 to Loan Documents dated December 18, 2003, between Fleet National Bank and Zygo Corporation. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 26, 2003)*

10.22	Offer Letter dated February 10, 2004 between Zygo Corporation and Walter Shephard. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for its year ended June 30, 2004)*

10.23

Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2004)*

10.24

Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.25	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

14.1	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004)*

21.	Subsidiaries of Registrant

23.	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer

Exhibit numbers 10.3, 10.6, 10.7, 10.8, 10.9, 10.10, 10.12, and 10.22, are management contracts, compensatory plans or arrangements.

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION

Registrant

By	/s/ Walter A. Shephard	Date	June 26, 2006

Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Know all persons by these presents, that each person whose signature appears below constitutes and appoints J. Bruce Robinson and Walter A. Shephard, jointly and severally, his attorneys-in-fact, each with the power of substitution, for each of them in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney’s-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Bruce Robinson	Chairman, President, and Chief	June 26, 2006
Executive Officer
J. Bruce Robinson

/s/ Walter A. Shephard	Vice President, Finance, Chief	June 26, 2006
Financial Officer, and Treasurer
Walter A. Shephard

/s/ Carl A. Zanoni	Senior Vice President, Technology	June 26, 2006
and Director
Carl A. Zanoni

/s/ Eugene G. Banucci	Director	June 26, 2006

(Eugene G. Banucci)

/s/ Youssef A. El-Mansy	Director	June 26, 2006

(Youssef A. El-Mansy)

/s/ Paul F. Forman	Director	June 26, 2006

(Paul F. Forman)

/s/ Samuel H. Fuller	Director	June 26, 2006

(Samuel H. Fuller)

/s/ Seymour E. Liebman	Director	June 26, 2006

(Seymour E. Liebman)

/s/ Robert G. McKelvey	Director	June 26, 2006

(Robert G. McKelvey)

/s/ Robert B. Taylor	Director	June 26, 2006

(Robert B. Taylor)

/s/ Carol P. Wallace	Director	June 26, 2006

(Carol P. Wallace)

/s/ Bruce W. Worster	Director	June 26, 2006

(Bruce W. Worster)

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Financial Statements and Schedule

Page

F-2 to F3	Reports of Independent Registered Public Accounting Firm

F-5	Consolidated balance sheets at June 30, 2005 and 2004

F-6	Consolidated statements of operations for the years ended June 30, 2005, 2004, and 2003

F-7	Consolidated statements of stockholders’ equity for the years ended June 30, 2005, 2004, and 2003

F-8	Consolidated statements of cash flows for the years ended June 30, 2005, 2004, and 2003

F-9 to F-29	Notes to consolidated financial statements

Consolidated Schedule

S-1	Report of Independent Registered Public Accounting Firm on Schedule II

S-2	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of June 30, 2005 and 2004 and for each of the years in the three-year period ended June 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zygo Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005, except as to the third, fourth, and fifth paragraphs of Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Restated), which are as of June 20, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of June 30, 2005.

/s/ KPMG LLP

Stamford, Connecticut
September 7, 2005, except as to note 2 to the consolidated financial statements which is as of June 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Restated) under Item 9A(b), that Zygo Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zygo Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment as of June 30, 2005:

The Company did not have effective policies and procedures to ensure that intercompany accounts were properly reconciled and intercompany transactions were properly identified and eliminated. Specifically, insufficient technical resources were assigned to monitor inter-company accounts, and the Company had insufficient supervision and review of the consolidation process. As a result of this material weakness, previously issued consolidated financial statements contained material errors. The Company’s annual consolidated financial statements for fiscal 2003, 2004, and 2005 have been restated.

As stated in the fourth paragraph of Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Restated), management’s assessment of the effectiveness of Zygo Corporation’s internal control over financial reporting has been restated to reflect the aforementioned material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated), and this report does not affect our report dated September 7, 2005, except as to note 2 to the consolidated financial statements which is as of June 20, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that Zygo Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zygo Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
September 7, 2005, except as to the third, fourth, and fifth paragraphs of Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Restated), which are as of June 20, 2006

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

	June 30, 2005	June 30, 2004

	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$20,949	$9,162
Marketable securities (note 4)	17,242	16,728
Receivables, net of allowance for doubtful accounts of $663 and $707, respectively (notes 5 and 19)	28,124	26,337
Inventories (note 6)	33,727	21,547
Prepaid expenses	2,126	1,901
Deferred income taxes (note 17)	8,895	3,999
Assets from discontinued unit held for sale (notes 3 and 11)	—	2,012

Total current assets	111,063	81,686

Marketable securities (note 4)	18,711	8,503
Property, plant, and equipment, net (note 7)	31,420	27,433
Deferred income taxes (note 17)	22,333	32,434
Intangible assets, net (note 8)	5,638	4,999
Other assets	1,017	1,078

Total assets	$190,182	$156,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,510	$10,384
Accrued progress payments (note 19)	21,713	577
Accrued salaries and wages	6,220	5,794
Other accrued expenses (note 10)	4,731	4,389
Income taxes payable	1,510	2,038

Total current liabilities	47,684	23,182

Other long-term liabilities	96	350
Minority interest	1,249	1,249

Total liabilities	49,029	24,781

Commitments (notes 10 and 12)

Stockholders’ equity (notes 14, 15, and 16):
Common stock, $.10 par value per share: 40,000,000 shares authorized; 18,423,026 shares issued (18,332,933 in 2004); 17,975,821 shares outstanding (17,885,728 in 2004)	1,842	1,833
Additional paid-in capital	142,111	141,151
Retained earnings (deficit)	2,567	(6,417)
Accumulated other comprehensive income (loss):
Currency translation effects	(112)	10
Net unrealized gain on marketable securities (note 4)	32	62

	146,440	136,639
Less treasury stock, at cost; 447,205 common shares	5,287	5,287

Total stockholders’ equity	141,153	131,352

Total liabilities and stockholders’ equity	$190,182	$156,133

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Net sales (note 18)
Products	$125,732	$100,219	$83,442
Development services	15,617	16,057	18,779

	141,349	116,276	102,221

Cost of goods sold
Products	76,921	61,063	52,222
Development services	11,138	12,533	14,930

	88,059	73,596	67,152

Gross profit	53,290	42,680	35,069

Selling, general, and administrative expenses	24,905	24,595	20,803
Research, development and engineering expenses	13,377	13,011	12,659

Operating profit	15,008	5,074	1,607

Other income (expense):
Interest income	885	795	943
Miscellaneous income (expense), net	(98)	352	(408)

Total other income	787	1,147	535

Earnings from continuing operations before income taxes and minority interest	15,795	6,221	2,142

Income tax expense (note 17)	(5,694)	(1,660)	(333)
Minority interest	(751)	(335)	(446)

Earnings from continuing operations	9,350	4,226	1,363

Discontinued TeraOptix operations, net of tax (notes 3 and 11)	(242)	(1,263)	(2,493)
Charges related to the disposal of TeraOptix,
net of tax (notes 3 and 11)	(124)	(6,392)	(9,652)

Loss from discontinued operations	(366)	(7,655)	(12,145)

Net earnings (loss)	$8,984	$(3,429)	$(10,782)

Basic - Earnings (loss) per share:
Continuing operations	$0.52	$0.24	$0.08
Discontinued operations	(0.02)	(0.43)	(0.69)

Net earnings (loss)	$0.50	$(0.19)	$(0.61)

Diluted - Earnings (loss) per share:
Continuing operations	$0.52	$0.23	$0.08
Discontinued operations	(0.02)	(0.42)	(0.69)

Net earnings (loss)	$0.50	$(0.19)	$(0.61)

Weighted average number of shares:
Basic	17,950	17,802	17,539

Diluted	18,140	18,221	17,696

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands of dollars)

	Total	Comp. Income (Loss)	Retained Earnings (Deficit)	Accum. Other Comp. Income (Loss)	Common Stock	Treasury Stock	Paid-In Capital

Balance at June 30, 2002 (As previously reported)	$140,005		$7,981	$(1,868)	$1,789	$(5,287)	$137,390
Restatement adjustment	233		(187)	420

Balance at June 30, 2002 (As restated, see Note 2)	140,238		7,794	(1,448)	1,789	(5,287)	137,390
Comprehensive income (loss):
Net loss (restated)	(10,782)	(10,782)	(10,782)

Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	120	120
Unrealized loss on swap agreement	(399)	(399)
Foreign currency translation effect (restated)	268	268

Other comprehensive loss		(11)		(11)

Comprehensive loss (restated)		(10,793)

Non-cash compensation charges related to stock options	70						70
Employee stock purchase	731				12		719
Exercise of employee stock options and related tax effect	157				3		154

Balance at June 30, 2003 (Restated, see Note 2)	130,403		(2,988)	(1,459)	1,804	(5,287)	138,333
Comprehensive income (loss):
Net loss (restated)	(3,429)	(3,429)	(3,429)

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	(74)	(74)
Reclassification adjustment for loss on swap agreement included in net loss	914	914
Foreign currency translation effect (restated)	691	691

Other comprehensive income		1,531		1,531

Comprehensive loss (restated)		(1,898)

Non-cash compensation charges related to stock options	269						269
Tax benefit for deductible expenses charged to equity	474						474
Employee stock purchase	578				9		569
Exercise of employee stock options and related tax effect	1,526				20		1,506

Balance at June 30, 2004 (Restated, see Note 2)	131,352		(6,417)	72	1,833	(5,287)	141,151

Comprehensive income (loss):
Net earnings (restated)	8,984	8,984	8,984

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	(30)	(30)
Foreign currency translation effect (restated)	(122)	(122)

Other comprehensive loss		(152)		(152)

Comprehensive income (restated)		8,832

Non-cash compensation charges related to stock options	76						76
Employee stock purchase	667				7		660
Exercise of employee stock options and related tax effect	226				2		224

Balance at June 30, 2005 (Restated, see Note 2)	$141,153		$2,567	$(80)	$1,842	$(5,287)	$142,111

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Cash provided by (used for) operating activities:
Net earnings (loss)	$8,984	$(3,429)	$(10,782)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Loss from discontinued operations	366	7,655	12,145
Depreciation and amortization	5,880	5,717	5,623
Loss on disposal and impairment of assets	209	525	489
Deferred income taxes	5,333	(436)	(530)
Other non-cash items	97	191	70
Changes in operating accounts:
Receivables	(1,630)	(13,401)	7,528
Inventories	(11,650)	(2,796)	4,353
Prepaid expenses	(202)	(122)	(367)
Accounts payable, accrued expenses, and taxes payable	24,109	7,513	3,239
Minority interest	751	335	447

Net cash provided by continuing operations	32,247	1,752	22,215
Net cash used for discontinued operations	(423)	(1,944)	(4,607)

Net cash provided by (used for) operating activities	31,824	(192)	17,608

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(9,987)	(7,585)	(5,037)
Purchase of marketable securities	(28,389)	(25,433)	(66,317)
Additions to intangibles and other assets	(1,332)	(1,138)	(957)
Restricted cash with interest from sale of Automation Systems Group	—	—	1,225
Proceeds from the sale of marketable securities and other assets	55	1,001	—
Proceeds from maturity of marketable securities	17,556	40,025	51,150

Net cash provided by (used for) continuing operations	(22,097)	6,870	(19,936)
Net cash provided by discontinued operations	1,918	80	2,841

Net cash provided by (used for) investing activities	(20,179)	6,950	(17,095)

Cash provided by (used for) financing activities:
Dividend payments to minority interest	(751)	(235)	(268)
Employee stock purchase	667	578	731
Exercise of employee stock options	226	1,526	157

Net cash provided by continuing operations	142	1,869	620
Net cash used for discontinued operations	—	(11,374)	(837)

Net cash provided by (used for) financing activities	142	(9,505)	(217)

Net increase (decrease) in cash and cash equivalents	11,787	(2,747)	296
Cash and cash equivalents, beginning of year	9,162	11,909	11,613

Cash and cash equivalents, end of year	$20,949	$9,162	$11,909

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

Marketable Securities

We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist primarily of corporate bonds, government agency securities, and tax-exempt bonds. All securities held by us at June 30, 2005 and 2004, were classified as held to maturity and recorded at cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

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

If such circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Stock Based Compensation

We have three stock-based compensation plans, which are described in note 15. We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Since all options were granted with an exercise price equal to the fair market value on the date of grant, no compensation cost has been recognized for our fixed option plans. Pro forma information regarding net earnings (loss) and net earnings (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires that the information be determined as if we had accounted for our stock options granted in fiscal years beginning after December 15, 1994 under the fair value method of the statement.

The fair value of options at date of grant was estimated using the Black-Scholes model. Our pro forma information is as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003

	(Restated)	(Restated)	(Restated)

Net earnings (loss), as reported	$8,984	$(3,429)	$(10,782)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,519)	(5,786)	(5,209)

Pro forma net earnings (loss)	$6,465	$(9,215)	$(15,991)

Net earnings (loss) per share
Basic - as reported	$0.50	$(0.19)	$(0.61)

Basic - pro forma	$0.36	$(0.52)	$(0.91)

Diluted - as reported	$0.50	$(0.19)	$(0.61)

Diluted - pro forma	$0.36	$(0.51)	$(0.90)

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

The FASB issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSP’s were effective as of December 21, 2004 and have no material effect on our consolidated financial position and results of operations.

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

NOTE 2: RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our consolidated financial statements for fiscal years 2005, 2004, and 2003 in this Form 10-K/A for corrections in the accounting of intercompany transactions from certain of our foreign operations. In addition, certain disclosures in notes 1, 5, 17, and 18 to the consolidated financial statements contained in this report are being restated to reflect the corrections. Our restated consolidated financial statements included in this Form 10-K/A also include disclosure of restated unaudited quarterly results for fiscal 2005 and 2004 in note 21. The corrections are a result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements. The fiscal 2002 and 2001 adjustments were insignificant and were corrected through an adjustment to retained earnings and currency translation effects in the accumulated other comprehensive income balance of the stockholders’ equity section of the balance sheet as of July 1, 2002.

The impact of the corrections on the consolidated balance sheets and consolidated statements of operations is shown in the accompanying tables. Balance sheet adjustments for June 30, 2005 and 2004 primarily represent adjustments to retained earnings and currency translation effects to correct the balance sheets for overstating revenues and failing to properly eliminate intercompany revenues resulting in an improper entry to currency translation effects. In addition, deferred taxes were adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. The balance sheets also reflect minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were individually significant. Adjustments to the statement of operations for fiscal years ended June 30, 2005, 2004, and 2003 primarily represent adjustments to sales to correct the overstatement of revenues and failing to properly eliminate intercompany revenues. Income tax expense was adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. In addition, the statements of operations reflect minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which was significant individually or in the aggregate.

The following table presents the effect of the Restatement on the consolidated balance sheet at June 30, 2005:

	As previously reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$20,949	$—	$20,949
Marketable securities	17,242	—	17,242
Receivables, net of allowance for doubtful accounts of $663	28,125	(1)	28,124
Inventories	33,727	—	33,727
Prepaid expenses	2,140	(14)	2,126
Deferred income taxes	8,895	—	8,895
Assets from discontinued unit held for sale	—	—	—

Total current assets	111,078	(15)	111,063

Marketable securities	18,711	—	18,711
Property, plant, and equipment, net	31,420	—	31,420
Deferred income taxes	21,476	857	22,333
Intangible assets, net	5,638	—	5,638
Other assets	1,017	—	1,017

Total assets	$189,340	$842	$190,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,510	$—	$13,510
Accrued progress payments	21,846	(133)	21,713
Accrued salaries and wages	6,220	—	6,220
Other accrued expenses	4,738	(7)	4,731
Income taxes payable	1,510	—	1,510

Total current liabilities	47,824	(140)	47,684

Other long-term liabilities	96	—	96
Minority interest	1,249	—	1,249

Total liabilities	49,169	(140)	49,029

Commitments

Stockholders’ equity:
Common stock, $.10 par value per share:	1,842	—	1,842
Additional paid-in capital	142,111	—	142,111
Retained earnings	3,814	(1,247)	2,567
Accumulated other comprehensive income (loss):
Currency translation effects	(2,341)	2,229	(112)
Net unrealized gain on marketable securities	32	—	32

	145,458	982	146,440
Less treasury stock, at cost; 447,205 common shares	5,287	—	5,287

Total stockholders’ equity	140,171	982	141,153

Total liabilities and stockholders’ equity	$189,340	$842	$190,182

The following table presents the effect of the Restatement on the consolidated balance sheet at June 30, 2004:

	As previously reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$9,162	$—	$9,162
Marketable securities	16,728	—	16,728
Receivables, net of allowance for doubtful accounts of $707	26,338	(1)	26,337
Inventories	21,547	—	21,547
Prepaid expenses	1,915	(14)	1,901
Deferred income taxes	3,999	—	3,999
Assets from discontinued unit held for sale	2,012	—	2,012

Total current assets	81,701	(15)	81,686

Marketable securities	8,503	—	8,503
Property, plant, and equipment, net	27,433	—	27,433
Deferred income taxes	31,738	696	32,434
Intangible assets, net	4,999	—	4,999
Other assets	1,078	—	1,078

Total assets	$155,452	$681	$156,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,384	$—	$10,384
Accrued progress payments	615	(38)	577
Accrued salaries and wages	5,794	—	5,794
Other accrued expenses	4,389	—	4,389
Income taxes payable	2,038	—	2,038

Total current liabilities	23,220	(38)	23,182

Other long-term liabilities	350	—	350
Minority interest	1,238	11	1,249

Total liabilities	24,808	(27)	24,781

Commitments

Stockholders’ equity:
Common stock, $.10 par value per share:	1,833	—	1,833
Additional paid-in capital	141,151	—	141,151
Accumulated deficit	(5,996)	(421)	(6,417)
Accumulated other comprehensive income income (loss):
Currency translation effects	(1,119)	1,129	10
Net unrealized gain on marketable securities	62	—	62

	135,931	708	136,639
Less treasury stock, at cost; 447,205 common shares	5,287	—	5,287

Total stockholders’ equity	130,644	708	131,352

Total liabilities and stockholders’ equity	$155,452	$681	$156,133

The following table presents the effect of the Restatement on the fiscal 2005 consolidated statement of operations:

	As previously reported	Adjustments	As Restated

Net sales
Products	$126,550	$(818)	$125,732
Development services	15,617	—	15,617

	142,167	(818)	141,349

Cost of goods sold
Products	76,882	39	76,921
Development services	11,138	—	11,138

	88,020	39	88,059

Gross profit	54,147	(857)	53,290

Selling, general, and administrative expenses	24,862	43	24,905
Research, development and engineering expenses	13,377	—	13,377

Operating profit	15,908	(900)	15,008

Other income (expense):
Interest income	885	—	885
Miscellaneous income (expense), net	1	(99)	(98)

Total other income (expense)	886	(99)	787

Earnings from continuing operations before income taxes and minority interest	16,794	(999)	15,795

Income tax expense	(5,856)	162	(5,694)
Minority interest	(762)	11	(751)

Earnings from continuing operations	10,176	(826)	9,350

Discontinued TeraOptix operations, net of tax	(242)	—	(242)
Charges related to the disposal of TeraOptix, net of tax	(124)	—	(124)

Loss from discontinued operations	(366)	—	(366)

Net earnings	$9,810	$(826)	$8,984

Basic - Earnings (loss) per share:
Continuing operations	$0.57	$(0.05)	$0.52
Discontinued operations	(0.02)	—	(0.02)

Net earnings	$0.55	$(0.05)	$0.50

Diluted - Earnings (loss) per share:
Continuing operations	$0.56	$(0.04)	$0.52
Discontinued operations	(0.02)	—	(0.02)

Net earnings	$0.54	$(0.04)	$0.50

Weighted average number of shares:
Basic	17,950	17,950	17,950

Diluted	18,140	18,140	18,140

The following table presents the effect of the Restatement on the fiscal 2004 consolidated statement of operations:

	As previously reported	Adjustments	As Restated

Net sales
Products	$100,585	$(366)	$100,219
Development services	16,057	—	16,057

	116,642	(366)	116,276

Cost of goods sold
Products	61,044	19	61,063
Development services	12,533	—	12,533

	73,577	19	73,596

Gross profit	43,065	(385)	42,680

Selling, general, and administrative expenses	24,595	—	24,595
Research, development and engineering expenses	13,011	—	13,011

Operating profit	5,459	(385)	5,074

Other income:
Interest income	795	—	795
Miscellaneous income, net	169	183	352

Total other income	964	183	1,147

Earnings from continuing operations before income taxes and minority interest	6,423	(202)	6,221

Income tax expense	(1,863)	203	(1,660)
Minority interest	(312)	(23)	(335)

Earnings from continuing operations	4,248	(22)	4,226

Discontinued TeraOptix operations, net of tax	(1,263)	—	(1,263)
Charges related to the disposal of TeraOptix, net of tax	(6,392)	—	(6,392)

Loss from discontinued operations	(7,655)	—	(7,655)

Net loss	$(3,407)	$(22)	$(3,429)

Basic - Earnings (loss) per share:
Continuing operations	$0.24	$(0.00)	$0.24

Discontinued operations	(0.43)	—	(0.43)

Net earnings (loss)	$(0.19)	$(0.00)	$(0.19)

Diluted - Earnings (loss) per share:
Continuing operations	$0.23	$(0.00)	$0.23

Discontinued operations	(0.42)	—	(0.42)

Net earnings (loss)	$(0.19)	$(0.00)	$(0.19)

Weighted average number of shares:
Basic	17,802	17,802	17,802

Diluted	18,221	18,221	18,221

The following table presents the effect of the Restatement on the fiscal 2003 consolidated statement of operations:

	As previously reported	Adjustments	As Restated

Net sales
Products	$83,798	$(356)	$83,442
Development services	18,779	—	18,779

	102,577	(356)	102,221

Cost of goods sold
Products	52,202	20	52,222
Development services	14,930	—	14,930

	67,132	20	67,152

Gross profit	35,445	(376)	35,069

Selling, general, and administrative expenses	20,776	27	20,803
Research, development and engineering expenses	12,659	—	12,659

Operating profit	2,010	(403)	1,607

Other income (expense):
Interest income	943	—	943
Miscellaneous income (expense), net	(293)	(115)	(408)

Total other income (expense)	650	(115)	535

Earnings from continuing operations before income taxes and minority interest	2,660	(518)	2,142

Income tax expense	(626)	293	(333)
Minority interest	(459)	13	(446)

Earnings from continuing operations	1,575	(212)	1,363

Discontinued TeraOptix operations, net of tax	(2,493)	—	(2,493)
Charges related to the disposal of TeraOptix, net of tax	(9,652)	—	(9,652)

Loss from discontinued operations	(12,145)	—	(12,145)

Net loss	$(10,570)	$(212)	$(10,782)

Basic - Earnings (loss) per share:
Continuing operations	$0.09	$(0.01)	$0.08

Discontinued operations	(0.69)	—	(0.69)

Net earnings (loss)	$(0.60)	$(0.01)	$(0.61)

Diluted - Earnings (loss) per share:
Continuing operations	$0.09	$(0.01)	$0.08

Discontinued operations	(0.69)	—	(0.69)

Net earnings (loss)	$(0.60)	$(0.01)	$(0.61)

Weighted average number of shares:
Basic	17,539	17,539	17,539

Diluted	17,696	17,696	17,696

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

NOTE 4: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate bonds, government agency securities, and tax-exempt bonds issued by various federal, state, and municipal agencies for both 2005 and 2004. Marketable securities at June 30, 2005 and 2004 are reported at cost. The gross unrealized gains on marketable securities of $48 and $90 at June 30, 2005 and 2004, respectively, are shown net of their related tax effects, resulting in balances of $32 and $62, respectively, as a separate component of stockholders’ equity. As of June 30, 2003, we transferred our marketable securities from available-for-sale to held-to-maturity. Accordingly, the gross unrealized gains, net of tax, of $32 in stockholders’ equity remaining as of June 30, 2005 will continue to be amortized over the remaining life of the securities. Amortization related to marketable securities was $77 and $43 in fiscal 2005 and 2004, respectively. During fiscal 2004, we sold four securities totaling $1,001 that were classified as held to maturity. We sold these securities in order to comply with changes in our investment policy. The gain realized on the sale of these securities was $13.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized holding gains (losses), and fair value of held-to-maturity securities at June 30, 2005 and 2004 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

At June 30, 2005 Corporate, federal, state and local municipal bonds	$35,953	$10	$188	$35,775

At June 30, 2004 Corporate, federal, state and local municipal bonds	$25,231	$3	$172	$25,062

Maturities of investment securities classified as held-to-maturity were as follows at June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$17,242	$17,205	$16,728	$16,719
Due after one year through five years	18,711	18,570	8,503	8,343

	$35,953	$35,775	$25,231	$25,062

NOTE 5: ACCOUNTS RECEIVABLE

At June 30, 2005 and 2004, accounts receivable were as follows:

	June 30, 2005	June 30, 2004

	(Restated)	(Restated)
Trade (note 18)	$28,018	$26,382
Other	769	662

	28,787	27,044
Allowance for doubtful accounts	(663)	(707)

	$28,124	$26,337

NOTE 6: INVENTORIES

At June 30, 2005 and 2004, inventories were as follows:

	June 30, 2005	June 30, 2004

Raw materials and manufactured parts	$14,320	$9,976
Work in process	15,927	9,794
Finished goods	3,480	1,777

	$33,727	$21,547

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2005 and 2004, property, plant, and equipment, at cost, were as follows:

	June 30, 2005	June 30, 2004	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	15,759	11,941	15-40
Machinery, equipment, and office furniture	45,501	40,602	3-8
Leasehold improvements	715	657	1-5
Construction in progress	2,997	3,917	—

	65,587	57,732
Less accumulated depreciation	(34,167)	(30,299)

	$31,420	$27,433

Depreciation expense for the fiscal years ended June 30, 2005, 2004, and 2003 was $5,273, $5,225, and $5,325, respectively.

NOTE 8: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004

Intangible assets	$7,906	$6,759
Accumulated amortization	(2,268)	(1,760)

	$5,638	$4,999

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

NOTE 9: BANK LINE OF CREDIT

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

NOTE 10: WARRANTY

A limited warranty is provided on our products for periods typically ranging from 3 to 12 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to recognize additional expense may be required.

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

NOTE 11: LONG-TERM DEBT

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

NOTE 12: LEASES

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

NOTE 13: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a contribution to our 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock’s fair market value can not exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2005, 2004, and 2003, amounted to $2,070, $1,186, and $359, respectively.

NOTE 14: STOCK COMPENSATION PLANS

As of June 30, 2005, we have three stock-based compensation plans, which are described below in note 15. In accordance with SFAS No. 123, a table illustrating the effect on net earnings (loss) per share as if the Black-Scholes fair value method had been applied to all stock options is presented in note 1.

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

	June 30, 2005		June 30, 2004		June 30, 2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,350,672	$37.525	1,486,426	$36.338	1,950,719	$44.527
Granted	—	$—	—	$—	247,875	$6.538
Exercised	(16,881)	$7.006	(89,101)	$7.607	(34,124)	$1.993
Expired or cancelled	(83,854)	$42.198	(46,653)	$56.853	(678,044)	$50.730

Oustanding-end of year	1,249,937	$37.624	1,350,672	$37.525	1,486,426	$36.338

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

	June 30, 2005		June 30, 2004		June 30, 2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	75,000	$16.662	226,000	$13.744	195,000	$14.880
Granted	—	—	—	$—	34,000	$6.559
Exercised	—	—	(107,000)	$2.000	(3,000)	$6.150
Expired or cancelled	—	—	(44,000)	$37.332	—	$—

Oustanding-end of year	75,000	$16.662	75,000	$16.662	226,000	$13.744

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

	June 30, 2005		June 30, 2004		June 30, 2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Share	Weighted Average Exercise Price

Outstanding at beginning of year	477,313	$10.363	72,063	$6.044	—	$—
Granted	289,200	$9.511	435,350	$10.992	72,163	$6.044
Exercised	(2,975)	$8.714	(3,975)	$6.518	—	$—
Expired or cancelled	(19,300)	$9.814	(26,125)	$9.516	(100)	$6.051

Oustanding-end of year	744,238	$10.053	477,313	$10.363	72,063	$6.044

The following table summarizes information about all fixed stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2005	Weighted Average Exercise Price

$5.20 - $7.67	309,220	6.8	$6.51	180,450	$6.56
$7.90 - $11.75	779,175	7.4	$9.94	320,812	$10.44
$12.23 - $18.00	303,213	6.5	$14.02	233,002	$14.02
$18.37 - $27.00	209,213	5.2	$19.01	205,588	$19.02
$28.31 - $42.44	5,750	5.3	$35.38	5,750	$35.38
$42.94 - $46.13	47,200	3.2	$44.61	47,200	$44.61
$64.63 - $90.82	415,404	5.1	$85.32	415,404	$85.32

$5.20 - $90.82	2,069,175	6.4	$26.94	1,408,206	$35.12

NOTE 16: EMPLOYEE STOCK PURCHASE PLAN

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

NOTE 17: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Earnings from continuing operations	$5,694	$1,660	$333
Discontinued operations	(85)	(679)	(1,614)
Disposal of discontinued operations	(43)	(3,425)	(5,101)
Amounts charged to stockholders’ equity	(38)	(578)	(282)

	$5,528	$(3,022)	$(6,664)

The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income amounts:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Earnings from continuing operations - U.S.	$11,926	$4,502	$999
Earnings from discontinued operations - U.S.	(494)	(11,759)	(18,860)
Earnings from foreign operations	3,869	1,719	1,143

	$15,301	$(5,538)	$(16,718)

Income tax expense attributable to earnings from continuing operations consists of:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Currently payable:
Federal	$215	$797	$—
State	111	160	138
Foreign	1,467	539	724

	1,793	1,496	862

Deferred:
Federal	3,830	881	(481)
State	(72)	(614)	(9)
Foreign	143	(103)	(39)

	3,901	164	(529)

Income tax from continuing operations	$5,694	$1,660	$333

Income tax payments were $765 in fiscal 2005. Income tax refunds, net of payments, were $377 and $2,449 in fiscal 2004 and 2003, respectively.

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in each of the fiscal years 2005, 2004, and 2003 to earnings before income taxes for the following reasons:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Computed “expected tax expense”	$5,529	$2,177	$750
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	26	(295)	377
Export tax incentives	(347)	(111)	(81)
Research credit	—	(307)	(822)
Tax on foreign dividend	328	123	255
Change in federal valuation allowance	—	389	—
Change in estimate of future year taxes	(129)	(160)	—
Foreign tax differential	217	(185)	(153)
Other, net	70	29	7

	$5,694	$1,660	$333

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2005 and 2004 are presented below:

	June 30, 2005	June 30, 2004

	(Restated)	(Restated)

Deferred tax assets:
Accounts receivable	$221	$240
Accrued liabilities	1,039	1,868
Inventory valuation	2,631	2,232
Deferred revenue	394	—
Plant and equipment	—	4,703
Intangibles	27	132
Federal, foreign, and state net operating loss carryforwards (“NOL”) and credits	31,783	30,878
Contributions	47	56

	36,142	40,109
Less valuation allowance	2,011	3,383

Deferred tax asset	34,131	36,726

Deferred tax liabilities:
Prepaid expenses	(283)	(265)
Plant and equipment	(2,604)	—
Unrealized gain on marketable securities	(16)	(28)

Deferred tax liability	(2,903)	(293)

Net deferred tax asset	$31,228	$36,433

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2005 and 2004 are as follows:

	June 30, 2005	June 30, 2004

	(Restated)	(Restated)

Net current deferrred tax asset	$8,895	$3,999
Net noncurrent deferred tax asset	22,333	32,434

Net deferred tax asset	$31,228	$36,433

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

Management believes it is more likely than not that the remaining net deferred tax assets of $31,207 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

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

At June 30, 2005, we have federal, foreign, and state NOL carryforwards of approximately $63,208, $182, and $93,530, respectively, and various state credit carryforwards of $4,397. The federal NOL begins to expire in 2019 through 2025, while the state NOL and credits begin to expire in 2006 through 2025. The foreign NOL is carried forward until utilized. We also have federal general business credit carryforwards of approximately $5,468, which is available to reduce federal income taxes, if any, through 2019 and begin to expire in 2012. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $6, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

NOTE 18: SEGMENT REPORTING

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business. Segment data for fiscal 2003 was restated to reflect our exit from the telecommunications segment.

	June 30, 2005	June 30, 2004	June 30, 2003

	(Restated)	(Restated)	(Restated)
Semiconductor
Sales	$79,036	$66,751	$58,891
Gross profit	30,140	23,420	19,225
Gross profit as a % of sales	38%	35%	33%

Industrial
Sales	$62,313	$49,525	$43,330
Gross profit	23,150	19,260	15,844
Gross profit as a % of sales	37%	39%	37%

Total
Sales	$141,349	$116,276	$102,221
Gross profit	53,290	42,680	35,069
Gross profit as a % of sales	38%	37%	34%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating results, assets, depreciation, and amortization are U.S. based. Sales by geographic area were as follows:

	Fiscal Year Ended June 30,

	2005	2004	2003

Domestic	$47,973	$33,937	$31,093

Far East:
Japan	61,115	61,067	54,690
Pacific Rim	17,303	12,806	6,134

Total Far East	78,418	73,873	60,824
Europe	14,958	8,466	10,304

Total	$141,349	$116,276	$102,221

NOTE 19: RELATED PARTY TRANSACTIONS

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2005, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $51,887 (37% of net sales), $57,306 (49% of net sales), and $52,773 (52% of net sales), for the years ended June 30, 2005, 2004, and 2003, respectively. Selling prices of products sold to Canon, Inc. and Canon Sales Co., Inc. are based, generally, on the normal terms given to distributors. Revenues generated from development contracts are recorded on a cost-plus basis.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During fiscal 2005, 2004, and 2003, we recognized revenue in the semiconductor segment of $15,617, $16,057, and $18,779, respectively, for the original contract and subsequent add-on work.

At June 30, 2005 and 2004, there was approximately, in the aggregate, $3,951 and $10,913, respectively, of trade accounts receivable from Canon, Inc. and Canon Sales Co., Inc. In addition, Canon Inc. paid us progress payments in accordance with the terms of the development contract. The total progress payments related to the development contract remaining at June 30, 2005 was $11,287.

NOTE 20: HEDGING ACTIVITIES

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

NOTE 21: QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data as originally reported and as restated (see note 2):

	For the Fiscal Year Ended June 30, 2005

	September 30,	December 31,	March 31,	June 30,

As Previously Reported
Net sales	$27,578	$36,007	$33,687	$44,895

Gross profit	$11,113	$13,258	$13,130	$16,646

Earnings from continuing operations	$1,412	$2,464	$2,375	$3,925
Loss from discontinued operations	(65)	(163)	(89)	(49)

Net earnings	$1,347	$2,301	$2,286	$3,876

Basic earnings (loss) per share:
Continuing operations	$0.08	$0.14	$0.13	$0.22
Discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.08	$0.13	$0.13	$0.21

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.14	$0.13	$0.21
Discontinued operations	(0.01)	(0.01)	—	—

Net earnings	$0.07	$0.13	$0.13	$0.21

	For the Fiscal Year Ended June 30, 2005

	September 30,	December 31,	March 31,	June 30,

Restatement Summary
Net sales	$(158)	$(212)	$(270)	$(178)

Gross profit	$(169)	$(218)	$(227)	$(243)

Earnings from continuing operations	$(95)	$(110)	$(114)	$(507)
Loss from discontinued operations	—	—	—	—

Net earnings	$(95)	$(110)	$(114)	$(507)

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Discontinued operations	—	—	—	—

Net earnings	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	—	—	—	—

Net earnings	$(0.01)	$(0.01)	$(0.01)	$(0.02)

	For the Fiscal Year Ended June 30, 2005

	September 30,	December 31,	March 31,	June 30,

	(Restated)	(Restated)	(Restated)	(Restated)
As Restated
Net sales	$27,420	$35,795	$33,417	$44,717

Gross profit	$10,944	$13,040	$12,903	$16,403

Earnings from continuing operations	$1,317	$2,354	$2,261	$3,418
Loss from discontinued operations	(65)	(163)	(89)	(49)

Net earnings	$1,252	$2,191	$2,172	$3,369

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.13	$0.12	$0.19
Discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.07	$0.12	$0.12	$0.18

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.13	$0.12	$0.19
Discontinued operations	(0.01)	(0.01)	—	—

Net earnings	$0.06	$0.12	$0.12	$0.19

	For the Fiscal Year Ended June 30, 2004

	September 30,	December 31,	March 31,	June 30,

As Previously Reported
Net sales	$24,247	$27,654	$28,433	$36,308

Gross profit	$7,777	$10,387	$9,402	$15,499

Earnings (loss) from continuing operations	$(663)	$928	$968	$3,015
Loss from discontinued operations	(162)	(1,912)	(667)	(4,914)

Net earnings (loss)	$(825)	$(984)	$301	$(1,899)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.28)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.27)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.10)

	For the Fiscal Year Ended June 30, 2004

	September 30,	December 31,	March 31,	June 30,

Restatement Summary
Net sales	$(81)	$(91)	$(92)	$(102)

Gross profit	$(85)	$(95)	$(97)	$(108)

Earnings from continuing operations	$73	$(22)	$(54)	$(19)
Loss from discontinued operations	—	—	—	—

Net earnings	$73	$(22)	$(54)	$(19)

Basic earnings (loss) per share:
Continuing operations	$—	$—	$—	$—
Discontinued operations	—	—	—	—

Net earnings	$—	$—	$—	$—

Diluted earnings (loss) per share:
Continuing operations	$—	$—	$—	$—
Discontinued operations	—	—	—	—

Net earnings	$—	$—	$—	$—

	For the Fiscal Year Ended June 30, 2004

	September 30,	December 31,	March 31,	June 30,

	(Restated)	(Restated)	(Restated)	(Restated)
As Restated
Net sales	$24,166	$27,563	$28,341	$36,206

Gross profit	$7,692	$10,292	$9,305	$15,391

Earnings (loss) from continuing operations	$(590)	$906	$914	$2,996
Loss from discontinued operations	(162)	(1,912)	(667)	(4,914)

Net earnings (loss)	$(752)	$(1,006)	$247	$(1,918)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.28)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.05	$0.05	$0.17
Discontinued operations	(0.01)	(0.10)	(0.03)	(0.27)

Net earnings (loss)	$(0.05)	$(0.05)	$0.02	$(0.10)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

The Board of Directors and Stockholders of Zygo Corporation:

Under date of September 7, 2005, except as to note 2 to the consolidated financial statements which is as of June 20, 2006, we reported on the consolidated balance sheets of Zygo Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005 as contained in the 2005 Annual Report to stockholders on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index on page F-1. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Stamford, Connecticut
June 20, 2006

S - 1

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2005, 2004, and 2003

(Thousands of dollars)

Description	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year Ended June 30, 2005:
Allowance for doubtful accounts	$707	$(11)	$33	$663

Valuation allowance on net deferred tax assets	$3,383	$—	$1,372	$2,011

Year Ended June 30, 2004:
Allowance for doubtful accounts	$337	$374	$4	$707

Valuation allowance on net deferred tax assets	$1,820	$1,563	$—	$3,383

Year Ended June 30, 2003:
Allowance for doubtful accounts	$949	$270	$882	$337

Valuation allowance on net deferred tax assets	$3,803	$—	$1,983	$1,820

S - 2

EXHIBIT INDEX

EXHIBIT
TABLE
NUMBER

21.	Subsidiaries of Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer