Form 10-Q/A
period 2005-09-30
ZYGO CORP
filed 2006-06-27
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 AMENDMENT NO.2

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

☐ YES ☒ NO

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

EXPLANATORY NOTE

Zygo Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) is restating our previously issued consolidated financial statements for the first quarter of fiscal 2006 (“Restatement”), because of inadvertent accounting errors in the consolidation of our intercompany revenues from certain of our foreign operations for those periods. Further information on the adjustments can be found in Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements.

This Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005, and amended on December 23, 2005 (collectively, the “Original Filing”), is being filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to amend the Original Filing to reflect restatements of the Company’s consolidated balance sheet as of September 30, 2005 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended September 30, 2005 and 2004 and the notes related thereto. For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

Concurrent with the filing of this Form 10-Q/A, we are filing Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended June 30, 2005 to reflect restatement of the Company’s consolidated balance sheets as of June 30, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows, and stockholders’ equity for the years ended June 30, 2005, 2004, and 2003 and the notes related thereto. In addition, we are concurrently filing Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2005 to reflect restatement of the Company’s consolidated balance sheet as of December 31, 2005 and the Company’s consolidated statements of operations and cash flows for the three- and six-month periods ended December 31, 2005 and 2004 and the notes related thereto.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-Q/A continues to speak as of the filing date of the Original Filing for the quarterly period ended September 30, 2005. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to June 30, 2005. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)

Net sales
Products	$30,368	$25,725
Development services	3,961	1,695

	34,329	27,420

Cost of goods sold
Products	18,270	15,179
Development services	2,906	1,297

	21,176	16,476

Gross profit	13,153	10,944

Selling, general, and administrative expenses	6,368	5,659
Research, development, and engineering expenses	3,540	3,208

Operating profit	3,245	2,077

Other income (expense):
Interest income	417	179
Miscellaneous income (expense), net	123	(56)

Total other income	540	123

Earnings from continuing operations before income taxes and minority interest	3,785	2,200

Income tax expense	(1,442)	(767)
Minority interest	(150)	(116)

Earnings from continuing operations	2,193	1,317

Discontinued TeraOptix operations, net of tax	—	(61)
Charges and adjustments on the disposal of TeraOptix, net of tax	—	(4)

Loss from discontinued operations	—	(65)

Net earnings	$2,193	$1,252

Basic - Earnings per share:
Continuing operations	$0.12	$0.07
Discontinued operations	—	—

Net earnings	$0.12	$0.07

Diluted - Earnings (loss) per share:
Continuing operations	$0.12	$0.07
Discontinued operations	—	—

Net earnings	$0.12	$0.07

Weighted average shares outstanding:
Basic shares	18,013	17,923

Diluted shares	18,137	18,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	September 30, 2005	June 30, 2005

	(Restated)
Assets
Current assets:
Cash and cash equivalents	$17,159	$20,949
Marketable securities	20,775	17,242
Receivables, net of allowance for doubtful accounts of $386 and $663, respectively	25,080	28,124
Inventories	35,032	33,727
Prepaid expenses	2,100	2,126
Deferred income taxes	8,934	8,895

Total current assets	109,080	111,063

Marketable securities	20,615	18,711
Property, plant, and equipment, net	31,459	31,420
Deferred income taxes	21,242	22,333
Intangible assets, net	5,714	5,638
Other assets	987	1,017

Total assets	$189,097	$190,182

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$11,705	$13,510
Accrued progress payments	24,621	21,713
Accrued salaries and wages	3,204	6,220
Other accrued liabilities	3,204	4,731
Income taxes payable	1,409	1,510

Total current liabilities	44,143	47,684

Other long-term liabilities	94	96
Minority interest	777	1,249

Total liabilities	45,014	49,029

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized; 18,471,782 shares issued (18,423,026 at June 30, 2005); 18,024,577 shares outstanding (17,975,821 at June 30, 2005)	1,847	1,842
Additional paid-in capital	142,908	142,111
Retained earnings	4,760	2,567
Accumulated other comprehensive income (loss):
Currency translation effects	(173)	(112)
Net unrealized gain on marketable securities	28	32

	149,370	146,440
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	144,083	141,153

Total liabilities and stockholders’ equity	$189,097	$190,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)

Cash provided by operating activities:
Net earnings	$2,193	$1,252

Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Loss from discontinued operations	—	65
Depreciation and amortization	1,499	1,506
Deferred income taxes	1,052	1,121
Compensation cost related to share-based payments arrangements	374	—
Excess tax benefits from share-based payment arrangements	(11)	—
Other, net	14	53
Changes in operating accounts:
Receivables	3,082	5,941
Inventories	(1,288)	(5,129)
Prepaid expenses	26	62
Accounts payable, accrued expenses, and taxes payable	(3,602)	(2,247)
Minority interest	150	116

Net cash provided by continuing operations	3,489	2,740
Net cash used for discontinued operations	—	(157)

Net cash provided by operating activities	3,489	2,583

Cash used for investing activities:
Additions to property, plant, and equipment, net	(1,424)	(2,599)
Purchase of marketable securities	(9,478)	(3,515)
Additions to intangibles and other assets	(209)	(247)
Proceeds from the maturity of marketable securities	4,015	1,750

Net cash used for investing activities	(7,096)	(4,611)

Cash provided by (used for) financing activities:
Employee stock purchase	293	328
Exercise of employee stock options	135	34
Excess tax benefits from share-based payment arangements	11	—
Dividend payment to minority interest	(622)	—

Net cash provided by (used for) financing activities	(183)	362

Net decrease in cash and cash equivalents	(3,790)	(1,666)
Cash and cash equivalents, beginning of period	20,949	17,462

Cash and cash equivalents, end of period	$17,159	$15,796

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

The Consolidated Balance Sheet at September 30, 2005, the Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2005 Annual Report on Form 10-K/A, Amendment No. 2, including items incorporated by reference therein.

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

Net earnings, as reported (Restated)	$1,252

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,252)

Pro forma net earnings	$—

Earnings per share:
Basic - as reported (Restated)	$0.07

Basic - pro forma	$—

Diluted - as reported (Restated)	$0.07

Diluted - pro forma	$—

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

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)
Net earnings	$2,193	$1,252

Unrealized loss on marketable securities, net of tax	(4)	(12)

Foreign currency translation effect	(61)	75

Comprehensive income	$2,128	$1,315

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

	September 30, 2005	June 30, 2005	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	15,730	15,759	15–40
Machinery, equipment, and office furniture	47,676	45,501	3–8
Leasehold improvements	712	715	1–5
Construction in progress	2,175	2,997	—

	66,908	65,587
Accumulated depreciation	(35,449)	(34,167)

	$31,459	$31,420

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

NOTE 2: RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our consolidated financial statements for the first quarter of fiscal 2006 to account for corrections in the accounting of intercompany transactions from certain of our foreign operations. In addition, certain disclosures in Notes 1, 5, and 6 to the consolidated financial statements contained in this report have been restated to reflect the corrections. The corrections are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The impact of the corrections on the consolidated balance sheet and consolidated statements of operations is shown in the accompanying tables. Adjustments to the statement of operations for the three months ended September 30, 2005 and 2004 primarily represent adjustments to sales to correct the overstatement of revenues and failing to properly eliminate intercompany revenues. Income tax expense was adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. In addition, the statements of operations reflect minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were individually significant. Balance sheet adjustments for September 30, 2005 primarily represent adjustments to retained earnings and currency translation effects to correct the balance sheet for overstating revenues and failing to properly eliminate intercompany revenues resulting in an improper entry to currency translation effects. In addition, deferred taxes were adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. The balance sheet also reflects minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were significant individually or in the aggregate.

The following table presents the effect of the Restatement on the consolidated statement of operations for the first quarter of fiscal 2006:

	As previously reported	Adjustments	As Restated

Net sales
Products	$30,621	$(253)	$30,368
Development services	3,961	—	3,961

	34,582	(253)	34,329

Cost of goods sold
Products	18,261	9	18,270
Development services	2,906	—	2,906

	21,167	9	21,176

Gross profit	13,415	(262)	13,153

Selling, general, and administrative expenses	6,411	(43)	6,368
Research, development and engineering expenses	3,540	—	3,540

Operating profit	3,464	(219)	3,245

Other income (expense):
Interest income	417	—	417
Miscellaneous income (expense), net	128	(5)	123

Total other income (expense)	545	(5)	540

Earnings from continuing operations before income taxes and minority interest	4,009	(224)	3,785

Income tax expense	(1,523)	81	(1,442)
Minority interest	(150)	—	(150)

Net earnings	2,336	(143)	2,193

Net earnings per share:
Basic	$0.13	$(0.01)	$0.12

Diluted	0.13	(0.01)	0.12

Weighted average number of shares:
Basic	18,013	18,013	18,013

Diluted	18,137	18,137	18,137

The following table presents the effect of the Restatement on the consolidated statement of operations for the first quarter of fiscal 2005:

	As previously reported	Adjustments	As Restated

Net sales
Products	$25,883	$(158)	$25,725
Development services	1,695	—	1,695

	27,578	(158)	27,420

Cost of goods sold
Products	15,168	11	15,179
Development services	1,297	—	1,297

	16,465	11	16,476

Gross profit	11,113	(169)	10,944

Selling, general, and administrative expenses	5,659	—	5,659
Research, development and engineering expenses	3,208	—	3,208

Operating profit	2,246	(169)	2,077

Other income (expense):
Interest income	179	—	179
Miscellaneous income (expense), net	(29)	(27)	(56)

Total other income (expense)	150	(27)	123

Earnings from continuing operations before income taxes and minority interest	2,396	(196)	2,200

Income tax expense (benefit)	(862)	95	(767)
Minority interest	(122)	6	(116)

Earnings from continuing operations	1,412	(95)	1,317

Discontinued TeraOptix operations, net of tax	(61)	—	(61)
Charges related to the disposal of TeraOptix, net of tax	(4)	—	(4)

Loss from discontinued operations	(65)	—	(65)

Net earnings	$1,347	$(95)	$1,252

Basic - Earnings (loss) per share:
Continuing operations	$0.08	$(0.01)	$0.07
Discontinued operations	—	—	—

Net earnings (loss)	$0.08	$(0.01)	$0.07

Diluted - Earnings (loss) per share:
Continuing operations	$0.08	$(0.01)	$0.07
Discontinued operations	(0.01)	0.01	—

Net earnings (loss)	$0.07	$—	$0.07

Weighted average number of shares:
Basic	17,923	17,923	17,923

Diluted	18,115	18,115	18,115

The following table presents the effect of the Restatement on the consolidated balance sheet as of September 30, 2005:

	As previously reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$17,159	$—	$17,159
Marketable securities	20,775	—	20,775
Receivables, net	25,081	(1)	25,080
Inventories	35,032	—	35,032
Prepaid expenses	2,114	(14)	2,100
Deferred income taxes	8,934	—	8,934

Total current assets	109,095	(15)	109,080

Marketable securities	20,615	—	20,615
Property, plant, and equipment, net	31,459	—	31,459
Deferred income taxes	20,304	938	21,242
Intangible assets, net	5,714	—	5,714
Other assets	987	—	987

Total assets	$188,174	$923	$189,097

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,705	$—	$11,705
Accrued progress payments	24,693	(72)	24,621
Accrued salaries and wages	3,204	—	3,204
Other accrued expenses	3,254	(50)	3,204
Income taxes payable	1,409	—	1,409

Total current liabilities	44,265	(122)	44,143

Other long-term liabilities	94	—	94
Minority interest	777	—	777

Total liabilities	45,136	(122)	45,014

Commitments

Stockholders’ equity:
Common stock, $.10 par value per share:	1,847	—	1,847
Additional paid-in capital	142,908	—	142,908
Retained earnings (deficit)	6,150	(1,390)	4,760
Accumulated other comprehensive income (loss):
Currency translation effects	(2,608)	2,435	(173)
Net unrealized gain on marketable securities	28	—	28

	148,325	1,045	149,370
Less treasury stock, at cost; 447,205 common shares	5,287	—	5,287

Total stockholders’ equity	143,038	1,045	144,083

Total liabilities and stockholders’ equity	$188,174	$923	$189,097

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4: DIVESTITURES AND DISCONTINUED OPERATIONS

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

NOTE 5: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business.

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)
Semiconductor
Sales	$18,436	$15,844
Gross profit	7,141	6,394
Gross profit as a % of sales	39%	40%

Industrial
Sales	$15,893	$11,576
Gross profit	6,012	4,550
Gross profit as a % of sales	38%	39%

Total
Sales	$34,329	$27,420
Gross profit	13,153	10,944
Gross profit as a % of sales	38%	40%

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

ZYGO’s, Metrology, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) product lines are sold into its two business segments. Supplementary sales and gross profit data by product line is as follows:

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)
Metrology
Sales	$16,257	$10,608
Gross profit	7,367	4,412
Gross profit as a % of sales	45%	42%

Optical Systems Solutions
Sales	$9,496	$6,631
Gross profit	1,740	1,399
Gross profit as a % of sales	18%	21%

PPS
Sales	$8,576	$10,181
Gross profit	4,046	5,133
Gross profit as a % of sales	47%	50%

Total
Sales	$34,329	$27,420
Gross profit	13,153	10,944
Gross profit as a % of sales	38%	40%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended September 30,

	2005	2004

	(Restated)	(Restated)

Domestic	$13,010	$8,044
Europe	2,781	2,648
Japan	14,162	14,057
Pacific Rim	4,376	2,671

Total	$34,329	$27,420

NOTE 6: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

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

NOTE 7: HEDGING ACTIVITIES

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

We achieved an order level for the first quarter of fiscal 2006 of $38.3 million as compared with $33.9 million for the first quarter of fiscal 2005. This order flow increased backlog at September 30, 2005 to $70.6 million. Orders for the first quarter of our fiscal year are normally lower than the remaining quarters in our fiscal year. Orders in the semiconductor segment of $19.8 million decreased $0.7 million, or 3%, as compared with the fourth quarter of fiscal 2005; however, increased $8.9 million, or 82%, as compared with the first quarter of fiscal 2005. We continue to receive orders from the flat panel market of the semiconductor segment and expect orders to continue for the immediate future. We also experienced an increase in lithography orders over the prior year period, which continued a strengthening in that market area over the last six months. Orders in the industrial segment of $18.6 million decreased by $3.3 million, or 15%, as compared with the fourth quarter of fiscal 2005 and $4.5 million, or 19%, as compared with the first quarter of fiscal 2005.

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

Restatement

We are restating our consolidated financial statements for the first quarter of fiscal 2006 for corrections in the accounting of intercompany transactions from certain of our foreign operations. The corrections are a result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The restated financial statements do not affect our business outlook for future fiscal periods, nor impact our cash position or future cash flows from operations. The impact of the corrections on the consolidated balance sheets and consolidated financial statements of operations is shown in note 2 to our consolidated financial statements included in this Form 10-Q/A.

Continuing Operations

We recorded earnings from continuing operations for the first quarter of fiscal 2006 of $2.2 million, or $0.12 per diluted share, as compared with earnings of $1.3 million, or $0.07 per diluted share, for the first quarter of fiscal 2005.

Net sales by segment are as follows:

	Net Sales By Segment

(In millions)	Three Months Ended

	September 30, 2005	Net Sales %	September, 30, 2004	Net Sales %

	(Restated)	(Restated)	(Restated)	(Restated)

Semiconductor	$14.4	42%	$14.1	52%
Development Services	4.0	12%	1.7	6%

Total Semiconductor	18.4	54%	15.8	58%

Total Industrial	15.9	46%	11.6	42%

Total	$34.3	100%	$27.4	100%

	Gross Profit By Segment

(In millions)	Three Months Ended

	September 30, 2005	Gross Profit %	September, 30, 2004	Gross Profit %

	(Restated)	(Restated)	(Restated)	(Restated)

Semiconductor	$6.1	42%	$6.0	43%
Development Services	1.1	28%	0.4	24%

Total Semiconductor	7.2	39%	6.4	41%

Total Industrial	6.0	38%	4.5	39%

Total	$13.2	38%	$10.9	40%

Net sales for the first quarter of fiscal 2006 increased $6.9 million, or 25%, to $34.3 million. For the first quarter of fiscal 2006, net sales in the semiconductor segment were $18.4 million, or 54%, of total net sales, as compared with $15.8 million, or 57%, of total net sales, in the comparable prior year period, primarily due to an increase in metrology revenues related to development services of $2.3 million and flat panel revenues of $0.8 million. The increase in semiconductor sales was partially offset by a decline in PPS product sales due to a reduction in orders received in the third and fourth quarters of fiscal 2005 as compared with orders received in the same period of the prior year. Net sales in the industrial segment were $15.9 million, or 46% of total net sales, as compared with the $11.6 million, or 42% of total net sales, in the comparable prior year period. The increase of $4.3 million was primarily due to an increase in optical systems solutions sales of medical devices of $2.3 million and next generation introductions of existing metrology products of $1.8 million.

Sales in U.S. dollars for the first quarter of fiscal 2006 were $29.7 million, or 87%, of total net sales for the period. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Management believes the percentage of sales in foreign currencies may increase in the current year due to an increase in sales denominated in yen to Japanese customers. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross profit for the first quarter of fiscal 2006 totaled $13.2 million, an increase of $2.3 million, or 21%, from $10.9 million in the first quarter of fiscal 2005. Gross profit as a percentage of sales for the first quarters of fiscal 2006 and 2005 were 38% and 40%, respectively. The decrease in gross profit as a percentage of sales in the first quarter of fiscal 2006 was primarily due to a change in product mix, whereby a greater percentage of sales in the first quarter of fiscal 2006 were generated from traditionally low margin products and services, including development services. The products and services generating the lower margins, including development services, certain optics, and opto-mechanical assemblies, accounted for 27% of sales in the first quarter of fiscal 2006 as compared with 14% in the prior year period.

SG&A in the first quarter of fiscal 2006 amounted to $6.4 million, an increase of $0.7 million, or 12%, from $5.7 million in the first quarter of fiscal 2005. As a percentage of net sales, SG&A for the first quarter of fiscal 2006 and fiscal 2005 was 19% and 21%, respectively. The increase in SG&A as a percentage of sales was due to increasing our presence in the Pacific Rim with the opening of new offices within the last year in Korea, Taiwan, and mainland China to support anticipated future growth. Additionally, $0.2 million was attributable to share-based compensation expense.

RD&E for the first quarter of fiscal 2006 totaled $3.5 million, an increase of $0.3 million, or 9%, from $3.2 million in the first quarter of fiscal 2005. This increase was primarily due to costs associated with our semiconductor initiatives in the flat panel display and process control areas and $0.1 million in share-based compensation expense.

The income tax expense from operations in the first quarter of fiscal 2006 totaled $1.4 million, or 38% of pre-tax earnings, which compares with an income tax expense of $0.8 million, or 35% of pre-tax earnings, in the first quarter of fiscal 2005. The increase in the effective tax rate is primarily due to increased income in foreign operations, which operate in higher tax jurisdictions, and an increase in tax upon additional monies repatriated from these foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, working capital was $64.9 million, an increase of $1.6 million from $63.3 million at June 30, 2005. We maintained cash, cash equivalents, and marketable securities at September 30, 2005 totaling $58.5 million, an increase of $1.6 million, from $56.9 million at June 30, 2005. Major fluctuations in working capital included decreases in accrued liabilities of $4.5 million, due to the timing of several payments, and $1.8 million in accounts payable, and an increase in inventory of $1.3 million, partially offset by a $3.0 million decrease in accounts receivables due to several large customer payments and an increase in progress payments from customers of $2.9 million. There were no borrowings outstanding under our $3.0 million bank line of credit at September 30, 2005.

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

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

Risk factors that may impact future results include those disclosed in our Annual report on Form 10-K, as amended by Amendment No. 2, for the year ended June 30, 2005.

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

Item 4. Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on March 29, 2006 and as described in our Explanatory Note to this Form 10-Q/A and note 2 to our accompanying consolidated financial statements included herein, in connection with conducting an internal review of our tax return, we determined that inadvertent accounting errors were made in the consolidation of our intercompany revenues from certain of our foreign operations. The errors are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. Based on the impact of the aforementioned accounting errors, we determined to restate our financial statements as of June 30, 2005 and 2004 and for each of the years in the three-year period ended June 30, 2005, as well as interim financial statements for the quarters ended September 30, 2005 and December 31, 2005. Our restated consolidated financial statements for fiscal years 2005, 2004, and 2003 included in our Form 10-K/A being filed concurrently herewith also include disclosure of restated quarterly results for 2005 and 2004.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. We have determined that the material weakness was that we did not maintain adequate controls and procedures to ensure that intercompany accounts were properly reconciled and intercompany transactions were properly identified and eliminated in the consolidation process. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We had carried out an evaluation, as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer now have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2005.

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

During the period from April to May 2006, we implemented remedial measures to address the identified material weakness. We improved procedures related to the recording and reporting of our inter-company transactions, including dedicating additional resources to our consolidation processes and the procedures and controls surrounding the consolidation process, and increased review and approval controls by senior financial personnel over the personnel that perform the consolidation. These improved procedures included ensuring that the inter-company activity is properly eliminated in consolidation.

PART II - Other Information

Item 6. Exhibits

(a)	Exhibits:

	10.1*	Zygo Restricted Stock Agreement

	10.2*	Zygo Stock Option Agreement

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

	32.1	Certification of Chief Executive Officer and Chief Financial Officer

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

Date: June 26, 2006