Form 10-Q/A
period 2005-12-31
ZYGO CORP
filed 2006-06-27
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

EXPLANATORY NOTE

Zygo Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) is restating our previously issued consolidated financial statements for the second quarter of fiscal 2006 (“Restatement”), because of inadvertent accounting errors in the consolidation of our intercompany revenues from certain of our foreign operations for those periods. Further information on the adjustments can be found in Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2006, (the “Original Filing”), is being filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to amend the Original Filing to reflect restatements of the Company’s consolidated balance sheet as of December 31, 2005 and the Company’s consolidated statements of operations for the three- and six-months ended December 31, 2005 and 2004 and cash flows for the six-month periods ended December 31, 2005 and 2004 and the notes related thereto. For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

Concurrent with the filing of this Form 10-Q/A, we are filing Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended June 30, 2005 to reflect restatement of the Company’s consolidated balance sheets as of June 30, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows, and stockholders’ equity for the years ended June 30, 2005, 2004, and 2003 and the notes related thereto. In addition, we are concurrently filing Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2005 to reflect restatement of the Company’s consolidated balance sheet as of September 30, 2005 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended September 30, 2005 and 2004 and the notes related thereto.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-Q/A continues to speak as of the filing date of the Original Filing for the quarterly period ended December 31, 2005. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

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

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales
Products	$37,997	$33,318	$68,365	$59,043
Development services	5,611	2,477	9,572	4,172

	43,608	35,795	77,937	63,215

Cost of goods sold
Products	22,367	21,030	40,638	36,210
Development services	4,049	1,725	6,954	3,021

	26,416	22,755	47,592	39,231

Gross profit	17,192	13,040	30,345	23,984

Selling, general, and administrative expenses	8,159	5,723	14,527	11,382
Research, development, and engineering expenses	3,428	3,672	6,968	6,880

Operating profit	5,605	3,645	8,850	5,722

Other income
Interest income	411	175	828	354
Miscellaneous income, net	84	222	207	166

Total other income	495	397	1,035	520

Earnings from continuing operations before income taxes and minority interest	6,100	4,042	9,885	6,242

Income tax expense	(2,060)	(1,418)	(3,502)	(2,185)
Minority interest	(360)	(270)	(510)	(386)

Earnings from continuing operations	3,680	2,354	5,873	3,671

Discontinued TeraOptix operations, net of tax	—	(49)	—	(110)

Charges and adjustments on the disposal of TeraOptix, net of tax	—	(114)	—	(118)

Loss from discontinued operations	—	(163)	—	(228)

Net earnings	$3,680	$2,191	$5,873	$3,443

Basic- Earnings (loss) per share:
Continuing operations	$0.20	$0.13	$0.33	$0.20
Discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.20	$0.12	$0.33	$0.19

Diluted - Earnings (loss) per share:
Continuing operations	$0.20	$0.13	$0.32	$0.20
Discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.20	$0.12	$0.32	$0.19

Weighted average shares outstanding:
Basic shares	18,031	17,930	18,022	17,926

Diluted shares	18,340	18,130	18,225	18,099

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	December 31, 2005	June 30, 2005

	(Restated)
Assets
Current assets:
Cash and cash equivalents	$13,457	$20,949
Marketable securities	20,169	17,242
Receivables, net of allowance for doubtful accounts
of $544 and $663, respectively	30,578	28,124
Inventories	32,980	33,727
Prepaid expenses	2,050	2,126
Deferred income taxes	9,537	8,895

Total current assets	108,771	111,063

Marketable securities	23,915	18,711
Property, plant, and equipment, net	31,540	31,420
Deferred income taxes	19,120	22,333
Intangible assets, net	5,892	5,638
Other assets	884	1,017

Total assets	$190,122	$190,182

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$11,212	$13,510
Accrued progress payments	18,446	21,713
Accrued salaries and wages	5,116	6,220
Other accrued liabilities	3,923	4,731
Income taxes payable	1,540	1,510

Total current liabilities	40,237	47,684

Other long-term liabilities	97	96
Minority interest	1,138	1,249
Commitments and contingencies

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized; 18,481,941 shares issued (18,423,026 at June 30, 2005); 18,034,736 shares outstanding (17,975,821 at June 30, 2005)	1,848	1,842
Additional paid-in capital	143,854	142,111
Retained earnings	8,440	2,567
Accumulated other comprehensive income (loss):
Currency translation effects	(230)	(112)
Net unrealized gain on marketable securities	25	32

	153,937	146,440
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	148,650	141,153

Total liabilities and stockholders’ equity	$190,122	$190,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,

	2005	2004

	(Restated)	(Restated)
Cash provided by operating activities:
Net earnings	$5,873	$3,443

Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	—	228
Depreciation and amortization	3,004	3,014
Deferred income taxes	2,571	2,104
Compensation cost related to share-based payments arrangements	1,190	—
Excess tax benefits from share-based payment arrangements	(14)	—
Minority interest	510	386
Other, net	93	209
Changes in operating accounts:
Receivables	(2,335)	2,830
Inventories	841	(9,499)
Prepaid expenses	76	402
Accounts payable, accrued expenses, and taxes payable	(7,565)	4,096

Net cash provided by continuing operations	4,244	7,213
Net cash used for discontinued operations	—	(125)

Net cash provided by operating activities	4,244	7,088

Cash used for investing activities:
Additions to property, plant, and equipment, net	(3,027)	(6,015)
Purchase of marketable securities	(19,711)	(4,019)
Additions to intangibles and other assets	(487)	(515)
Proceeds from the maturity of marketable securities	11,538	2,100

Net cash used for investing activities	(11,687)	(8,449)

Cash provided by (used for) financing activities:
Employee stock purchase	307	339
Exercise of employee stock options	252	139
Excess tax benefits from share-based payment arangements	14	—
Dividend payment to minority interest	(622)	—

Net cash provided by (used for) financing activities	(49)	478

Net decrease in cash and cash equivalents	(7,492)	(883)
Cash and cash equivalents, beginning of period	20,949	17,462

Cash and cash equivalents, end of period	$13,457	$16,579

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

	Three Months Ended December 31 2004	Six Months Ended December 31 2004

	(Restated)	(Restated)

Net earnings, as reported	$2,191	$3,443

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(383)	(1,636)

Pro forma net earnings	$1,808	$1,807

Earnings per share:
Basic - as reported	$0.12	$0.19

Basic - pro forma	$0.10	$0.10

Diluted - as reported	$0.12	$0.19

Diluted - pro forma	$0.10	$0.10

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

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings	$3,680	$2,191	$5,873	$3,443
Unrealized loss on marketable securities, net of tax	(3)	(8)	(7)	(20)

Foreign currency translation effect	(57)	486	(118)	561

Comprehensive income	$3,620	$2,669	$5,748	$3,984

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

NOTE 2: RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our consolidated financial statements for the second quarter of fiscal 2006 to account for corrections in the accounting of intercompany transactions from certain of our foreign operations. In addition, certain disclosures in Notes 1, 5, and 6 to the consolidated financial statements contained in this report have been restated to reflect the corrections. The corrections are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The impact of the corrections on the consolidated balance sheets and consolidated statements of operations is shown in the accompanying tables. Adjustments to the statement of operations for the three and six months ended December 31, 2005 and 2004 primarily represent adjustments to sales to correct the overstatement of revenues and failing to properly eliminate intercompany revenues. Income tax expense was adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. In addition, the statements of operations reflect minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were individually significant. Balance sheet adjustments for December 31, 2005 primarily represent adjustments to retained earnings and currency translation effects to correct the balance sheet for overstating revenues and failing to properly identify and eliminate intercompany revenues resulting in an improper entry to currency translation effects. In addition, deferred taxes were adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. The balance sheet also reflects minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were significant individually or in the aggregate.

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended December 31, 2005:

	As previously reported	Adjustments	As Restated

Net sales
Products	$38,212	$(215)	$37,997
Development services	5,611	—	5,611

	43,823	(215)	43,608

Cost of goods sold
Products	22,357	10	22,367
Development services	4,049	—	4,049

	26,406	10	26,416

Gross profit	17,417	(225)	17,192

Selling, general, and administrative expenses	8,159	—	8,159
Research, development and engineering expenses	3,428	—	3,428

Operating profit	5,830	(225)	5,605

Other income
Interest income	411	—	411
Miscellaneous income, net	88	(4)	84

Total other income	499	(4)	495

Earnings from continuing operations before income taxes and minority interest	6,329	(229)	6,100

Income tax expense	(2,142)	82	(2,060)
Minority interest	(360)	—	(360)

Net earnings	$3,827	$(147)	$3,680

Net earnings per share:
Basic	$0.21	$(0.01)	$0.20

Diluted	$0.21	$(0.01)	$0.20

Weighted average number of shares:
Basic	18,031	18,031	18,031

Diluted	18,340	18,340	18,340

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended December 31, 2004:

	As previously reported	Adjustments	As Restated

Net sales
Products	$33,530	$(212)	$33,318
Development services	2,477	—	2,477

	36,007	(212)	35,795

Cost of goods sold
Products	21,024	6	21,030
Development services	1,725	—	1,725

	22,749	6	22,755

Gross profit	13,258	(218)	13,040

Selling, general, and administrative expenses	5,723	—	5,723
Research, development and engineering expenses	3,672	—	3,672

Operating profit	3,863	(218)	3,645

Other income
Interest income	175	—	175
Miscellaneous income, net	243	(21)	222

Total other income	418	(21)	397

Earnings from continuing operations before income taxes and minority interest	4,281	(239)	4,042

Income tax expense	(1,542)	124	(1,418)
Minority interest	(275)	5	(270)

Earnings from continuing operations	2,464	(110)	2,354

Discontinued TeraOptix operations, net of tax	(49)	—	(49)
Charges related to the disposal of TeraOptix, net of tax	(114)	—	(114)

Loss from discontinued operations	(163)	—	(163)

Net earnings	$2,301	$(110)	$2,191

Basic - Earnings (loss) per share:
Continuing operations	$0.14	$(0.01)	$0.13
Discontinued operations	(0.01)	—	(0.01)

Net earnings	$0.13	$(0.01)	$0.12

Diluted - Earnings (loss) per share:
Continuing operations	$0.14	$(0.01)	$0.13
Discontinued operations	(0.01)	—	(0.01)

Net earnings	$0.13	$(0.01)	$0.12

Weighted average number of shares:
Basic	17,930	17,930	17,930

Diluted	18,130	18,130	18,130

The following table presents the effect of the Restatement on the consolidated statement of operations for the six months ended December 31, 2005:

	As previously reported	Adjustments	As Restated

Net sales
Products	$68,833	$(468)	$68,365
Development services	9,572	—	9,572

	78,405	(468)	77,937

Cost of goods sold
Products	40,619	19	40,638
Development services	6,954	—	6,954

	47,573	19	47,592

Gross profit	30,832	(487)	30,345

Selling, general, and administrative expenses	14,570	(43)	14,527
Research, development and engineering expenses	6,968	—	6,968

Operating profit	9,294	(444)	8,850

Other income
Interest income	828	—	828
Miscellaneous income, net	216	(9)	207

Total other income	1,044	(9)	1,035

Earnings from continuing operations before income taxes and minority interest	10,338	(453)	9,885

Income tax expense	(3,665)	163	(3,502)
Minority interest	(510)	—	(510)

Net earnings	$6,163	$(290)	$5,873

Net earnings per share:
Basic	$0.34	$(0.02)	$0.33

Diluted	$0.34	$(0.02)	$0.32

Weighted average number of shares:
Basic	18,022	18,022	18,022

Diluted	18,225	18,225	18,225

The following table presents the effect of the Restatement on the consolidated statement of operations for the six months ended December 31, 2004:

	As previously reported	Adjustments	As Restated

Net sales
Products	$59,413	$(370)	$59,043
Development services	4,172	—	4,172

	63,585	(370)	63,215

Cost of goods sold
Products	36,193	17	36,210
Development services	3,021	—	3,021

	39,214	17	39,231

Gross profit	24,371	(387)	23,984

Selling, general, and administrative expenses	11,382	—	11,382
Research, development and engineering expenses	6,880	—	6,880

Operating profit	6,109	(387)	5,722

Other income
Interest income	354	—	354
Miscellaneous income, net	214	(48)	166

Total other income	568	(48)	520

Earnings from continuing operations before income taxes and minority interest	6,677	(435)	6,242

Income tax expense	(2,404)	219	(2,185)
Minority interest	(397)	11	(386)

Earnings from continuing operations	3,876	(205)	3,671

Discontinued TeraOptix operations, net of tax	(110)	—	(110)
Charges related to the disposal of TeraOptix, net of tax	(118)	—	(118)

Loss from discontinued operations	(228)	—	(228)

Net earnings	$3,648	$(205)	$3,443

Basic - Earnings (loss) per share:
Continuing operations	$0.22	$(0.01)	$0.20
Discontinued operations	(0.01)	—	(0.01)

Net earnings	$0.20	$(0.01)	$0.19

Diluted - Earnings (loss) per share:
Continuing operations	$0.21	$(0.01)	$0.20
Discontinued operations	(0.01)	—	(0.01)

Net earnings	$0.20	$(0.01)	$0.19

Weighted average number of shares:
Basic	17,926	17,926	17,926

Diluted	18,099	18,099	18,099

The following table presents the effect of the Restatement on the consolidated balance sheet as of December 31, 2005:

	As previously reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$13,457	$—	$13,457
Marketable securities	20,169	—	20,169
Receivables, net of allowance for doubtful accounts of $544	30,579	(1)	30,578
Inventories	32,980	—	32,980
Prepaid expenses	2,064	(14)	2,050
Deferred income taxes	9,537	—	9,537

Total current assets	108,786	(15)	108,771

Marketable securities	23,915	—	23,915
Property, plant, and equipment, net	31,540	—	31,540
Deferred income taxes	18,100	1,020	19,120
Intangible assets, net	5,892	—	5,892
Other assets	884	—	884

Total assets	$189,117	$1,005	$190,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,212	$—	$11,212
Accrued progress payments	18,515	(69)	18,446
Accrued salaries and wages	5,116	—	5,116
Other accrued expenses	3,973	(50)	3,923
Income taxes payable	1,540	—	1,540

Total current liabilities	40,356	(119)	40,237

Other long-term liabilities	97	—	97
Minority interest	1,138	—	1,138

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value per share:
40,000,000 shares authorized; 18,471,782 shares issued; 18,024,577 shares outstanding	1,848	—	1,848
Additional paid-in capital	143,854	—	143,854
Retained earnings	9,977	(1,537)	8,440
Accumulated other comprehensive income (loss):
Currency translation effects	(2,891)	2,661	(230)
Net unrealized gain on marketable securities	25	—	25

	152,813	1,124	153,937
Less treasury stock, at cost; 447,205 common shares	5,287	—	5,287

Total stockholders’ equity	147,526	1,124	148,650

Total liabilities and stockholders’ equity	$189,117	$1,005	$190,122

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

	(Restated)	(Restated)	(Restated)	(Restated)
Semiconductor
Sales	$24,212	$18,415	$42,648	$34,259
Gross profit	9,369	7,077	16,511	13,471
Gross profit as a % of sales	39%	38%	39%	39%

Industrial
Sales	$19,396	$17,380	$35,289	$28,956
Gross profit	7,823	5,963	13,834	10,513
Gross profit as a % of sales	40%	34%	39%	36%

Total
Sales	$43,608	$35,795	$77,937	$63,215
Gross profit	17,192	13,040	30,345	23,984
Gross profit as a % of sales	39%	36%	39%	38%

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

ZYGO’s Metrology, which includes development services, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) product lines are sold into its two business segments. Supplementary sales and gross profit data by product line is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

	(Restated)	(Restated)	(Restated)	(Restated)
Metrology
Sales	$24,049	$15,877	$40,306	$26,485
Gross profit	10,959	7,396	18,326	11,808
Gross profit as a % of sales	46%	47%	45%	45%

Optical Systems Solutions
Sales	$9,069	$10,692	$18,565	$17,323
Gross profit	1,791	1,733	3,531	3,132
Gross profit as a % of sales	20%	16%	19%	18%

PPS
Sales	$10,490	$9,226	$19,066	$19,407
Gross profit	4,442	3,911	8,488	9,044
Gross profit as a % of sales	42%	42%	45%	47%

Total
Sales	$43,608	$35,795	$77,937	$63,215
Gross profit	17,192	13,040	30,345	23,984
Gross profit as a % of sales	39%	36%	39%	38%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

	(restated)	(restated)	(restated)	(restated)

Domestic	$13,975	$11,988	$26,985	$20,033
Europe	4,859	4,854	7,640	7,501
Japan	19,381	15,393	33,543	29,450
Pacific Rim	5,393	3,560	9,769	6,231

Total	$43,608	$35,795	$77,937	$63,215

NOTE 6: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $15,628 (36% of net sales) and $27,981 (36% of net sales) for the second quarter and six months ended December 31, 2005, as compared with $12,758 (36% of net sales) and $25,350 (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At December 31, 2005 and June 30, 2005, there were, in the aggregate, $7,431 and $3,951, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

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

NOTE 8: INCOME TAXES

The effective tax rate for the three months ended December 31, 2005 decreased by a percentage point to 34% as compared with the prior year period of 35%. The decrease in the effective tax rate was due to the release of tax reserves in a foreign jurisdiction, accounting for a four percentage point decrease in the rate. This decrease was partially offset by an increase in the effective tax rate primarily due to increased income in foreign operations, which operate in higher tax jurisdictions, and an increase in tax upon additional monies repatriated from these foreign operations. The effective tax rate of 35% for the six months ended December 31, 2005, while consistent with the comparable prior year, was affected by the release of tax reserves and the increased income in foreign operations.

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

We achieved an order level for the second quarter of fiscal 2006 of $50.1 million as compared with $38.3 million for the first quarter of fiscal 2006 and $39.4 million for the second quarter of fiscal 2005. This order flow increased backlog at December 31, 2005 to $77.0 million. Orders in the semiconductor segment of $25.9 million increased $6.1 million, or 31%, as compared with the first quarter of fiscal 2006; and increased $5.9 million, or 30%, as compared with the second quarter of fiscal 2005. We continue to receive orders from the flat panel market of the semiconductor segment and expect orders from that market to continue for the immediate future. We also experienced an increase in lithography orders over the prior year period, which continued a strengthening in that market area over the last six months. Orders in the industrial segment of $24.2 million increased by $5.6 million, or 30%, as compared with the first quarter of fiscal 2006 and $4.8 million, or 25%, as compared with the second quarter of fiscal 2005. Orders in the industrial segment were fueled primarily by government contracts for the National Ignition Facility in both our Tucson and Middlefield facilities.

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

Restatement

We are restating our consolidated financial statements for the second quarter of fiscal 2006 for corrections in the accounting of intercompany transactions from certain of our foreign operations. The corrections are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The restated financial statements do not affect our business outlook for future fiscal periods, nor impact our cash position or future cash flows from operations. The impact of the corrections on the consolidated balance sheets and consolidated financial statements of operations is shown in note 2 to our consolidated financial statements included in this Form 10-Q/A

Net Sales

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Net Sales %	Amount	Net Sales %

	(Restated)	(Restated)	(Restated)	(Restated)
Quarter ended December 31
Semiconductor	$18.6	43%	$15.9	44%
Developmental Services	5.6	13%	2.5	7%

Total Semiconductor	24.2	56%	18.4	51%

Total Industrial	19.4	44%	17.4	49%

Total	$43.6	100%	$35.8	100%

Six months ended December 31
Semiconductor	$33.0	43%	$30.1	48%
Developmental Services	9.6	12%	4.2	6%

Total Semiconductor	42.6	55%	34.3	54%

Total Industrial	35.3	45%	29.0	46%

Total	$77.9	100%	$63.3	100%

Net sales in the semiconductor segment increased 32% in the second quarter of fiscal 2006 as compared with the prior year. This increase was due primarily to an increase in developmental services of $3.1 million and flat panel sales of $0.9 million. For the six month period ended December 31, 2005, the semiconductor segment increased 24% as compared with the prior year period due to an increase in developmental services of $5.4 million, flat panel sales of $2.0 million, and new product sales of $0.5 million.

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

Gross Profit by Segment

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended December 31
Semiconductor	$7.8	42%	$6.2	39%
Developmental services	1.6	29%	0.8	32%

Total Semiconductor	9.4	39%	7.0	38%

Total Industrial	7.8	40%	6.0	34%

Total	$17.2	39%	$13.0	36%

Six months ended December 31
Semiconductor	$13.9	42%	$12.3	41%
Developmental services	2.6	27%	1.2	29%

Total Semiconductor	16.5	39%	13.5	39%

Total Industrial	13.8	39%	10.5	36%

Total	$30.3	39%	$24.0	38%

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

Selling, General, and Administrative Expenses (SG&A)

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$8.2	19%	$5.7	16%
Six months ended December 31	$14.5	19%	$11.4	18%

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

Research, Development, and Engineering Expenses (RD&E)

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

Income Tax

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Effective Tax Rate %	Amount	Effective Tax Rate %

Quarter ended December 31	$2.1	34%	$1.4	35%
Six months ended December 31	$3.5	35%	$2.2	35%

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

RELATED PARTY TRANSACTIONS

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $15.6 million (36% of net sales) and $28.0 million (36% of net sales) for the second quarter and six months ended December 31, 2005, as compared with $12.8 million (36% of net sales) and $25.4 million (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At December 31, 2005 and June 30, 2005, there were, in the aggregate, $7.4 million and $4.0 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

We maintained cash, cash equivalents, and marketable securities at December 31, 2005 totaling $57.5 million, an increase of $0.6 million, from $56.9 million at June 30, 2005. At December 31, 2005, working capital was $68.5 million, an increase of $5.1 million from $63.4 million at June 30, 2005. Major fluctuations in working capital included increases in accounts receivable of $2.3 million coupled with decreases in progress payments of $3.4 million, accounts payable of $2.3 million, and accrued liabilities of $1.9 million, which were partially offset by a $4.6 million decrease in cash and short term marketable securities as the result of purchasing additional long term marketable securities. Our $3.0 million line of credit expired during the quarter. The line of credit was renewed subsequent to the end of the quarter in substantially the same terms as the expired line of credit. There have been no borrowings under the line of credit.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We had carried out an evaluation, as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer now have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2005.

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