Form 10-Q
period 2006-03-31
ZYGO CORP
filed 2006-06-27
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

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

18,107,076 shares of Common Stock, $.10 Par Value, at June 19, 2006

EXPLANATORY NOTE

Zygo Corporation (“ZYGO,” “we,” “us,” “our,” or “Company”) has restated our previously issued consolidated financial statements for fiscal years 2005, 2004, and 2003 and our interim consolidated financial statements for the first and second quarters of fiscal 2006 (“Restatement”), because of inadvertent accounting errors in the consolidation of our intercompany revenues from certain of our foreign operations for those periods. Further information on the adjustments can be found in Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2006 reflects restatements of the Company’s consolidated statements of operations for the three- and nine-month periods ended March 31, 2005 and cash flows for the nine-month period ended March 31, 2005 and the notes related thereto. For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to June 30, 2005. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on and timing of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K, as amended, for the fiscal year ended June 30, 2005.

PART I - Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)

Net sales
Products	$37,861	$27,975	$106,226	$87,018
Development services	5,187	5,442	14,759	9,614

	43,048	33,417	120,985	96,632

Cost of goods sold
Products	22,940	16,769	63,577	52,979
Development services	3,661	3,745	10,616	6,766

	26,601	20,514	74,193	59,745

Gross profit	16,447	12,903	46,792	36,887

Selling, general, and administrative expenses	7,982	5,498	22,509	16,880
Research, development, and engineering expenses	3,939	3,809	10,907	10,689

Operating profit	4,526	3,596	13,376	9,318

Other income
Interest income	646	189	1,502	543
Miscellaneous income (expense), net	(10)	(134)	169	32

Total other income	636	55	1,671	575

Earnings from continuing operations before income taxes and minority interest	5,162	3,651	15,047	9,893

Income tax expense	(961)	(1,103)	(4,463)	(3,288)
Minority interest	(104)	(287)	(614)	(673)

Earnings from continuing operations	4,097	2,261	9,970	5,932

Discontinued TeraOptix operations, net of tax	—	(100)	—	(210)
Charges and adjustments on the disposal of TeraOptix, net of tax	—	11	—	(107)

Loss from discontinued operations	—	(89)	—	(317)

Net earnings	$4,097	$2,172	$9,970	$5,615

Basic - Earnings (loss) per share:
Continuing operations	$0.23	$0.12	$0.55	$0.33
Discontinued operations	—	—	—	(0.02)

Net earnings	$0.23	$0.12	$0.55	$0.31

Diluted - Earnings (loss) per share:
Continuing operations	$0.22	$0.12	$0.54	$0.33
Discontinued operations	—	—	—	(0.02)

Net earnings	$0.22	$0.12	$0.54	$0.31

Weighted average shares outstanding:
Basic shares	18,069	17,974	18,037	17,942

Diluted shares	18,475	18,226	18,318	18,140

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	March 31, 2006	June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$16,939	$20,949
Marketable securities	23,331	17,242

Receivables, net of allowance for doubtful accounts of $650 and $663, respectively	26,201	28,124
Inventories	37,318	33,727
Prepaid expenses	1,325	2,126
Deferred income taxes	9,549	8,895

Total current assets	114,663	111,063

Marketable securities	22,815	18,711
Property, plant, and equipment, net	31,567	31,420
Deferred income taxes	18,868	22,333
Intangible assets, net	5,787	5,638
Other assets	798	1,017

Total assets	$194,498	$190,182

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$12,308	$13,510
Accrued progress payments	14,516	21,713
Accrued salaries and wages	6,507	6,220
Other accrued liabilities	4,040	4,731
Income taxes payable	1,971	1,510

Total current liabilities	39,342	47,684

Other long-term liabilities	104	96
Minority interest	1,242	1,249
Commitments and contingencies

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,540,963 shares issued (18,423,026 at June 30, 2005);
18,093,758 shares outstanding (17,975,821 at June 30, 2005)	1,854	1,842
Additional paid-in capital	144,800	142,111
Retained earnings	12,537	2,567
Accumulated other comprehensive income (loss):
Currency translation effects	(116)	(112)
Net unrealized gain on marketable securities	22	32

	159,097	146,440
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	153,810	141,153

Total liabilities and stockholders’ equity	$194,498	$190,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended March 31,

	2006	2005

		(Restated)
Cash provided by operating activities:
Net earnings	$9,970	$5,615

Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	—	317
Depreciation and amortization	4,608	4,379
Deferred income taxes	2,811	2,087
Compensation cost related to share-based payments arrangements	1,389	—
Excess tax benefits from share-based payment arrangements	(120)	—
Minority interest	614	673
Other, net	119	133
Changes in operating accounts:
Receivables	2,094	(1,705)
Inventories	(3,491)	(11,903)
Prepaid expenses	801	(208)
Accounts payable, accrued expenses, and taxes payable	(8,346)	6,580

Net cash provided by continuing operations	10,449	5,968
Net cash used for discontinued operations	—	(420)

Net cash provided by operating activities	10,449	5,548

Cash used for investing activities:
Additions to property, plant, and equipment, net	(4,501)	(7,718)
Purchase of marketable securities	(25,408)	(4,763)
Additions to intangibles and other assets	(460)	(868)
Proceeds from the maturity of marketable securities	15,100	4,325

Net cash used for investing activities	(15,269)	(9,024)
Net cash provided by discontinued operations	—	1,918

Net cash used for investing activities	(15,269)	(7,106)

Cash provided by financing activities:
Employee stock purchase	492	677
Exercise of employee stock options	820	212
Excess tax benefits from share-based payment arangements	120	—
Dividend payment to minority interest	(622)	—

Net cash provided by financing activities	810	889

Net decrease in cash and cash equivalents	(4,010)	(669)
Cash and cash equivalents, beginning of period	20,949	17,462

Cash and cash equivalents, end of period	$16,939	$16,793

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

Zygo Corporation is a worldwide developer and supplier of high performance metrology instruments, high precision optics, optical assemblies, and automation for the semiconductor and industrial markets. The accompanying consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

The Consolidated Balance Sheet at March 31, 2006, the Consolidated Statements of Operations for the three and nine months ended March 31, 2006 and 2005, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our June 30, 2005 Annual Report on Form 10-K, as amended, including items incorporated by reference therein.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Basic weighted average shares outstanding	18,068,637	17,973,834	18,037,323	17,942,028
Dilutive effect of stock options and restricted shares	406,137	252,156	280,753	197,737

Diluted weighted average shares outstanding	18,474,774	18,225,990	18,318,076	18,139,765

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123(R) does not require the recording of compensation expense in periods prior to the date of adoption.

On July 1, 2005, we adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense for the three and nine months ended March 31, 2006 of $128 and $892, net of related tax expense of $71 and $497, respectively. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we made changes to our employee stock purchase plan for periods beginning after July 1, 2005, which rendered the plan non-compensatory in accordance with SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. The following table details the effect on net earnings and earnings per share had compensation expense for the employee share-based awards been recorded in the three and nine months ended March 31, 2005 based on the fair value method under SFAS No. 123.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

	(Restated)	(Restated)

Net earnings, as reported	$2,172	$5,615

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(474)	(2,110)

Pro forma net earnings	$1,698	$3,505

Earnings per share:
Basic - as reported	$0.12	$0.31

Basic - pro forma	$0.09	$0.19

Diluted - as reported	$0.12	$0.31

Diluted - pro forma	$0.09	$0.19

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

We use the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the nine months ended March 31, 2006 and 2005 was $5.41 and $5.86, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended March 31, 2006 and 2005 (no options granted in the three months ended March 31, 2006 and 2005), and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Nine Months Ended March 31,

	2006	2005

Term	4.1 Years	4.5 Years
Volatility	52.9%	71.0%
Dividend Yield	0.0%	0.0%
Risk-free interest rate	3.9%-4.4%	3.2%-3.5%
Forfeiture rate	10.6%	4.0%

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

The following table summarizes information about our stock options granted under our share-based compensation plans for the nine months ended March 31, 2006. Included in the information below are outstanding options from the Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan which expired in fiscal 2003, to the extent the options remain available for exercise.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value (in thousands)

Balance, July 1, 2005	2,069,175	$26.95
Granted	186,000	$11.80
Exercised	(71,619)	$8.92
Forfeited	(87,724)	$34.12

Options outstanding, March 31, 2006	2,095,832	$25.92	6.15	$8,854

Options exercisable, March 31, 2006	1,586,754	$31.14	5.55	$5,435

As of March 31, 2006 there was $2,311 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The total intrinsic value of stock options exercised was $544 and the total fair value of stock awards vested was $1,858 during the nine months ended March 31, 2006.

Cash received from stock option exercises for the nine months ended March 31, 2006 was $639. The income tax benefits from share based arrangements totaled $196, all of which were attributable to stock option exercises.

The following table summarizes information about restricted stock awards granted under share-based compensation plans for the nine months ended March 31, 2006:

	Shares	Weighted Average Grant- Date Fair Value

Non Vested Balance at July 1, 2005	—	$—
Granted	154,800	$11.46
Vested	—	$—
Forfeited	(5,700)	$10.40

Non Vested Balance at March 31, 2006	149,100	$11.50

As of March 31, 2006 there was $1,183 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 4.0 years.

At March 31, 2006 an aggregate of 541,062 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. The Company issues shares to satisfy stock option exercises and restricted stock awards.

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)

Net earnings	$4,097	$2,172	$9,970	$5,615
Unrealized loss on marketable securities, net of tax	(3)	(5)	(10)	(25)
Foreign currency translation effect	114	(410)	(4)	151

Comprehensive income	$4,208	$1,757	$9,956	$5,741

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2006 and June 30, 2005, inventories were as follows:

	March 31, 2006	June 30, 2005

Raw materials and manufactured parts	$15,980	$14,320
Work in process	16,005	15,927
Finished goods	5,333	3,480

	$37,318	$33,727

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2006 and June 30, 2005, property, plant, and equipment were as follows:

	March 31, 2006	June 30, 2005	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	16,086	15,759	15–40
Machinery, equipment, and office furniture	48,913	45,501	3–8
Leasehold improvements	770	715	1–5
Construction in progress	2,756	2,997	—

	69,140	65,587
Accumulated depreciation	(37,573)	(34,167)

	$31,567	$31,420

Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,442 and $1,207, respectively. Depreciation expense for the nine months ended March 31, 2006 and 2005 was $4,243 and $3,964, respectively.

Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 4-20 years. Intangible assets, at cost, at March 31, 2006 and June 30, 2005 were as follows:

	March 31, 2006	June 30, 2005

Patents and trademarks	$6,817	$6,556
License agreements	1,350	1,350

	8,167	7,906
Accumulated amortization	(2,380)	(2,268)

Total	$5,787	$5,638

Intangible amortization expense was $92 and $146 for the three months ended March 31, 2006 and 2005, respectively, and $260 and $370 for the nine months ended March 31, 2006 and 2005, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Consolidated Balance Sheets:

	Nine Months Ended March 31,

	2006	2005

Beginning balance	$1,395	$1,486
Reductions for payments made	(937)	(917)
Changes in accruals related to pre-existing warranties	326	(40)
Changes in accruals related to warranties issued in the current period	955	520

Ending balance	$1,739	$1,049

Supplemental Cash Flow Information

Income tax payments amounted to $921 and $482 for the nine months ended March 31, 2006 and 2005, respectively.

NOTE 2: RESTATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the third quarter of fiscal 2005 for corrections in the accounting of intercompany transactions from certain of our foreign operations. In addition, certain disclosures in Notes 1, 5, and 6 to the consolidated financial statements contained in this report are being restated to reflect the corrections. The corrections are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The impact of the corrections on the consolidated statements of operations is shown in the accompanying tables. Adjustments to the statement of operations for the three and nine months ended March 31, 2005 primarily represent adjustments to sales to correct the overstatement of revenues and failing to properly eliminate intercompany revenues. Income tax expense was adjusted to reflect the income tax effects of the adjustments noted for overstating revenues. In addition, the statements of operations reflect minor adjustments to correct other miscellaneous items identified in the course of the review of the intercompany transactions, none of which were significant individually or in the aggregate.

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended March 31, 2005:

	As previously reported	Adjustments	As restated

Net sales
Products	$28,245	$(270)	$27,975
Development services	5,442	—	5,442

	33,687	(270)	33,417

Cost of goods sold
Products	16,812	(43)	16,769
Development services	3,745	—	3,745

	20,557	(43)	20,514

Gross profit	13,130	(227)	12,903

Selling, general, and administrative expenses	5,498	—	5,498
Research, development and engineering expenses	3,809	—	3,809

Operating profit	3,823	(227)	3,596

Other income (expense)
Interest income	189	—	189
Miscellaneous expense, net	(133)	(1)	(134)

Total other income	56	(1)	55

Earnings from continuing operations before income taxes and minority interest	3,879	(228)	3,651

Income tax expense	(1,217)	114	(1,103)
Minority interest	(287)	—	(287)

Earnings from continuing operations	2,375	(114)	2,261

Discontinued TeraOptix operations, net of tax	(100)	—	(100)
Charges related to the disposal of TeraOptix, net of tax	11	—	11

Loss from discontinued operations	(89)	—	(89)

Net earnings	$2,286	$(114)	$2,172

Basic - Earnings (loss) per share:
Continuing operations	$0.13	$(0.01)	$0.12
Discontinued operations	—	—	—

Net earnings	$0.13	$(0.01)	$0.12

Diluted - Earnings (loss) per share:
Continuing operations	$0.13	$(0.01)	$0.12
Discontinued operations	—	—	—

Net earnings	$0.13	$(0.01)	$0.12

Weighted average number of shares:
Basic	17,974	17,974	17,974

Diluted	18,226	18,226	18,226

The following table presents the effect of the Restatement on the consolidated statement of operations for the nine months ended March 31, 2005:

	As previously reported	Adjustments	As restated

Net sales
Products	$87,658	$(640)	$87,018
Development services	9,614	—	9,614

	97,272	(640)	96,632

Cost of goods sold
Products	53,005	(26)	52,979
Development services	6,766	—	6,766

	59,771	(26)	59,745

Gross profit	37,501	(614)	36,887

Selling, general, and administrative expenses	16,880	—	16,880
Research, development and engineering expenses	10,689	—	10,689

Operating profit	9,932	(614)	9,318

Other income
Interest income	543	—	543
Miscellaneous income, net	81	(49)	32

Total other income	624	(49)	575

Earnings from continuing operations before income taxes and minority interest	10,556	(663)	9,893

Income tax expense	(3,621)	333	(3,288)
Minority interest	(684)	11	(673)

Earnings from continuing operations	6,251	(319)	5,932

Discontinued TeraOptix operations, net of tax	(210)	—	(210)
Charges related to the disposal of TeraOptix, net of tax	(107)	—	(107)

Loss from discontinued operations	(317)	—	(317)

Net earnings	$5,934	$(319)	$5,615

Basic - Earnings (loss) per share:
Continuing operations	$0.35	$(0.02)	$0.33
Discontinued operations	(0.02)	—	(0.02)

Net earnings	$0.33	$(0.02)	$0.31

Diluted - Earnings (loss) per share:
Continuing operations	$0.35	$(0.02)	$0.33
Discontinued operations	(0.02)	—	(0.02)

Net earnings	$0.33	$(0.02)	$0.31

Weighted average number of shares:
Basic	17,942	17,942	17,942

Diluted	18,140	18,140	18,140

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Currently, we do not invest in hybrid instruments or securitized financial assets and would expect any effect on our consolidated financial statements in the future to be immaterial.

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

The results and loss on disposal of the TeraOptix business unit have been presented as separate line items in the accompanying Consolidated Statements of Operations as “Discontinued TeraOptix operations, net of tax,” for all periods presented. The components of cash flow from discontinued operations are as follows:

For the nine months ended March 31, 2005

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(317)
Loss on sale and impairment of assets	94
Deferred income taxes	(178)
Other, net	(19)

Net cash used for operating activities from discontinued operations	(420)

Net cash provided by investing activities	1,918

Net cash provided by discontinued operations	$1,498

There was no cash flow impact from discontinued operations in fiscal 2006.

NOTE 5: SEGMENT INFORMATION

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)
Semiconductor
Sales	$25,534	$18,463	$68,182	$52,722
Gross profit	10,731	7,023	27,242	20,495
Gross profit as a % of sales	42%	38%	40%	39%
Industrial
Sales	$17,514	$14,954	$52,803	$43,910
Gross profit	5,716	5,880	19,550	16,392
Gross profit as a % of sales	33%	39%	37%	37%
Total
Sales	$43,048	$33,417	$120,985	$96,632
Gross profit	16,447	12,903	46,792	36,887
Gross profit as a % of sales	38%	39%	39%	38%

ZYGO’s Metrology, which includes development services, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) product lines are sold into its two business segments. Supplementary sales and gross profit data by product line is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)
Metrology
Sales	$19,862	$17,511	$60,168	$43,996
Gross profit	8,379	8,227	26,705	20,035
Gross profit as a % of sales	42%	47%	44%	46%
Optical Systems Solutions
Sales	$11,482	$9,202	$30,047	$26,525
Gross profit	2,681	1,707	6,212	4,839
Gross profit as a % of sales	23%	19%	21%	18%
PPS
Sales	$11,704	$6,704	$30,770	$26,111
Gross profit	5,387	2,969	13,875	12,013
Gross profit as a % of sales	46%	44%	45%	46%
Total
Sales	$43,048	$33,417	$120,985	$96,632
Gross profit	16,447	12,903	46,792	36,887
Gross profit as a % of sales	38%	39%	39%	38%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)
Domestic	$14,400	$12,742	$41,385	$32,774
Europe	2,966	4,217	10,606	11,719
Japan	22,156	14,929	55,698	44,379
Pacific Rim	3,526	1,529	13,296	7,760

Total	$43,048	$33,417	$120,985	$96,632

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

NOTE 6: RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $16,403 (38% of net sales) and $44,385 (37% of net sales) for the three months and nine months ended March 31, 2006, as compared with $12,839 (38% of net sales) and $38,189 (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 31, 2006 and June 30, 2005, there were, in the aggregate, $5,141 and $3,951, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and nine months ended March 31, 2006, we recognized revenue in the semiconductor segment of $5,187 and $14,759, respectively, for these contracts compared with $5,442 and $9,615, respectively, for the comparable prior year periods. In addition, Canon Inc. paid us progress payments in accordance with the terms of the development contract. The total progress payments related to the development contract remaining at March 31, 2006 were $5,149 and $11,287 at June 30, 2005.

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

As of March 31, 2006, we had six foreign currency forward contracts (yen) outstanding aggregating to $5,700. For the three months ended March 31, 2006, we recognized a gain from foreign currency forward contracts of $14. For the nine months ended March 31, 2006, we recognized a net loss of $2. These gains and losses are included in other income in the Consolidated Statements of Operations. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments to hedge foreign currency exposure prior to the third quarter of fiscal 2005.

NOTE 8: INCOME TAXES

Income tax expense for both the three and nine months ended March 31, 2006 was favorably impacted by the Company’s redetermination of deductions attributable to foreign trading income, also referred to as an Extraterritorial Income Exclusion (“EIE”), related to the current fiscal year and to fiscal 2004. The impact of the EIE reduced the effective tax rate for the three months ended March 31, 2006 to 19% from 30% in the prior year period. The tax rate for the nine months ended March 31, 2006 decreased to 30% from 33% in the comparable prior year period. The EIE had the effect of lowering the estimated annual effective tax rate for the first nine months of fiscal 2006 from 38% to 35%. An additional EIE, which was related to fiscal 2004, further reduced the tax rate from 35% to 30%. Income tax expense for the nine months ended March 31, 2006 was also affected by increased income in foreign jurisdictions, which operate in higher tax jurisdictions and an increase in tax upon additional monies repatriated from these foreign operations, which were partially offset by the release of tax reserves in a foreign jurisdiction that occurred in the second quarter.

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

We serve the semiconductor and industrial markets through our three core product lines: metrology, optical systems solutions, and precision positioning systems. Our semiconductor product offerings include OEM solutions and major technology development projects for the semiconductor capital equipment industry and direct supplied in-line automated yield improvement systems for both flat panel displays and advanced semiconductor packaging manufacturing. Our industrial market products serve the automotive, consumer electronics, defense/aerospace, and all markets other than semiconductor. Industrial market products include optical components, optical systems and measurement-based process control systems for defense, aerospace, and medical device customers and measurement-based process control and yield-enhancement systems for automotive and consumer electronics customers.

Our development services have produced a significant amount of our revenue over the past two years. In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and nine months ended March 31, 2006, we recognized $5.2 million and $14.8 million, respectively, of revenue from these development services contracts as compared with $5.4 million and $9.6 million, respectively, in the prior year comparable periods. The development services contracts that were signed in fiscal 2005 were cost plus contracts. We currently expect the remaining revenues on those contracts to be approximately $7.5 million which should be recognized over the next three to four quarters. To the extent that total actual costs on the contracts may be less than currently anticipated, the resulting development services revenue could be less than the currently estimated value of the contract. Additionally, our period over period comparable sales in the future could be adversely affected if we do not expand our overall business sufficiently to offset the decline in development services revenue.

We achieved an order level for the third quarter of fiscal 2006 of $45.3 million as compared with $50.3 million for the second quarter of fiscal 2006 and $37.7 million for the third quarter of fiscal 2005. This order flow increased backlog at March 31, 2006 to $79.3 million. Orders in the semiconductor segment of $30.4 million increased $4.3 million, or 16%, as compared with the second quarter of fiscal 2006; and increased $6.8 million, or 29%, as compared with the third quarter of fiscal 2005. We continue to receive orders from the flat panel market of the semiconductor segment and expect orders from that market to continue for the immediate future. We also experienced an increase in lithography orders over the prior year period, which continued a strengthening in that market area over the last nine months. Orders in the industrial segment of $14.9 million decreased by $9.3 million, or 38%, as compared with the second quarter of fiscal 2006 but increased by $0.8 million, or 6%, as compared with the third quarter of fiscal 2005. The decrease in industrial orders from the second quarter of fiscal 2006 was primarily due to the large government orders received in the second quarter which were not expected to be repeated in this quarter.

Beginning in the first quarter of fiscal 2006, we are required to record the expense of share-based payment transactions. Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of June 30, 2005. In the quarter ended March 31, 2006, operating income was reduced by $0.2 million for share-based payment compensation expense, which reduced our quarterly diluted earnings per share by $0.01. For the nine months ended March 31, 2006, operating income was reduced by $1.4 million for share-based payment compensation expense, which reduced our nine month diluted earnings per share by $0.05. The share-based compensation expense related to current outstanding stock options and restricted shares and to future issuances of stock options which are presently known to us is estimated to be approximately $0.4 million in the fourth quarter of fiscal 2006.

Restatement

We have restated our consolidated financial statements for the third quarter of fiscal 2005 for corrections in the accounting of intercompany transactions from certain of our foreign operations. The corrections are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. The tax effects on the corrections and other minor adjustments have also been reflected in these restatements.

The restated financial statements do not affect our business outlook for future fiscal periods, nor impact our cash position or future cash flows from operations. The impact of the corrections on the consolidated balance sheets and consolidated financial statements of operations is shown in note 2 to our consolidated financial statements included in this Form 10-Q/A.

Net Sales

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Net Sales %	Amount	Net Sales %

			(Restated)	(Restated)
Quarter ended March 31
Semiconductor	$20.3	47%	$13.0	39%
Development Services	5.2	12%	5.4	16%

Total Semiconductor	25.5	59%	18.4	55%

Total Industrial	17.5	41%	15.0	45%

Total	$43.0	100%	$33.4	100%

Nine months ended March 31
Semiconductor	$53.4	44%	$43.1	45%
Development Services	14.8	12%	9.6	10%

Total Semiconductor	68.2	56%	52.7	55%

Total Industrial	52.8	44%	43.9	45%

Total	$121.0	100%	$96.6	100%

Net sales in the semiconductor segment increased 39% in the third quarter of fiscal 2006 as compared with the prior year. This increase was due primarily to an increase in lithography sales of $4.9 million and flat panel sales of $0.9 million. For the nine month period ended March 31, 2006, the semiconductor segment increased 29% as compared with the prior year period due to an increase in development services of $5.2 million, lithography sales $3.9 million, and flat panel sales of $2.7 million.

Net sales in the industrial segment increased by 17% in the third quarter of fiscal 2006 as compared with the prior year period primarily due to increased volume related to contract manufacturing and optical systems shipments. For the nine month period ended March 31, 2006, the industrial segment net sales increased 20% as compared with the prior year period due to increased volume related to contract manufacturing and optical systems assemblies of $5.4 million.

Sales in U.S. dollars for the three and nine months of fiscal 2006 were $34.3 million, or 80%, and $99.2, or 82%, respectively, of total net sales for the periods. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. Management believes the percentage of sales in foreign currencies may increase in the current year due to an increase in sales denominated in yen to Japanese customers. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Gross Profit by Segment

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Gross Profit %	Amount	Gross Profit %

			(Restated)	(Restated)
Quarter ended March 31
Semiconductor	$9.2	45%	$5.4	42%
Developmental services	1.5	29%	1.6	30%

Total Semiconductor	10.7	42%	7.0	38%

Total Industrial	5.7	33%	5.9	39%

Total	$16.4	38%	$12.9	39%

Nine months ended March 31
Semiconductor	$23.0	43%	$17.7	41%
Developmental services	4.2	28%	2.8	29%

Total Semiconductor	27.2	40%	20.5	39%

Total Industrial	19.6	37%	16.4	37%

Total	$46.8	39%	$36.9	38%

Gross profit as a percentage of sales for the three and nine months of fiscal 2006 remained flat as compared to prior year periods primarily due to decreases in the industrial segment margins being offset by increases in the semiconductor segment margins. Industrial segment margins decreased due in part to manufacturing interruptions within the optical systems group. The overall semiconductor segment margins stayed relatively stable despite a decrease in development services margins. Margins on semiconductor product sales increased primarily due to improved factory performance but were also negatively impacted by two development tools that carried lower than planned margins. General factory costs, including warranty, factory efficiency costs, and inventory related costs, were lower than in the prior year.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$8.0	19%	$5.5	16%
Nine months ended March 31	$22.5	19%	$16.9	17%

The third quarter increase in SG&A was primarily due to increased employee expenses, including management incentives of $1.3 million, increased selling expenses related to new market initiatives of $0.8 million, primarily related to the new offices in Korea, Taiwan, and mainland China, and share-based compensation expense of $0.1 million. For the nine months ended March 31, 2006, the increase in SG&A was due to increased employee expenses, including management incentives of $3.5 million, costs associated with increasing our presence in the Pacific Rim with the opening of new offices within the last year in Korea, Taiwan, and mainland China of $1.2 million, share-based compensation expense of $0.9 million, and increased selling and general expenses related to new initiatives in our west coast operations of $0.4 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$3.9	9%	$3.8	11%
Nine months ended March 31	$10.9	9%	$10.7	11%

Their was a small increase in RD&E for the third quarter and first nine months of fiscal 2006 as compared with the prior year periods. In the third quarter of fiscal 2006 the increase in RD&E expenses was primarily due to the opening of our Oregon engineering and product development office earlier in the year. For the first nine months of fiscal 2006, RD&E expenses increased as compared with the prior year period due to the Oregon office. Additionally, RD&E expenses for the year were reduced by a reimbursement from a customer of $0.7 million for research costs incurred. Current year initiatives are focused in the semiconductor segment, most notably in the display and packaging markets, and include the opening of our Oregon office as mentioned above. Share-based compensation expense included in RD&E for the first nine months of fiscal 2006 was $0.2 million.

Income Tax Expense

	Fiscal 2006		Fiscal 2005

(In millions)	Amount	Tax Rate %	Amount	Tax Rate %

			(Restated)	(Restated)

Quarter ended March 31	$1.0	19%	$1.1	30%
Nine months ended March 31	$4.5	30%	$3.3	33%

Income tax expense for both the three and nine months ended March 31, 2006 was favorably impacted by the Company’s redetermination of deductions attributable to foreign trading income, also referred to as an Extraterritorial Income Exclusion (“EIE”), related to the current fiscal year and to fiscal 2004. The impact of the EIE reduced the effective tax rate for the three months ended March 31, 2006 to 19% from 30% in the prior year period. The tax rate for the nine months ended March 31, 2006 decreased to 30% from 33% in the comparable prior year period. The EIE had the effect of lowering the estimated annual effective tax rate for the first nine months of fiscal 2006 from 38% to 35%. An additional EIE, which was related to fiscal 2004, further reduced the tax rate from 35% to 30%. Income tax expense for the nine months ended March 31, 2006 was also affected by increased income in foreign jurisdictions, which operate in higher tax jurisdictions and an increase in tax upon additional monies repatriated from these foreign operations, which were partially offset by the release of tax reserves in a foreign jurisdiction that occurred in the second quarter.

RELATED PARTY TRANSACTIONS

Sales to Canon Inc., one of our significant stockholders, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $16.4 million (38% of net sales) and $44.4 million (37% of net sales) for the third quarter and nine months ended March 31, 2006, as compared with $12.8 million (38% of net sales) and $38.2 million (40% of net sales) for the comparable prior year periods. These sales include revenues generated from the development agreements referenced below. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 31, 2006 and June 30, 2005, there were, in the aggregate, $5.1 million and $4.0 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc.

In September 2002, we entered into a contract with Canon Inc. related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon Inc. related to the development of prototype production tools and accessories. During the three and nine month ended March 31, 2006, we recognized revenue in the semiconductor segment of $5.2 million and $14.8 million, respectively, from these contracts as compared with $5.4 million and $9.6 million, respectively, for the comparable prior year periods. According to the terms of the agreements, we also receive progress payments during the course of the contract. As of March 31, 2006 and June 30, 2005, we received $5.1 million and $11.3 million, respectively, of progress payments in excess of services performed.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, working capital was $75.3 million, an increase of $11.9 million from $63.4 million at June 30, 2005. We maintained cash, cash equivalents, and marketable securities at March 31, 2006 totaling $63.1 million, an increase of $6.2 million, from $56.9 million at June 30, 2005. Cash flow from operations contributed $10.4 million in the nine months ended March 31, 2006, with the benefit derived primarily from our results of operations of $10.0 million, which included non-cash expenses of $9.4 million, along with a decrease in our receivables of $2.1 million. Offsetting these incoming cash flows were an increase in inventories of $3.5 million and a decrease in accounts payable, accrued expenses, and taxes payable of $8.3 million.

Acquisitions of property, plant, and equipment totaled $1.5 million and $4.5 during the three and nine months ended March 31, 2006. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, accounting for income taxes, valuation of long-lived assets, and valuation of share-based payments to be critical policies due to the estimates and judgments involved in each.

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

Share-Based Payments

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, dividend yields and forfeiture rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first nine months of fiscal 2006. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by losses and gains on the underlying transactions.

For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2005 filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on March 29, 2006 and as described in our Explanatory Note to this Form 10-Q and note 2 to our accompanying consolidated financial statements included herein, in connection with conducting an internal review of our tax return, we determined that inadvertent accounting errors were made in the consolidation of our intercompany revenues from certain of our foreign operations. The errors are the result of our failure to identify and eliminate certain intercompany revenues attributed to our Singapore and Taiwan offices, which resulted in our overstating reported revenues, from fiscal 2001 through the second quarter of fiscal 2006. Based on the impact of the aforementioned accounting errors, we determined to restate our financial statements as of June 30, 2005 and 2004 and for each of the years in the three-year period ended June 30, 2005, as well as interim financial statements for the quarters ended September 30, 2005 and December 31, 2005. Our restated consolidated financial statements for fiscal years 2005, 2004, and 2003 included in Form 10-K/A also include disclosure of restated quarterly results for 2005 and 2004.

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

In response to this material weakness, management performed additional analyses and other post-closing procedures to ensure our consolidated financial statements included in this Form 10-Q were prepared in accordance with generally accepted accounting principles. During the period from April to May 2006, we implemented remedial measures to address the identified material weakness. We improved procedures related to the recording and reporting of our intercompany transactions, including dedicating additional resources to our consolidation process and the procedures and controls surrounding the consolidation process, and increased review and approval controls by senior financial personnel over the personnel that perform the consolidation. These improved procedures included ensuring that the inter-company activity is properly identified and eliminated in consolidation.

Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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