Form 10-K/A
period 2005-06-30
ZYGO CORP
filed 2006-07-20
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

18,126,639 Shares of Common Stock, $.10 Par Value, at September 2, 2005

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K/A, as amended, to the extent stated herein.

ZYGO CORPORATION
EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A of Zygo Corporation amends the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2005, as amended by Amendments No. 1 and No. 2 on Form 10-K/A. This Amendment No. 3 is being filed to reflect revised Section 302 certifications of the chief executive officer and the chief financial officer, as the originally contained Section 302 certifications in Form 10-K/A Amendment No. 2 inadvertently omitted a portion of the certification. These Section 302 certifications are presented in their entirety in this Amendment No. 3 on Form 10-K/A and are included herein as Exhibits 31.1 and 31.2. Except for the newly issued 302 certifications, there have been no other changes made from the previously filed Form 10-K/A.

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

ZYGO CORPORATION

Registrant

By	/s/ Walter A. Shephard	Date	July 20, 2006

Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ J. Bruce Robinson	Chairman, President, and Chief	July 20, 2006
Executive Officer
J. Bruce Robinson

	/s/ Walter A. Shephard	Vice President, Finance, Chief	July 20, 2006
Financial Officer, and Treasurer
Walter A. Shephard

	*	Senior Vice President, Technology	July 20, 2006
and Director
Carl A. Zanoni

	*	Director	July 20, 2006

(Eugene G. Banucci)

	*	Director	July 20, 2006

(Youssef A. El-Mansy)

	*	Director	July 20, 2006

(Paul F. Forman)

	*	Director	July 20, 2006

(Samuel H. Fuller)

	*	Director	July 20, 2006

(Seymour E. Liebman)

	*	Director	July 20, 2006

(Robert G. McKelvey)

	*	Director	July 20, 2006

(Robert B. Taylor)

	*	Director	July 20, 2006

(Carol P. Wallace)

	*	Director	July 20, 2006

(Bruce W. Worster)

* By:	/s/ Walter A. Shephard

Walter A. Shephard Attorney-in-fact

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