Form 10-Q
period 2006-09-30
ZYGO CORP
filed 2006-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________________  to  _________________________________

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

18,432,704 shares of Common Stock, $.10 Par Value, at October 26, 2006

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on and timing of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2006.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2006	2005

Net sales
Products	$38,821	$30,368
Development services	2,286	3,961

	41,107	34,329

Cost of goods sold
Products	21,743	18,270
Development services	1,573	2,906

	23,316	21,176

Gross profit	17,791	13,153

Selling, general, and administrative expenses	7,525	6,368
Research, development, and engineering expenses	5,124	3,540

Operating profit	5,142	3,245

Other income
Interest income	725	417
Miscellaneous income	45	123

Total other income	770	540

Earnings before income taxes and minority interest	5,912	3,785

Income taxes	(2,069)	(1,442)
Minority interest	(191)	(150)

Net earnings	$3,652	$2,193

Basic - Earnings per share	$0.20	$0.12

Diluted - Earnings per share	$0.20	$0.12

Weighted average shares outstanding

Basic shares	18,118	18,013

Diluted shares	18,445	18,137

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	September 30, 2006	June 30, 2006

Assets
Current assets:
Cash and cash equivalents	$13,673	$20,318
Marketable securities	24,534	21,415
Receivables, net of allowance for doubtful accounts of $490 and $588, respectively	29,752	33,759
Inventories	40,687	38,082
Prepaid expenses	2,370	2,106
Deferred income taxes	12,054	11,959

Total current assets	123,070	127,639

Marketable securities	22,675	23,743
Property, plant, and equipment, net	33,237	32,631
Deferred income taxes	13,663	15,433
Intangible assets, net	5,922	5,925
Other assets	963	812

Total assets	$199,530	$206,183

Liabilities and Stockholders’ Equity
Current liabilities:
Payables	$10,058	$13,987
Accrued progress payments	14,624	17,031
Accrued salaries and wages	4,221	8,445
Other accrued liabilities	3,829	4,258
Income taxes payable	1,476	2,004

Total current liabilities	34,208	45,725

Other long-term liabilities	443	101
Minority interest	1,610	1,419
Commitments and contingencies

Stockholders’ equity:
Common Stock, $.10 par value per share:
40,000,000 shares authorized;
18,565,834 shares issued (18,552,684 at June 30, 2006);
18,118,629 shares outstanding (18,105,479 at June 30, 2006)	1,856	1,855
Additional paid-in capital	145,997	145,225
Retained earnings	20,704	17,052
Accumulated other comprehensive income (loss):
Currency translation effects	(17)	74
Net unrealized gain on marketable securities	16	19

	168,556	164,225
Less treasury stock, at cost (447,205 shares)	5,287	5,287

Total stockholders’ equity	163,269	158,938

Total liabilities and stockholders’ equity	$199,530	$206,183

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,

	2006	2005

Cash provided by (used for) operating activities:
Net earnings	$3,652	$2,193

Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	1,594	1,499
Deferred income taxes	1,673	1,052
Compensation cost related to share-based payments arrangements	601	374
Excess tax benefits from share-based payment arrangements	(1)	(11)
Minority interest	191	150
Other, net	(91)	14
Changes in operating accounts:
Receivables	4,002	3,082
Inventories	(2,638)	(1,288)
Prepaid expenses	(267)	26
Accounts payable, accrued expenses, and taxes payable	(11,138)	(3,602)

Net cash provided by (used for) operating activities	(2,422)	3,489

Cash used for investing activities:
Additions to property, plant, and equipment, net	(2,180)	(1,424)
Purchase of marketable securities	(7,054)	(9,478)
Additions to intangibles and other assets	(90)	(209)
Proceeds from the maturity of marketable securities	5,000	4,015

Net cash used for investing activities	(4,324)	(7,096)

Cash provided by (used for) financing activities:
Employee stock purchase	161	293
Exercise of employee stock options	12	135
Excess tax benefits from share-based payment arrangements	1	11
Dividend payment to minority interest	—	(622)

Net cash provided by (used for) financing activities	174	(183)

Effect of exchange rate changes on cash and cash equivalents	(73)	—

Net decrease in cash and cash equivalents	(6,645)	(3,790)
Cash and cash equivalents, beginning of period	20,318	20,949

Cash and cash equivalents, end of period	$13,673	$17,159

Supplemental Cash Flow Information

Income tax payments amounted to $896 and $392 for the three months ended September 30, 2006 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at September 30, 2006, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2006, including items incorporated by reference therein.

Note 2: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,

	2006	2005

Basic weighted average shares outstanding	18,117,726	18,013,229
Dilutive effect of stock options and restricted shares	327,677	124,149

Diluted weighted average shares outstanding	18,445,403	18,137,378

Note 3: Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for the fiscal year beginning July 1, 2007. The Company is currently evaluating the impact of the provisions of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 30, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not expect the adoption of SAB 108 to have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of FAS 158.

Note 4: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2006 and 2005 of $601 and $374, respectively, with a related tax benefit of $216 and $142, respectively. Beginning after July 1, 2005, we made changes to our employee stock purchase plan which rendered the plan non-compensatory in accordance with SFAS No. 123(R), “Share-Based Payment”.

Stock-Options

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2007 and 2006 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2006 and 2005 was $5.93 and $4.75, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended September 30, 2006 and 2005, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30,

	2006	2005

Term	4.1 Years	4.1 Years
Volatility	52.1%	52.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	4.1%
Forfeiture rate	10.7%	10.6%

Term – This is generally the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

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

Restricted Stock

Our share-based compensation expense also includes the effects of restricted stock grants. The compensation expense related to restricted stock grants is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term.

Note 5: Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended September 30,

	2006	2005

Net earnings	$3,652	$2,193

Unrealized loss on marketable securities, net of tax	(3)	(4)
Foreign currency translation effect	(91)	(61)

Comprehensive income	$3,558	$2,128

Note 6: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2006 and June 30, 2006, inventories were as follows:

	September 30, 2006	June 30, 2006

Raw materials and manufactured parts	$18,051	$17,536
Work in process	18,640	17,321
Finished goods	3,996	3,225

	$40,687	$38,082

Note 7: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2006 and June 30, 2006, property, plant, and equipment were as follows:

	September 30, 2006	June 30, 2006	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	16,883	16,848	15–40
Machinery, equipment, and office furniture	50,795	49,889	3–8
Leasehold improvements	756	772	1–5
Construction in progress	3,857	2,916	—

	72,906	71,040
Accumulated depreciation	(39,669)	(38,409)

	$33,237	$32,631

Depreciation expense for the three months ended September 30, 2006 and 2005 was $1,520 and $1,370, respectively.

Note 8: Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at September 30, 2006 and June 30, 2006 were as follows:

	September 30, 2006	June 30, 2006

Patents and trademarks	$7,096	$7,042
License agreements	—	1,350

	7,096	8,392
Accumulated amortization	(1,174)	(2,467)

Total	$5,922	$5,925

Intangible amortization expense was $74 and $107 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

Note 9: Warranty

A limited warranty is provided on our products for periods ranging from 3 to 18 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to the expense will be required.

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,

	2006	2005

Beginning balance	$1,660	$1,396
Reductions for payments made	(310)	(277)
Changes in accruals related to pre-existing warranties	131	109
Changes in accruals related to warranties issued in the current period	250	262

Ending balance	$1,731	$1,490

Note 10: Segment Information

We operate in two principal business segments globally: Semiconductor and Industrial. The segment data is presented below in a manner consistent with management’s internal measurement of the business.

	Three Months Ended September 30,

	2006	2005

Semiconductor
Sales	$25,798	$18,436
Gross profit	$10,877	$7,141
Gross profit as a % of sales	42%	39%

Industrial
Sales	$15,309	$15,893
Gross profit	$6,914	$6,012
Gross profit as a % of sales	45%	38%

Total
Sales	$41,107	$34,329
Gross profit	$17,791	$13,153
Gross profit as a % of sales	43%	38%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

ZYGO’s Metrology, which includes development services, Optical Systems Solutions, and Precision Positioning Systems (“PPS”) business units’ product lines are sold into our two business segments. Supplementary sales and gross profit data by business unit is as follows:

	Three Months Ended September 30,

	2006	2005

Metrology
Sales	$19,501	$16,257
Gross profit	$9,294	$7,367
Gross profit as a % of sales	48%	45%

Optical Systems Solutions
Sales	$9,309	$9,496
Gross profit	$3,071	$1,740
Gross profit as a % of sales	33%	18%

PPS
Sales	$12,297	$8,576
Gross profit	$5,426	$4,046
Gross profit as a % of sales	44%	47%

Total
Sales	$41,107	$34,329
Gross profit	$17,791	$13,153
Gross profit as a % of sales	43%	38%

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended September 30,

	2006	2005

Domestic	$15,164	$13,010
Europe	3,795	2,781
Japan	15,351	14,162
Pacific Rim	6,797	4,376

Total	$41,107	$34,329

Note 11: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12,617 (31% of net sales) and $12,353 (36% of net sales) for the three months ended September 30, 2006 and 2005, respectively. Included in these sales to Canon are sales related to development services of certain interferometers of $2,286 and $3,961 for the three months ended September 30, 2006 and 2005, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis.

At September 30, 2006 and June 30, 2006, there were, in the aggregate, $5,346 and $5,966, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc. In addition, Canon Inc. paid us progress payments related to the development services of certain interferometers. The total progress payments related to the development services remaining at September 30, 2006 was $1,049.

Note 12: Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore, are marked-to-market with changes in fair value recorded in the Condensed Statement of Operations. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts should largely offset corresponding losses and gains on the underlying transactions.

As of September 30, 2006, we had five foreign currency forward contracts (Yen) outstanding aggregating to $4,000. For the three months ended September 30, 2006 and 2005, we recognized gains from foreign currency forward contracts of $159 and $82, respectively. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. These net gains and losses are included in other income in the Condensed Consolidated Statements of Operations.

Note 13: Income Taxes

The income tax rate for the three months ended September 30, 2006 was 35% compared with 38% for the three months ended September 30, 2005. This decrease in the tax rate is primarily impacted by an increased deduction related to foreign trading income from the Extraterritorial Income Exclusion, an increase in earnings in lower tax jurisdictions, and a decrease in monies repatriated from foreign jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

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

We serve our semiconductor and industrial market segments through our three core business units: Metrology, Optical Systems Solutions, and Precision Positioning Systems. Our semiconductor product offerings include OEM solutions for the semiconductor capital equipment industry and direct supplied in-line automated process metrology and inspection systems for both flat panel display and chip manufacturing. Our industrial market products serve the automotive, consumer electronics, defense, aerospace, medical, and all markets other than semiconductor. Industrial market products include optical components, optical systems and measurement-based process control systems for defense, aerospace, and medical device customers and measurement-based process control and yield-enhancement systems for automotive and consumer electronics customers.

We also perform development services, which have produced a significant amount of our revenue over the past several years. These development services contracts with Canon Inc. are expected to be completed during the first half of fiscal 2007. In fiscal 2006, we recognized $20.0 million on these development services contracts and expect approximately $4 million to be recognized in fiscal 2007, of which $2.3 million has been recognized during the first quarter. Currently, we do not expect comparable total sales to be adversely affected year over year due to the completion of the development services contracts. Increases in overall sales and new product sales demonstrated in the current quarter, coupled with strong orders and commitments, is expected to more than offset the decrease in the development services revenue in the current year.

We achieved an order level for the first quarter of fiscal 2007 of $47.8 million as compared with $38.3 million for the first quarter of fiscal 2006. This order flow increased backlog at September 30, 2006 to $87.4 million.  Orders in the semiconductor segment of $30.1 million increased $10.4 million, or 53%, as compared with the first quarter of fiscal 2006. We continue to receive orders from the flat panel market of the semiconductor segment and received a multi-million dollar commitment for our new front-end semiconductor process tool, the Z3D-7000™. We also continue to experience an increase in lithography orders. Orders are included in our backlog to the extent they are expected to be delivered within a twelve month period. Backlog does not include commitments from customers with expected delivery dates beyond twelve months.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, management considers the Company’s policies on Revenue Recognition and Allowance for Doubtful Accounts; Inventory Valuation; Other than Temporary Impairment of Marketable Securities; Share-Based Compensation; Warranty Costs; Accounting for Income Taxes; Valuation of Long-Lived Assets; and accruals for Health Insurance to be critical accounting policies due to the estimates; assumptions and application of judgment involved in each.

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2007		Fiscal 2006

(In millions)	Amount	Net Sales %	Amount	Net Sales %

Quarter ended September 30
Semiconductor	$23.5	57%	$14.4	42%
Development services	2.3	6%	4.0	12%

Total Semiconductor	25.8	63%	18.4	54%

Total Industrial	15.3	37%	15.9	46%

Total	$41.1	100%	$34.3	100%

Overall, net sales increased 20% in the first quarter of fiscal 2007 as compared with the prior year. Net sales in the semiconductor segment increased 40% in the first quarter of fiscal 2007 as compared with the prior year. This increase was due primarily to volume increases in lithography sales of $4.4 million, flat panel sales of $2.1 million, and new product sales of $1.6 million, partially offset by the anticipated decline in development services of $1.7 million. Net sales in the industrial segment decreased by 4% in the first quarter of fiscal 2007 as compared with the prior year period. This decrease was primarily due to lower sales in the Japan and Pacific rim region of $1.2 million related to larger than average sales volume which occurred in the prior year and was partially offset by increased contract manufacturing and overall general product sales increases in the U.S of $0.6 million.

Sales in U.S. dollars for the first quarter of fiscal 2007 were $34.6 million or 84% of total net sales for the periods. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currency other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the Euro and Yen would have an immaterial impact on our condensed consolidated financial position and results of operations.

Gross Profit by Segment

	Fiscal 2007		Fiscal 2006

(In millions)	Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended September 30
Semiconductor	$10.2	43%	$6.1	42%
Development services	0.7	30%	1.1	28%

Total Semiconductor	10.9	42%	7.2	39%

Total Industrial	6.9	45%	6.0	38%

Total	$17.8	43%	$13.2	38%

Gross profit as a percentage of sales for the first quarter of fiscal 2007 increased by 5 percentage points as compared with the prior year period. Improved factory performance and material cost reductions across both segments contributed almost 3 percentage points of the overall increase of the gross profit as a percentage of sales in the first quarter of fiscal 2007 over the prior year period. We are continuing to implement lean manufacturing initiatives which has contributed to improved utilization of our manufacturing resources. Changes in product mix accounted for 2 percentage points of the increase as lower margin sales, such as development services and contract manufacturing, represented a lower percentage of sales, 18%, in the first quarter of fiscal 2007 as compared with 27% in the first quarter of the prior year. These lower margin sales also showed improvement in margins over the prior year.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2007		Fiscal 2006

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$7.5	18%	$6.4	19%

The first quarter increase in SG&A primarily was due to increased employee expenses of $0.7 million, and increased selling expenses related to new market initiatives of $0.1 million. The increase in employee expenses includes increased sales and technical support and increased costs relating to management incentives.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2007		Fiscal 2006

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$5.1	12%	$3.5	10%

The increase in RD&E for the first quarter of fiscal 2007 as compared with the prior year periods was primarily attributable to an increase in expenses related to semiconductor projects of $1.2 million. We expect this trend of higher RD&E activity within semiconductor projects, most notably in the display and packaging markets, to continue.

Income Taxes

	Fiscal 2007		Fiscal 2006

(In millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$2.1	35%	$1.4	38%

The income tax rate for the three months ended September 30, 2006 was 35% compared with 38% for the three months ended September 30, 2005. This decrease in the tax rate is primarily impacted by an increased deduction related to foreign trading income from the Extraterritorial Income Exclusion, an increase in earnings in lower tax jurisdictions, and a decrease in monies repatriated from foreign jurisdictions.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $12.6 million (31% of net sales) and $12.4 million (36% of net sales) for the three months ended September 30, 2006 and 2005, respectively. Included in these sales to Canon are sales related to development services of certain interferometers of $2.3 million and $4.0 million for the three months ended September 30, 2006 and 2005, respectively. Selling prices of products sold to Canon Inc. and Canon Sales Co., Inc. are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis.

At September 30, 2006 and June 30, 2006, there were, in the aggregate, $5.3 million and $6.0 million, respectively, of trade accounts receivable from Canon Inc. and Canon Sales Co., Inc. In addition, Canon Inc. paid us progress payments related to the development services of certain interferometers. The total progress payments related to the development services remaining at September 30, 2006 was $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, cash and marketable securities were $60.9 million, a decrease of $4.6 million from the $65.5 million at June 30, 2006. Cash flows from operating activities were a negative $2.4 million for the first quarter of fiscal 2007 as compared with positive cash flows of $3.5 million in the prior year. The decrease in operating cash flows was primarily due to decreases in accounts payable of $4.0 million, payments of bonus and profit sharing accruals of $4.2 million, a decrease in progress payments of $2.4 million, and an increase in inventory of $2.6 million to support the backlog. These decreases in cash were partially offset by decreases in receivables of $4.1 million and deferred income taxes of $1.7 million.

Acquisitions of property, plant, and equipment were $2.2 million for the first quarter of fiscal 2007 as compared with $1.4 million for the first quarter of fiscal 2006.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement at September 30, 2006 and June 30, 2005. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The agreement expires in November 2006 and is expected to be renewed for an additional year. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first three months of fiscal 2007. For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by ZYGO in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by ZYGO in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 9, 2006