Form 10-Q
period 2006-12-31
ZYGO CORP
filed 2007-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________ to ____________________________

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

18,460,726 shares of Common Stock, $.10 Par Value, at February 2, 2007

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on and timing of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2006.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net sales
Products	$43,088	$37,997	$81,909	$68,365
Development services	1,594	5,611	3,880	9,572
	44,682	43,608	85,789	77,937
Cost of goods sold
Products	23,708	22,367	45,451	40,638
Development services	1,207	4,049	2,780	6,954
	24,915	26,416	48,231	47,592
Gross profit	19,767	17,192	37,558	30,345

Selling, general, and administrative expenses	8,733	8,159	16,258	14,527
Research, development, and engineering expenses	5,461	3,428	10,585	6,968
Operating profit	5,573	5,605	10,715	8,850

Other income
Interest income	703	411	1,428	828
Miscellaneous income (expense)	(15)	84	30	207
Total other income	688	495	1,458	1,035
Earnings before income taxes and
minority interest	6,261	6,100	12,173	9,885

Income taxes	(2,191)	(2,060)	(4,260)	(3,502)
Minority interest	(356)	(360)	(547)	(510)
Net earnings	$3,714	$3,680	$7,366	$5,873

Basic - Earnings per share	$0.20	$0.20	$0.41	$0.33
Diluted - Earnings per share	$0.20	$0.20	$0.40	$0.32

Weighted average shares outstanding
Basic shares	18,126	18,031	18,122	18,022
Diluted shares	18,566	18,340	18,504	18,225

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars, except share amounts)

	December 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$18,980	$20,318
Marketable securities	26,106	21,415
Receivables, net of allowance for doubtful accounts
of $578 and $588, respectively	30,272	33,759
Inventories	44,300	38,082
Prepaid expenses	2,312	2,106
Deferred income taxes	12,105	11,959
Total current assets	134,075	127,639

Marketable securities	20,811	23,743
Property, plant, and equipment, net	34,325	32,631
Deferred income taxes	12,313	15,433
Intangible assets, net	6,016	5,925
Other assets	616	812
Total assets	$208,156	$206,183

Liabilities and Stockholders' Equity
Current liabilities:
Payables	$10,803	$13,987
Accrued progress payments	15,183	17,031
Accrued salaries and wages	5,641	8,445
Other accrued liabilities	4,302	4,258
Income taxes payable	1,978	2,004
Total current liabilities	37,907	45,725

Other long-term liabilities	496	101
Minority interest	1,967	1,419
Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value per share:
40,000,000 shares authorized;
18,577,536 shares issued (18,552,684 at June 30, 2006);
18,130,331 shares outstanding (18,105,479 at June 30, 2006)	1,858	1,855
Additional paid-in capital	146,630	145,225
Retained earnings	24,418	17,052
Accumulated other comprehensive income:
Currency translation effects	154	74
Net unrealized gain on marketable securities	13	19
	173,073	164,225
Less treasury stock, at cost (447,205 shares)	5,287	5,287
Total stockholders' equity	167,786	158,938
Total liabilities and stockholders' equity	$208,156	$206,183

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,
	2006	2005

Cash provided by operating activities:
Net earnings	$7,366	$5,873

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,196	3,004
Deferred income taxes	2,971	2,571
Compensation cost related to share-based payments arrangements	1,109	1,190
Excess tax benefits from share-based payment arrangements	(24)	(14)
Minority interest	547	510
Other, net	247	93
Changes in operating accounts:
Receivables	3,773	(2,335)
Inventories	(6,239)	841
Prepaid expenses	(206)	76
Accounts payable, accrued expenses, and taxes payable	(7,528)	(7,565)
Net cash provided by operating activities	5,212	4,244
Cash used for investing activities:
Additions to property, plant, and equipment	(4,808)	(3,027)
Purchase of marketable securities	(13,156)	(19,711)
Additions to intangibles and other assets	(301)	(487)
Proceeds from the maturity of marketable securities	11,402	11,538
Net cash used for investing activities	(6,863)	(11,687)
Cash provided by (used for) financing activities:
Employee stock purchase	163	307
Exercise of employee stock options	135	252
Excess tax benefits from share-based payment arangements	24	14
Dividend payment to minority interest	-	(622)
Net cash provided by (used for) financing activities	322	(49)
Effect of exchange rate changes on cash and cash equivalents	(9)	-
Net decrease in cash and cash equivalents	(1,338)	(7,492)
Cash and cash equivalents, beginning of period	20,318	20,949
Cash and cash equivalents, end of period	$18,980	$13,457

Supplemental Cash Flow Information
Income tax payments amounted to $1,285 and $777 for the six months ended December 31, 2006 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at December 31, 2006, the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2006, including items incorporated by reference therein.

Note 2: Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the second quarter of fiscal 2007, 837,612 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) (899,412 for the first six months of fiscal 2007) were excluded from the calculation of diluted earnings per share. For the second quarter of fiscal 2006, 749,890 of the Company’s outstanding Stock Grants (1,133,190 for the first six months of fiscal 2006) were excluded from the calculation of diluted earnings per share. These Stock Grants could be included in the calculation in the future if the average market value of the common shares increases.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Basic weighted average shares
outstanding	18,125,839	18,030,783	18,121,783	18,022,006
Dilutive effect of stock options
and restricted shares	440,341	308,925	382,583	203,237
Diluted weighted average shares
outstanding	18,566,180	18,339,708	18,504,366	18,225,243

Note 3: Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 on our company.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of the provisions of FAS 157 on our company.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158"). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of our fiscal year ending June 30, 2007. We are currently evaluating the impact of the provisions of FAS 158 on our company.

Note 4: Share-Based Payments
We recorded share-based compensation expense for the three months ended December 31, 2006 and 2005 of $508 and $816, respectively, with a related tax benefit of $183 and $292, respectively. Shared-based compensation for the six months ended December 31, 2006 and 2005 was $1,109 and $1,190, respectively, with a related tax benefit of $399 and $426, respectively. Beginning after July 1, 2005, we made changes to our employee stock purchase plan which rendered the plan non-compensatory in accordance with SFAS No. 123(R), “Share-Based Payment.”

Stock-Options
An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2007 and 2006 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and six months ended December 31, 2006 were $6.62 and $6.15, respectively. The weighted-average fair value of stock option grants for the three and six months ended December 31, 2005 were $6.79 and $5.41, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three and six months ended December 31, 2006 and 2005, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Term	4.1 Years	4.1 Years	4.1 Years	4.1 Years
Volatility	52.1%	52.9%	52.1%	52.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%-4.8%	4.4%	4.7%-4.8%	3.9%-4.4%
Forfeiture rate	10.7%	10.6%	10.7%	10.6%

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

Note 5: Comprehensive Income
Our total comprehensive income was as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net earnings	$3,714	$3,680	$7,366	$5,873
Unrealized loss on marketable
securities, net of tax	(3)	(3)	(6)	(7)
Foreign currency translation effect	171	(57)	80	(118)
Comprehensive income	$3,882	$3,620	$7,440	$5,748

Note 6: Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2006 and June 30, 2006, inventories were as follows:

	December 31,	June 30,
	2006	2006

Raw materials and manufactured parts	$19,519	$17,536
Work in process	19,846	17,321
Finished goods	4,935	3,225
	$44,300	$38,082

Note 7: Property, Plant, and Equipment
 Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2006 and June 30, 2006, property, plant, and equipment were as follows:
			Estimated
	December 31,	June 30,	Useful Life
	2006	2006	(Years)
Land	$615	$615	–
Building and improvements	16,914	16,848	15–40
Machinery, equipment, and office furniture	51,724	49,889	3–8
Leasehold improvements	763	772	1–5
Construction in progress	5,406	2,916	–
	75,422	71,040
Accumulated depreciation	(41,097)	(38,409)
	$34,325	$32,631

Depreciation expense for the three months ended December 31, 2006 and 2005 was $1,533 and $1,431, respectively. Depreciation expense for the six months ended December 31, 2006 and 2005 was $3,053 and $2,801, respectively.

Note 8: Intangible Assets
Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at December 31, 2006 and June 30, 2006 were as follows:

	December 31,	June 30,
	2006	2006
Patents and trademarks	$7,265	$7,042
License agreements	-	1,350
	7,265	8,392
Accumulated amortization	(1,249)	(2,467)
Total	$6,016	$5,925

Intangible amortization expense was $81 and $61 for the three months ended December 31, 2006 and 2005, respectively, and $155 and $168 for the six months ended December 31, 2006 and 2005, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Six Months Ended December 31,
	2006	2005
Beginning balance	$1,660	$1,396
Reductions for payments made	(880)	(612)
Changes in accruals related to pre-existing
warranties	190	144
Changes in accruals related to warranties
issued in the current period	766	647
Ending balance	$1,736	$1,575

Note 10: Segment Information

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology and Optics. Beginning with this fiscal quarter, we have begun reporting our segments as Metrology and Optics. Prior to this quarter, our segments were reported as Semiconductor and Industrial. Prior year segment information has been restated in a manner consistent with our new reporting segments.

ZYGO’s Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. For the three and six months ended December 31, 2006 and 2005, segment sales and gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Metrology
Sales	$31,900	$34,539	$63,698	$59,372
Gross profit	$16,007	$15,401	30,728	26,814
Gross profit as a % of sales	50%	45%	48%	45%
Optics
Sales	$12,782	$9,069	$22,091	$18,565
Gross profit	$3,760	$1,791	6,830	3,531
Gross profit as a % of sales	29%	20%	31%	19%

Total
Sales	$44,682	$43,608	$85,789	$77,937
Gross profit	$19,767	$17,192	37,558	30,345
Gross profit as a % of sales	44%	39%	44%	39%

We operate through our two core business segments of Metrology and Optics. Both of these business segments sell in two principal global markets - Semiconductor and Industrial. Supplementary sales and gross profit data by global markets is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Semiconductor
Sales	$25,212	$24,212	$51,009	$42,648
Gross profit	$11,612	$9,369	22,489	16,511
Gross profit as a % of sales	46%	39%	44%	39%
Industrial
Sales	$19,470	$19,396	$34,780	$35,289
Gross profit	$8,155	$7,823	15,069	13,834
Gross profit as a % of sales	42%	40%	43%	39%
Total
Sales	$44,682	$43,608	$85,789	$77,937
Gross profit	$19,767	$17,192	37,558	30,345
Gross profit as a % of sales	44%	39%	44%	39%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by the chief operating decision-maker.

Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based. Sales by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Americas	$17,126	$13,975	$32,290	$26,985
Europe	5,407	4,859	9,202	7,640
Japan	16,652	19,381	32,003	33,543
Pacific Rim	5,497	5,393	12,294	9,769
Total	$44,682	$43,608	$85,789	$77,937

Note 11: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (“Canon”), amounted to $13,026 (29% of net sales) and $25,643 (30% of net sales) for the three and six months ended December 31, 2006 as compared with $15,628 (36% of net sales) and $27,981 (36% of net sales) for the comparable prior year periods, respectively. Included in these aggregate sales to Canon are sales related to development services of certain interferometers of $1,594 and $3,880 for the three and six months ended December 31, 2006, respectively, as compared with $5,611 and $9,572 for the three and six months ended December 31, 2005, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis.

At December 31, 2006 and June 30, 2006, there were, in the aggregate, $5,596 and $5,966, respectively, of trade accounts receivable from Canon. In addition, Canon Inc. paid us progress payments related to the development services of certain interferometers. The total progress payments related to the development services remaining at December 31, 2006 was $91.

Note 12: Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore, are marked-to-market with changes in fair value recorded in the Condensed Consolidated Statement of Operations. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts should largely offset corresponding losses and gains on the underlying transactions.

As of December 31, 2006, we had five currency contracts outstanding involving our Japanese and European operations aggregating $4,600. For the three months ended December 31, 2006 and 2005, we recognized losses from foreign currency forward contracts of $88 and $23, respectively. For the six months ended December 31, 2006 and 2005, we recognized gains from foreign currency forward contracts of $71 and $59, respectively. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. These net gains and losses are included in other income in the Condensed Consolidated Statements of Operations.

Note 13: Income Taxes

The income tax rate for the three and six months ended December 31, 2006 was 35%. The income tax rate for the three and six months ended December 31, 2005 was 34% and 35%, respectively. The tax rate for the three month period ended December 31, 2005 was favorably impacted by the release of a foreign tax reserve. For the six month periods, fiscal 2006 included the release of a foreign tax reserve and fiscal 2007 included a decrease in earnings in higher tax foreign jurisdictions and a decrease in monies repatriated from foreign jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. Optical metrology instruments encompass non-contact optical measurement instruments. Precision optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut and our 22,560 square foot facility in Tucson, Arizona.

During the second quarter of fiscal 2007, we reorganized our business into two operating divisions – Metrology and Optics. Consistent with this reorganization, beginning with this fiscal quarter, we have begun reporting our operating segments as Metrology and Optics. Operating segments are components of our company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and in assessing performance. The Metrology segment consists of OEM and in-line products. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. These two business segments continue to serve two global markets: semiconductor and industrial. Our semiconductor market product offerings include OEM solutions for the semiconductor capital equipment industry and direct supplied in-line automated process metrology and inspection systems for both flat panel display and chip manufacturing. Our industrial market products serve the automotive, consumer electronics, defense, aerospace, and medical markets, as well as any other markets other than semiconductor. Industrial market products include optical components, optical systems and measurement-based process control systems for defense, aerospace, and medical device customers and measurement-based process control and yield-enhancement systems for automotive and consumer electronics customers.

We also perform development services, which have accounted for a significant amount of our revenue over the past several years. These development services contracts with Canon Inc. have been substantially completed as of December 31, 2006. In fiscal 2006, we recognized $20.0 million on these development services contracts and have recognized a total of $3.9 million during the first six months of fiscal 2007. Currently, we do not expect comparable total sales to be adversely affected year over year due to the completion of the development services contracts. Increases in overall sales, including new product sales in the current quarter, coupled with strong orders and commitments, are expected to more than offset the decrease in the development services revenue in the current year.

We achieved an order level for the second quarter of fiscal 2007 of $49.7 million as compared with $47.8 million for the first quarter of fiscal 2007 and $50.1 million for the second quarter of fiscal 2006. This order flow increased backlog at December 31, 2006 to $92.4 million. Orders in the second quarter of fiscal 2007 for the Metrology and Optics segments were $37.0 million and $12.7 million, respectively. Stage metrology lithography orders, which were significantly higher in the first two quarters of fiscal 2007 as compared with the first two quarters of fiscal 2006, contributed to the backlog. For fiscal 2007, the Company expects these lithography orders to be $45-$50 million, similar to the stage metrology lithography orders in fiscal 2006. Orders are included in our backlog to the extent they are expected to be delivered within a twelve month period. Backlog does not include commitments from customers with expected delivery dates beyond twelve months.

Research, development, and engineering (“R,D&E”) expenses increased by $3.6 million to $10.6 million, which represents 12% of net sales for the first six months of fiscal 2007 as compared with 9% of net sales for the first six months of fiscal 2006. We anticipate continued higher R,D&E expenses for the remainder of the fiscal year as compared with the prior fiscal year. We continue to devote resources to our semiconductor initiatives and the development of other new products and technologies, as well as to enhancing our existing core technology products.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, management considers the Company’s policies on Revenue Recognition and Allowance for Doubtful Accounts; Inventory Valuation; Other than Temporary Impairment of Marketable Securities; Share-Based Compensation; Warranty Costs; Accounting for Income Taxes; Valuation of Long-Lived Assets; and accruals for Health Insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

RESULTS OF OPERATIONS
Net Sales
	Fiscal 2007		Fiscal 2006
		Net Sales		Net Sales
(In millions)	Amount	%	Amount	%
Quarter ended December 31
Metrology	$31.9	71%	$34.5	79%
Optics	12.8	29%	9.1	21%
Total	$44.7	100%	$43.6	100%

Six months ended December 31
Metrology	$63.7	74%	$59.4	76%
Optics	22.1	26%	18.5	24%
Total	$85.8	100%	$77.9	100%

Overall, net sales increased 3% in the second quarter of fiscal 2007 as compared with the prior year. Net sales of products, which do not include development services, increased 13% in the second quarter of fiscal 2007 as compared with the prior year period. Metrology sales decreased by 8% in the second quarter of fiscal 2007 as compared with the prior year, primarily due to the anticipated decline in development service revenues of $4.0 million. Excluding development services, metrology sales increased 5% as compared with the prior year period. This increase in product sales was primarily due to volume increases in lithography sales of $2.6 million. Optics sales increased by 41% the second quarter of fiscal 2007 as compared with the prior year period. This increase was across all product categories with the largest revenue increase of $1.9 million occurring in Optical Systems Solutions, which includes sales of optical assemblies for the National Ignition Facility and medical device equipment.

Net sales increased 10% for the six months ended December 31, 2006 as compared with the prior year. Metrology sales increased 7% in the first six months of fiscal 2007 as compared with the prior year. This increase was due primarily to volume increases in lithography sales of $6.3 million, display solutions of $2.8 million, and semiconductor solutions of $0.9 million, partially offset by the anticipated decline in development services of $5.7 million. Optics sales increased by 19% for the six months ended December 31, 2006 as compared with the prior year period. This increase occurred across all product categories with Optical Systems Solutions contributing $2.0 million of the increase.

Sales in U.S. dollars for the three and six months of fiscal 2007 were approximately 80% of total net sales for the periods. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the Euro and Yen would have an immaterial impact on our condensed consolidated financial position and results of operations.

Gross Profit by Segment
	Fiscal 2007		Fiscal 2006
		Gross		Gross
(In millions)	Amount	Margin %	Amount	Margin %
Quarter ended December 31
Metrology	$16.0	50%	$15.4	45%
Optics	3.8	29%	1.8	20%
Total	$19.8	44%	$17.2	39%

Six months ended December 31
Metrology	$30.7	48%	$26.8	45%
Optics	6.9	31%	3.5	19%
Total	$37.6	44%	$30.3	39%

Gross profit as a percentage of sales for the second quarter and first six months of fiscal 2007 was 44%, an increase of 5 percentage points as compared with prior year periods. Improved factory performance and material cost reductions across both segments, as well as product mix, contributed to the overall increase of the gross profit as a percentage of sales in the fiscal 2007 over the prior year periods. We are continuing to implement lean manufacturing initiatives which have contributed to improved utilization of our manufacturing resources. In addition, certain products in the Optics division had improved margins as we increased production levels. Development services, which have historically carried a lower gross profit as a percentage of sales, were less than 5% of net sales in fiscal 2007 periods as compared with over 10% in the comparable prior periods.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2007		Fiscal 2006
(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$8.7	19%	$8.2	19%
Six months ended December 31	$16.3	19%	$14.5	19%

The second quarter increase in SG&A was primarily due to increased selling expenses related to personnel costs, including commissions, and increased marketing activity. For the six months ended December 31, 2006, the increase in SG&A was due primarily to new marketing initiatives of $0.4 million, foreign office expense of $0.4 million as we continue to expand our presence internationally, and selling expenses related to personnel costs of $0.4 million. We continue to increase our presence in the Asia territories with increased technical sales and support staff.

Research, Development, and Engineering Expenses

	Fiscal 2007		Fiscal 2006
(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$5.5	12%	$3.4	8%
Six months ended December 31	$10.6	12%	$7.0	9%

The increase in RD&E for the quarter ended December 31, 2006 as compared with the prior year period was primarily due to continued development efforts on our semiconductor initiatives of $0.6 million and development efforts on new technologies for our display solutions of $0.4 million. We also continued ongoing development of our core technologies. The prior year period expenses include a reduction of $0.7 million for a customer reimbursement of RD&E. The increase in RD&E for the six months ended December 31, 2006 was primarily driven by development efforts on semiconductor initiatives of $1.8 million, continued efforts on display solutions of $0.6 million, and continued development of the helmet mounted display for defense applications of $0.3 million in the first half of fiscal 2007, and customer reimbursement of $0.7 million of RD&E efforts in the prior year period.

Other Income
	Fiscal 2007		Fiscal 2006

(In millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$0.7	2%	$0.5	1%
Six months ended December 31	$1.5	2%	$1.0	1%

Other income for the three and six months ended December 31, 2006 increased by $0.2 and $0.5 million, respectively, over the prior year periods. This increase was primarily attributable to the cumulative year over year effect of increases in yields on bond investments and money market investments.

Income Taxes
	Fiscal 2007		Fiscal 2006
		Tax Rate		Tax Rate
(In millions)	Amount	%	Amount	%

Quarter ended December 31	$2.2	35%	$2.1	34%
Six months ended December 31	$4.3	35%	$3.5	35%

The income tax rate for the three and six months ended December 31, 2006 was 35%. The income tax rate for the three and six months ended December 31, 2005 was 34% and 35%, respectively. The tax rate for the three month period ended December 31, 2005 was favorably impacted by the release of a foreign tax reserve. For the six month periods, fiscal 2006 included the release of a foreign tax reserve and fiscal 2007 included a decrease in earnings in higher tax foreign jurisdictions and a decrease in monies repatriated from foreign jurisdictions.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., amounted to $13.0 million (29% of net sales) and $25.6 million (30% of net sales) for the three and six months ended December 31, 2006, as compared with $15.6 million (36% of net sales) and $28.0 million (36% of net sales) for the comparable prior year periods, respectively. Included in these aggregate sales to Canon are sales related to development services of certain interferometers of $1.6 million and $3.9 million for the three and six months ended December 31, 2006, respectively, as compared with $5.6 million and $9.6 million for the three and six months ended December 31, 2005, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis.

At December 31, 2006 and June 30, 2006, there were, in the aggregate, $5.6 million and $6.0 million, respectively, of trade accounts receivable from Canon. In addition, Canon Inc. paid us progress payments related to the development services of certain interferometers. The total progress payments related to the development services remaining at December 31, 2006 was $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, cash and marketable securities were $65.9 million, an increase of $0.4 million from $65.5 million at June 30, 2006. Cash flows from operating activities were $5.2 million for the first six months of fiscal 2007 as compared with cash flows of $4.2 million for the comparable period in the prior year. The increase in operating cash flows for the six months of fiscal 2007 as compared with the prior year was primarily due to an increase in accounts receivables collections of $6.1 million, and an increase in net income of $1.5 million, partially offset by an increase in inventory of $7.1 million to support the backlog.

Acquisitions of property, plant, and equipment totaled $4.8 million during the six months ended December 31, 2006.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement at December 31, 2006 and June 30, 2006. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The agreement expires in November 2007. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the first six months of fiscal 2007. For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by ZYGO in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by ZYGO in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A.Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 16, 2006. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1 – Election of Board of Directors

The following individuals, all of whom were Zygo Corporation directors immediately prior to the vote, were elected as a result of the following vote:

	For	Against
Eugene G. Banucci	15,590,463	349,158
Yousef A. El-Mansy	15,585,873	353,748
Samuel H. Fuller	15,838,506	101,115
Seymour E. Liebman	15,602,674	336,947
Robert G. McKelvey	14,882,822	1,056,799
J. Bruce Robinson	15,608,355	331,266
Robert B. Taylor	14,827,284	1,112,337
Carol P. Wallace	14,879,192	1,060,429
Bruce W. Worster	14,878,256	1,061,365
Carl A. Zanoni	15,649,604	290,017

Proposal No. 2 – Adoption to amend the 2002 Equity Incentive Plan that would: (a) increase the number of shares reserved for issuance under the plan by 1,800,000 shares of common stock to an aggregate total of 3,300,000 shares; (b) prohibit the repricing of options after they are granted; (c) absent an involuntary termination of employment, prohibit the accelerated vesting of awards that are assumed or substituted pursuant to a change in control transaction; and (d) make certain related and technical changes.

For	Against
9,911,896	2,134,590

There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibit
(a)	Exhibits:

	10.1	Employment Contract dated October 23, 2006 between Zygo Corporation and James Northup.

	10.2	Employment Contract dated November 20, 2006 between Zygo Corporation and John Stack.

	31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation
(Registrant)

/s/ J. Bruce Robinson
J. Bruce Robinson
Chairman and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Date: February 9, 2007