Form 10-Q
period 2007-03-31
ZYGO CORP
filed 2007-05-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☐ YES ☒NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,529,906 shares of Common Stock, $.10 Par Value, at April 30, 2007

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on and timing of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2006.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net sales
Products	$48,484	$37,861	$130,393	$106,226
Development services	171	5,187	4,051	14,759
	48,655	43,048	134,444	120,985
Cost of goods sold
Products	28,054	22,940	73,505	63,577
Development services	190	3,661	2,970	10,616
	28,244	26,601	76,475	74,193
Gross profit	20,411	16,447	57,969	46,792

Selling, general, and administrative expenses	8,417	7,982	24,675	22,509
Research, development, and engineering expenses	6,054	3,939	16,639	10,907
Operating profit	5,940	4,526	16,655	13,376

Other income
Interest income	746	646	2,174	1,502
Miscellaneous income (expense)	148	(10)	178	169
Total other income	894	636	2,352	1,671
Earnings before income taxes and
minority interest	6,834	5,162	19,007	15,047

Income taxes	(2,643)	(961)	(6,903)	(4,463)
Minority interest	(225)	(104)	(772)	(614)
Net earnings	$3,966	$4,097	$11,332	$9,970

Basic - Earnings per share	$0.22	$0.23	$0.62	$0.55
Diluted - Earnings per share	$0.21	$0.22	$0.61	$0.54

Weighted average shares outstanding
Basic shares	18,163	18,069	18,135	18,037
Diluted shares	18,654	18,475	18,564	18,318

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

	March 31, 2007	June 30, 2006
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$17,900	$20,318
Marketable securities	32,559	21,415
Receivables, net of allowance for doubtful accounts
of $501 and $588, respectively	33,051	33,759
Inventories	46,237	38,082
Prepaid expenses	1,905	2,106
Deferred income taxes	12,194	11,959
Total current assets	143,846	127,639

Marketable securities	17,455	23,743
Property, plant, and equipment, net	35,050	32,631
Deferred income taxes	10,460	15,433
Intangible assets, net	6,115	5,925
Other assets	476	812
Total assets	$213,402	$206,183

Liabilities and Stockholders' Equity
Current liabilities:
Payables	$11,789	$13,987
Progress payments and deferred revenue	10,799	17,031
Accrued salaries and wages	7,534	8,445
Other accrued liabilities	5,432	4,258
Income taxes payable	2,225	2,004
Total current liabilities	37,779	45,725

Other long-term liabilities	495	101
Minority interest	2,126	1,419

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value per share:
40,000,000 shares authorized;
18,637,739 shares issued (18,552,684 at June 30, 2006);
18,187,880 shares outstanding (18,105,479 at June 30, 2006)	1,864	1,855
Additional paid-in capital	147,789	145,225
Retained earnings	28,384	17,052
Accumulated other comprehensive income:
Currency translation effects	240	74
Net unrealized gain on marketable securities	12	19
	178,289	164,225
Less treasury stock, at cost, 449,859 shares (447,205 at June 30, 2006)	5,287	5,287
Total stockholders' equity	173,002	158,938
Total liabilities and stockholders' equity	$213,402	$206,183

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

Nine Months Ended March 31,
2007	2006

Cash provided by operating activities:
Net earnings	$11,332	$9,970

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	4,800	4,608	a
Deferred income taxes	4,736	2,811
Compensation cost related to share-based payments arrangements	1,668	1,389
Excess tax benefits from share-based payment arrangements	(81)	(120)
Minority interest	772	614
Other, net	218	119
Changes in operating accounts:
Receivables	1,234	2,094
Inventories	(8,013)	(3,491)
Prepaid expenses	201	801
Accounts payable, accrued expenses, and taxes payable	(7,741)	(8,346)
Net cash provided by operating activities	9,126	10,449
Cash used for investing activities:
Additions to property, plant, and equipment	(7,115)	(4,501)
Purchase of marketable securities	(26,744)	(25,408)
Additions to intangibles and other assets	(564)	(460)
Proceeds from the maturity of marketable securities	21,902	15,100
Net cash used for investing activities	(12,521)	(15,269)
Cash provided by financing activities:
Employee stock purchase	330	492
Exercise of employee stock awards	574	820
Excess tax benefits from share-based payment arangements	81	120
Dividend payment to minority interest	-	(622)
Net cash provided by financing activities	985	810
Effect of exchange rate changes on cash and cash equivalents	(8)	-
Net decrease in cash and cash equivalents	(2,418)	(4,010)
Cash and cash equivalents, beginning of period	20,318	20,949
Cash and cash equivalents, end of period	$17,900	$16,939

Supplemental Cash Flow Information
Income tax payments amounted to $1,849 and $921 for the nine months ended March 31, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at March 31, 2007, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2006, including items incorporated by reference therein.

Note 2: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the third quarter of fiscal 2007, 823,698 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) (849,298 for the first nine months of fiscal 2007) were excluded from the calculation of diluted earnings per share. For the third quarter of fiscal 2006, 719,149 of the Company’s outstanding Stock Grants (917,449 for the first nine months of fiscal 2006) were excluded from the calculation of diluted earnings per share. These Stock Grants could be included in the calculation in the future if the average market value of the common shares increases.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Basic weighted average shares
outstanding	18,162,840	18,068,637	18,135,268	18,037,323
Dilutive effect of stock options
and restricted shares	490,676	406,137	429,061	280,753
Diluted weighted average shares
outstanding	18,653,516	18,474,774	18,564,329	18,318,076

Note 3: Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159 on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other post-retirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of our fiscal year ending June 30, 2007. We are currently evaluating the impact of the provisions of SFAS 158 on our company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our company.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning July 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 on our company.

Note 4: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2007 and 2006 of $559 and $199, respectively, with a related tax benefit of $201 and $71, respectively. Shared-based compensation for the nine months ended March 31, 2007 and 2006 was $1,668 and $1,389, respectively, with a related tax benefit of $601 and $497, respectively. Beginning after July 1, 2005, we made changes to our employee stock purchase plan which rendered the plan non-compensatory in accordance with SFAS No. 123(R), “Share-Based Payment.”

Stock Options

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2007 and 2006 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and nine months ended March 31, 2007 were $7.09 and $6.23, respectively. The weighted-average fair value of stock option grants for the nine months ended March 31, 2006 was $5.41. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three and nine months ended March 31, 2007 and March 31, 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Term	4.1 Years	*	4.1 Years	4.1 Years
Volatility	52.1%	*	52.1%	52.9%
Dividend yield	0.0%	*	0.0%	0.0%
Risk-free interest rate	4.8%	*	4.7%-4.8%	3.9%-4.4%
Forfeiture rate	10.7%	*	10.7%	10.6%

* No stock options were granted during the three months ended March 31, 2006.

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

Note 5: Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net earnings	$3,966	$4,097	$11,332	$9,970
Unrealized loss on marketable
securities, net of tax	(1)	(3)	(7)	(10)
Foreign currency translation effect	86	114	166	(4)
Comprehensive income	$4,051	$4,208	$11,491	$9,956

Note 6: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2007 and June 30, 2006, inventories were as follows:

	March 31,	June 30,
	2007	2006

Raw materials and manufactured parts	$21,236	$17,536
Work in process	18,062	17,321
Finished goods	6,939	3,225
	$46,237	$38,082

Note 7: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2007 and June 30, 2006, property, plant, and equipment were as follows:

			Estimated
	March 31,	June 30,	Useful Life
	2007	2006	(Years)
Land	$615	$615	–
Building and improvements	16,999	16,848	15	–40
Machinery, equipment, and office furniture	54,005	49,889	3	–8
Leasehold improvements	783	772	1	–5
Construction in progress	5,051	2,916	–
	77,453	71,040
Accumulated depreciation	(42,403)	(38,409)
	$35,050	$32,631

Depreciation expense for the three months ended March 31, 2007 and 2006 was $1,535 and $1,442, respectively. Depreciation expense for the nine months ended March 31, 2007 and 2006 was $4,588 and $4,243, respectively.

Note 8: Intangible Assets

Intangible assets include patents, trademarks, and license agreements. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at March 31, 2007 and June 30, 2006 were as follows:

	March 31, 2007	June 30, 2006

Patents and trademarks	$7,432	$7,042
License agreements	-	1,350
	7,432	8,392
Accumulated amortization	(1,317)	(2,467)
Total	$6,115	$5,925

Intangible amortization expense was $76 and $92 for the three months ended March 31, 2007 and 2006, respectively, and $231 and $260 for the nine months ended March 31, 2007 and 2006, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Nine Months Ended March 31,
	2007	2006
Beginning balance	$1,660	$1,395
Reductions for payments made	(1,079)	(937)
Changes in accruals related to pre-existing
warranties	(312)	326
Changes in accruals related to warranties
issued in the current period	1,321	955
Ending balance	$1,590	$1,739

Note 10: Segment Information

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology and Optics. Beginning with the second fiscal quarter, we have begun reporting our segments as Metrology and Optics. Prior to the second quarter, our segments were reported as Semiconductor and Industrial. Prior year segment information has been restated in a manner consistent with our new reporting segments.

ZYGO’s Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and nine months ended March 31, 2007 and 2006, segment sales and gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Metrology		(as restated)		(as restated)
Sales	$35,763	$31,566	$99,461	$90,938
Gross profit	$16,836	$13,760	$47,564	$40,561
Gross profit as a % of sales	47%	44%	48%	45%
Optics
Sales	$12,892	$11,482	$34,983	$30,047
Gross profit	$3,575	$2,687	$10,405	$6,231
Gross profit as a % of sales	28%	23%	30%	21%

Total
Sales	$48,655	$43,048	$134,444	$120,985
Gross profit	$20,411	$16,447	$57,969	$46,792
Gross profit as a % of sales	42%	38%	43%	39%

We operate through our two core business segments of Metrology and Optics. Both of these business segments sell in two principal global markets - Semiconductor and Industrial. Supplementary sales and gross profit data by global markets is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Semiconductor
Sales	$29,792	$25,534	$80,801	$68,182
Gross profit	$12,858	$10,731	$35,347	$27,242
Gross profit as a % of sales	43%	42%	44%	40%
Industrial
Sales	$18,863	$17,514	$53,643	$52,803
Gross profit	$7,553	$5,716	$22,622	$19,550
Gross profit as a % of sales	40%	33%	42%	37%
Total
Sales	$48,655	$43,048	$134,444	$120,985
Gross profit	$20,411	$16,447	$57,969	$46,792
Gross profit as a % of sales	42%	38%	43%	39%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by the chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Americas	$17,696	$14,400	$49,986	$41,385
Europe	4,409	2,966	13,612	10,606
Japan	18,048	22,156	50,051	55,698
Pacific Rim	8,502	3,526	20,795	13,296
Total	$48,655	$43,048	$134,444	$120,985

Note 11: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $11,837 (24% of net sales) and $37,480 (28% of net sales) for the three and nine months ended March 31, 2007 as compared with $16,403 (38% of net sales) and $44,385 (37% of net sales) for the comparable prior year periods, respectively. Included in these aggregate sales to Canon are sales related to development services of certain interferometers of $171 and $4,051 for the three and nine months ended March 31, 2007, respectively, as compared with $5,187 and $14,759 for the three and nine months ended March 31, 2006, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 31, 2007 and June 30, 2006, there were, in the aggregate, $4,108 and $5,966, respectively, of trade accounts receivable from Canon.

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

As of March 31, 2007, we had eight currency contracts outstanding involving our Japanese operations aggregating $6,800. For the three months ended March 31, 2007 and 2006, we recognized unrealized losses from foreign currency forward contracts of $140 and unrealized gains of $14, respectively. For the nine months ended March 31, 2007 and 2006, we recognized unrealized losses from foreign currency forward contracts of $69 and $2, respectively. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. These net gains and losses are included in other income in the Condensed Consolidated Statements of Operations.

Note 13: Income Taxes

	Fiscal 2007		Fiscal 2006
		Tax Rate		Tax Rate
	Amount	%	Amount	%

Quarter ended March 31	$2,643	39%	$961	19%
Nine months ended March 31	$6,903	36%	$4,463	30%

Income tax expense for both the three and nine months ended March 31, 2006 was favorably impacted by the Company’s redetermination of deductions to foreign trading income, also referred to as an Extraterritorial Income Exclusion (“EIE”), related to fiscal 2006 and fiscal 2004. The income tax rate for the three and nine months ended March 31, 2007 includes only a half year of tax benefit for the EIE, which was repealed effective December 31, 2006. The EIE is the primary difference in both the three and nine month periods, partially offset by tax on monies repatriated from foreign jurisdictions in fiscal 2006.

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

During the second quarter of fiscal 2007, we reorganized our business into two operating divisions – Metrology and Optics. Consistent with this reorganization, beginning with last fiscal quarter, we have begun reporting our operating segments as Metrology and Optics. The Metrology segment consists of OEM and in-line products. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. These two business segments continue to serve two global markets: semiconductor and industrial.

Development services have accounted for a significant amount of our revenue over the past several years. These development services contracts with Canon Inc. have been completed as of March 31, 2007. For the entire year of fiscal 2006, we recognized $20.0 million on these development services contracts as compared with $4.1 million in the first nine months of fiscal 2007. Increases in overall sales, including new product sales in the current quarter, coupled with our existing backlog are expected to more than offset the decrease in the development services revenue in the current year.

We achieved an order level for the third quarter of fiscal 2007 of $38.9 million as compared with $49.7 million for the second quarter of fiscal 2007 and $45.3 million for the third quarter of fiscal 2006. This order flow decreased backlog at March 31, 2007 to $82.7 million. As expected, we experienced a decline in stage metrology lithography orders this quarter as a result of inventory correction actions by one of our customers. Although we expect these corrections to continue in the fourth quarter, total stage metrology lithography orders are still expected to be in the $45-$50 million range for the fiscal year, similar to stage metrology lithography orders in fiscal 2006. Orders in the third quarter of fiscal 2007 for the Metrology and Optics segments were $21.6 million and $17.3 million, respectively. Orders are included in our backlog to the extent they are expected to be delivered within a twelve month period. Backlog does not include commitments from customers with expected delivery dates beyond twelve months.

Our gross profit as a percentage of sales of 42% for the third quarter of fiscal 2007 represents a significant improvement over the prior year’s third quarter gross profit as a percentage of sales of 38%. This quarter’s gross profit was reduced by a charge for expected cost over-runs on the initial production run related to the Company’s helmet mounted display contract. Shipments on the initial production run will begin in the fourth quarter and carry into the first quarter of fiscal 2008.

Research, development, and engineering (“RD&E”) expenses increased by $5.7 million to $16.6 million, which represents 12% of net sales for the first nine months of fiscal 2007 as compared with 9% of net sales for the first nine months of fiscal 2006. We anticipate continued higher RD&E expenses for the remainder of the fiscal year as compared with the prior fiscal year. We continue to devote resources to our semiconductor initiatives and the development of other new products and technologies, as well as enhancing our existing core technology products.

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

RESULTS OF OPERATIONS

Net Sales
	Fiscal 2007		Fiscal 2006
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended March 31
Metrology	$35.8	74%	$31.6	73%
Optics	$12.9	26%	$11.4	27%
Total	$48.7	100%	$43.0	100%

Nine months ended March 31
Metrology	$99.5	74%	$90.9	75%
Optics	$34.9	26%	$30.1	25%
Total	$134.4	100%	$121.0	100%

Overall, net sales increased 13% in the third quarter of fiscal 2007 as compared with the prior year. Metrology sales, which includes development services, increased 13% in the third quarter of fiscal 2007 as compared with the prior year. This increase in sales was primarily due to volume increases in Display Solutions sales of $7.0 million and lithography sales of $3.4 million which more than offset anticipated declines in development service revenues of $5.0 million. The increase in lithography sales in the third quarter of fiscal 2007 was due to the higher order volume in the first six months of fiscal 2007 as compared with the first six months of fiscal 2006. Optics sales increased by 13% for the third quarter of fiscal 2007 as compared with the prior year period. This increase in sales deliveries was attributable to an increase in Laser Optics sales of $1.3 million and in Optical Systems assembly sales of $1.1 million, which includes deliveries of optical assemblies for the National Ignition Facility and medical device equipment.

Net sales increased 11% for the nine months ended March 31, 2007 as compared with the prior year. Metrology sales increased 9% in the first nine months of fiscal 2007 as compared with the prior year. This increase was due primarily to volume increases in Precision Positioning Solutions sales of $9.8 million and in Display Solutions of $9.8 million, partially offset by the anticipated decline in development service revenue of $10.7 million. Optics sales increased by 16% for the nine months ended March 31, 2007 as compared with the prior year period. This increase occurred primarily in the Optical Systems Solutions of $2.9 million, and Laser Optics of $1.8 million.

Sales in U.S. dollars for the three and nine months of fiscal 2007 were approximately 80% of total net sales for the periods. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the Euro and Yen would have an immaterial impact on our condensed consolidated financial position and results of operations.

Gross Profit by Segment

	Fiscal 2007		Fiscal 2006
		Gross		Gross
(Dollars in millions)	Amount	Margin %	Amount	Margin %
Quarter ended March 31
Metrology	$16.8	47%	$13.7	44%
Optics	3.6	28%	2.7	23%
Total	$20.4	42%	$16.4	38%
Nine months ended March 31
Metrology	$47.6	48%	$40.6	45%
Optics	10.4	30%	6.2	21%
Total	$58.0	43%	$46.8	39%

Gross profit as a percentage of sales for the third quarter and nine months of fiscal 2007 was 42% and 43%, respectively, an increase of four percentage points as compared with each of the comparable prior year periods. Improved factory performance and material cost reductions across both segments, as well as product mix, contributed to the overall increase. We are continuing to implement lean manufacturing initiatives which have contributed to improved utilization of our manufacturing resources. In addition, certain products in the Optics division had improved margins as we increased production levels, partially offset by a onetime charge in the third quarter of fiscal 2007 for anticipated cost over-runs associated with the initial production run of the helmet mounted display contract. Development services, which have historically carried a lower gross profit as a percentage of sales, were less than 1% of net sales in the third quarter of fiscal 2007 period and 3% for the first nine months of fiscal 2007 as compared with over 12% in the comparable prior periods. This change in volume of development services contributed approximately two percentage points to the increase in gross profit as a percentage of sales in both the three and nine month periods.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2007		Fiscal 2006
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$8.4	17%	$8.0	19%
Nine months ended March 31	$24.7	18%	$22.5	19%

The third quarter increase in SG&A was primarily due to increased selling expenses related to personnel costs, including commissions, and increased marketing activity, attributable to greater sales volume. For the nine months ended March 31, 2007, the increase in SG&A was due primarily to new marketing initiatives of $0.7 million, foreign office expense of $0.6 million as we continue to expand our presence internationally, and selling expenses related to personnel costs of $0.6 million. We continue to increase our presence in the Asia territories with increased technical sales and support staff.

Research, Development, and Engineering Expenses

	Fiscal 2007		Fiscal 2006
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$6.1	13%	$3.9	9%
Nine months ended March 31	$16.6	12%	$10.9	9%

The increase in RD&E for the quarter ended March 31, 2007 as compared with the prior year period was primarily due to continued development efforts on our Semiconductor Solutions initiatives of $0.7 million and development efforts on new technologies for our Display Solutions of $0.7 million. We also continued ongoing development of our core technologies accounting for most of the remaining increase, including exploratory research costs of $0.3 million. The increase in RD&E for the nine months ended March 31, 2007 was primarily driven by development efforts on semiconductor initiatives of $2.7 million, continued efforts on Display Solutions of $1.9 million, and continued development of the helmet mounted display for defense applications of $1.0 million. Fiscal 2006 included a customer reimbursement of $0.7 million.

Other Income

	Fiscal 2007		Fiscal 2006
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended March 31	$0.9	2%	$0.7	2%
Nine months ended March 31	$2.3	2%	$1.7	1%

Other income for the three and nine months ended March 31, 2007 increased by $0.2 million and $0.6 million, respectively, over the prior year periods. This increase was primarily attributable to the cumulative year over year effect of increases in yields on our investments and an increase in our investment portfolio.

Income Taxes

	Fiscal 2007		Fiscal 2006
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%

Quarter ended March 31	$2.6	39%	$1.0	19%
Nine months ended March 31	$6.9	36%	$4.5	30%

Income tax expense for both the three and nine months ended March 31, 2006 was favorably impacted by the Company’s redetermination of deductions to foreign trading income, also referred to as an Extraterritorial Income Exclusion (“EIE”), related to fiscal 2006 and fiscal 2004. The income tax rate for the three and nine months ended March 31, 2007 includes only a half year of tax benefit for the EIE, which was repealed effective December 31, 2006. The EIE is the primary difference in both the three and nine month periods, partially offset by tax on monies repatriated from foreign jurisdictions in fiscal 2006.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $11.8 million (24% of net sales) and $37.5 million (28% of net sales) for the three and nine months ended March 31, 2007, as compared with $16.4 million (38% of net sales) and $44.4 million (37% of net sales) for the comparable prior year periods, respectively. Included in these aggregate sales to Canon are sales related to development services of certain interferometers of $0.2 million and $4.1 million for the three and nine months ended March 31, 2007, respectively, as compared with $5.2 million and $14.8 million for the three and nine months ended March 31, 2006, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. Revenues generated from the development agreements are recorded on a cost-plus basis. At March 31, 2007 and June 30, 2006, there were, in the aggregate, $4.1 million and $6.0 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, cash and marketable securities were $67.9 million, an increase of $2.4 million from $65.5 million at June 30, 2006. Cash flows from operating activities were $9.1 million for the nine months of fiscal 2007 as compared with cash flows of $10.4 million for the comparable period in the prior year. The decrease in operating cash flows for the nine months of fiscal 2007 as compared with the prior year was primarily due to an increase in inventories of $4.5 million to support the backlog partially offset by increased net income of $1.4 million and utilization of deferred tax assets of $1.9 million.

Acquisitions of property, plant, and equipment totaled $7.1 million during the nine months ended March 31, 2007.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement at March 31, 2007 or June 30, 2006. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The agreement expires in November 2007. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the nine months of fiscal 2007. For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

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

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a)	Exhibits:

	10.1	Agreement between ZYGO Corporation and Carl A. Zanoni

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation
(Registrant)

/s/ J. Bruce Robinson
J. Bruce Robinson
Chairman and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Date: May 9, 2007

EXHIBIT INDEX

10.1	Agreement between ZYGO Corporation and Carl A. Zanoni

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002