Form 10-K
period 2007-06-30
ZYGO CORP
filed 2007-09-20
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007
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
Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]      NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [   ]      NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]      NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange act. (Check one):
                                                  Large accelerated filer [   ]                                    Accelerated filer [ X ]                                    Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]      NO [X ]

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2006, as reported by the NASDAQ National Market, was $208,255,816. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

18,529,696 Shares of Common Stock, $.10 Par Value, at September 4, 2007

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company”, and “ZYGO” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated sales and growth rates, market opportunities, and objectives of management for future operations are forward-looking statements. These forward-looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this 10-K.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“ZYGO,’’ “we,’’ “us,’’ “our,’’ or “Company’’) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers’ manufacturing yields, and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate with two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology segment”) manufactures products to improve quality, increase productivity, and decrease the overall cost of product development and manufacturing for high-technology companies, particularly in their semiconductor manufacturing processes. Our Optical Systems Division (also referred to herein as the “Optics segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across medical, defense, semiconductor, laser fusion research, biomedical, and other industrial markets.

Our Metrology Solutions Division serves the semiconductor and industrial markets by providing process control for surface shape and roughness, which are critical to all of the our markets, through product offerings that measure surface and material characteristics such as roughness, figure, and transmitted wavefront of flat, spherical, and aspheric components. Our semiconductor product offerings include semiconductor metrology tools, OEM solutions, in-line automated yield improvement systems for both flat panel displays and advanced semiconductor packaging manufacturing and technology development projects for the semiconductor capital equipment industry. Our displacement measurement systems are used extensively in ultra-precise wafer positioning systems for the semiconductor capital equipment industry. One of our continuing strategic initiatives is to expand our product offerings by applying our patented technology to integrated in-line technology. During our fiscal year ended June 30, 2007, we made continued progress on this initiative by expanding our semiconductor applications to a fully integrated wafer based metrology solution, the Z3D-7200™, and increasing our market penetration of our integrated front-end tool, the Z3D-7000™. Additionally, during the same period, we introduced the UniFire-7900™ optical metrology tool which delivers high precision three-dimensional information that can be used for surface topography, critical dimension, overlay/registration, and film thickness metrology in one small footprint. This progress continues our transition from our traditional lab environment to the production floor.

Our industrial market products serve the defense/aerospace, automotive, consumer electronics, commercial optics, and all markets other than semiconductor. Industrial market products include measurement-based process control systems for defense and aerospace customers, and measurement-based process control and yield-enhancement systems for automotive, consumer electronics, and commercial optical customers. During the last two years, we introduced and marketed the VeriFire™ Asphere, GPI™ PE, GPI FlashPhase™ and NewView™ 600, systems. The VeriFire Asphere moves us into the growing asphere measurement market supporting consumer electronics and defense/aerospace markets. The GPI FlashPhase and GPI PE systems operate on the production floor where standard interferometers cannot measure or do not meet the demanding requirements of the defense/aerospace market and commercial optical markets.

Our solutions are primarily based on optical interferometric technology. We continue to be a world leader in optical interferometry with a patent portfolio of approximately 245 active and 225 pending patents, most of which are related to the broad field of interferometry and its practical application.

Our Metrology Solutions Division is headquartered in Middlefield, Connecticut with operations in various domestic and international locations.

Our Optical Systems Division specializes in producing high precision integrated optical systems and unique system-critical optical components for a variety of applications that include medical laser delivery systems, U.S Department of Defense (“Defense Department”) applications, 3D medical imaging, and semiconductor lithography. The division creates long-term customer value through proprietary manufacturing technology, design for manufacturing and assembly services and specialized market know-how required to produce and support Food and Drug Administration (“FDA”) regulated medical devices.

Our integrated system assembly operation for our Optical Systems Division located in Tucson, Arizona is a tier-one optical system assembly facility for high-precision, volume production. We assemble and integrate devices ranging from medical laser delivery systems to vacuum relay telescopes to opto-electronic surveillance devices. Our integrated system design and prototyping operation, located in Costa Mesa, California, designs and manufactures prototypes utilizing multi-axis alignment, optical contact assembly, custom tooling, single point diamond turning, and our proprietary metrology equipment. We also operate a large format optical fabrication and coating center located in our Middlefield, Connecticut facility. Our vertically integrated approach encompasses CNC glass machining and lightweighting, rotational and double-sided polishing and magneto rheological finishing polishing, and thin film coating, supported by our proprietary metrology equipment. We produce laser fusion amplifiers and meter-class plano optics, including low aspect ratio and advanced materials such as sapphire.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at this address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Form 10-K.

MARKETS, PRODUCTS, AND CUSTOMERS

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). Consistent with our new business structure, beginning with the second quarter in fiscal 2007, we reported our segments as Metrology and Optics. The Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are part of the industrial market. Prior to the second quarter of fiscal 2007, our segments were reported as Semiconductor and Industrial. Prior year segment information has been restated in a manner consistent with our new reporting segments. For more information related to our segments, please refer to Note 16 Segment reporting, to our Consolidated Financial Statements include d in this Annual Report.

Manufacturers in the semiconductor and industrial markets strive to improve their manufacturing processes and product performance. These improvements allow them to compete more effectively in a marketplace characterized by decreasing product dimensions, increasingly complex manufacturing processes, and decreasing product life cycles, declining product prices, and intensifying global competition, among other factors. As such, our precision metrology and optical components and systems are designed to help these manufacturers continually achieve process and design improvements.

Metrology Solutions Division

Semiconductor Market

We serve several areas of the semiconductor market, notably semiconductor manufacturers, capital equipment suppliers, as well as the flat panel display and advanced semiconductor packaging. We have a broad and growing range of products that serve these market areas.

Semiconductor manufacturing processes require demanding metrology and inspection technologies. From bare silicon wafers through packaged die, metrology and inspection is critical to meeting technology development and process control demands. Recent products introduced by us are enabling high volume semiconductor manufacturing customers to address the challenges of today as well as advanced processing down to the 45 nanometer (“nm”) node.

All of our automated semiconductor systems are built on a common, high-throughput platform with a common, configurable sensor head. This approach allows us to leverage engineering and manufacturing investments to produce reliable and cost effective solutions for our customers. Additionally, the flexible sensor head enables our "OneShot™" algorithms to provide simultaneous measurement of multiple process parameters thereby dramatically increasing process module level throughput and productivity by driving down time to decision.

Semiconductor Products

The Z3D-7000™ is a non-destructive, high throughput, optical metrology system that measure 3-Dimensional features critical for transistor formation in the front end of the line (“FEOL”). This system is targeted to measure production wafers at the 45 nm node with state-of-the-art precision and repeatability thereby enabling development and its associated transfer to high volume manufacturing.

The Z3D-7200 addresses the bare wafer metrology and inspection market by enabling control of critical parameters such as surface roughness, wafer form, and general topography. With its multifunction capability, this system consolidates a number of different metrology measurements into one system, thereby eliminating the need to purchase multiple tools from different suppliers; the end result being a lower overall cost of ownership (“COO”) for the customer.

Building on lower COO, the UniFire™ 7900 enables multiple back end of the line (“BEOL”) litho and etch measurements to be made under the umbrella of a single system. These measurements include 3-Dimensional information about surface topography, critical dimension, overlay/registration, and film thickness. The UniFire 7900 exploits our "OneShot" technology by simultaneously measuring multiple parameters without any loss in measurement precision. This multi-function tool enables semiconductor manufacturers to consolidate multiple metrology tools in their litho and etch modules, thus saving valuable cleanroom real estate and reducing overall metrology costs.

Photolithography scanners form the core of the semiconductor manufacturing process. These scanners image the patterns of stacked layers of circuitry that make up transistors. The photolithographic scanners image the circuitry onto both silicon wafers for microprocessors and memory chips and also flat panel displays for computers, televisions, and other displays. Several of our products enable these scanners to image these circuit patterns reliably and with nanometer precision.

Precision Positioning Systems

The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography scanners, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers (“DMI”) to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions Division’s ZMI™ 2000 and ZMI™ 4000 precision positioning feedback systems are designed primarily for photolithography scanners. They are also used in a broad range of semiconductor metrology and backend process tools.

Technology Development Projects

Lithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation lithography scanners often exceeds the capabilities of commercially available measurement systems. Our expertise in optical interferometer technology, and the practical skills needed to apply this technology, make us well suited to deliver custom solutions to leading photolithography equipment suppliers.

Display Solutions

Flat panel displays (“FPD”) first were used in cell phones and laptop computers, and have grown in popularity for most personal electronics. Many large screen televisions are based on flat panel display technology. Our systems, with ultra high precision measurement solutions, enable our customers to improve flat panel display manufacturing yields. Our OneShot and SureShot™ systems are in-line process control, yield enhancement tools. The FPD OneShot tool measures the topography and critical dimensions (“CD’’) of key color filter features prior to being combined with the thin-film-transistor panel in the “one drop fill’’ assembly process. This fully automated system incorporates the latest ZYGO Intellisensor, optical profiler technology, integrated conveyors or robotics with motion stages, mini-clean room environmental enclosures, and factory floor command and control software. The system measures the height and width of key optical components, and predicts the fill volume to increase upstream manufacturing yields.

The SureShot™ FPD product provides overlay and CD metrology of the individual mask layers post lithography and helps identify process control problems such as those found in the half tone process. These defects, left unchecked, can lead to product performance issues including variances in illuminescence (called MURA) in the finished display.

The SureShot tool can be used as an off-line process analysis device, or in-line in conjunction with closed loop lithography process control.

Advanced Chip Packaging and Assembly

During the manufacture of a semiconductor chip, after the chip making process is complete, the silicon wafer on which the chips are fabricated must be diced into individual chips and packaged for customer use. In advanced chip packaging fabrication facilities, the new CP 6300i™ system measures patterned features and films on the surfaces of diced and un-diced chips, for process control and yield improvement. The system incorporates a specialized ZYGO NewView™ optical profiler and wafer positioning system with pattern recognition software. It can be configured for clean room or laboratory use.

Major Metrology Semiconductor Customers include:
Applied Materials	Intel
AU Optronics	KLA-Tencor Corporation
Canon	Nikon
Chi Mei

Industrial Market

Our industrial market covers all areas other than semiconductor. Products for defense and aerospace companies include optical components, optical systems, and measurement-based process control systems. Products for automotive, consumer electronics and other customers are measurement-based process control and yield enhancement systems.

Consumer Electronics

Consumer electronics, including cell phones, digital cameras, DVD and CD players, and optical computer drives, all have significant optical content. Consumer electronic optics, which provides imaging and data storage, are manufactured in quantities in the hundreds of thousands to millions of components per year. These complex miniature optical systems require precise optical testing—from development to in-line process control—which our measurement-based process control and yield enhancement systems are designed to perform.

VeriFire Asphere System

The VeriFire Asphere provides high resolution 3-Dimensional surface metrology for aspheric shaped surfaces using patented non contact interferometric techniques for production and process control. Aspheres are important in consumer electronics products, cameras, military/defense optics and commercial optics and represent a fast growing segment in optics today.

GPI and VeriFire Systems

The development of new optical systems for any application requires very flexible and easy to use test equipment. The ZYGO GPI and VeriFire systems are our latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than 25 mm diameter, and research and development for any size application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO’s MetroPro™ data analysis software.

PTI 250™

Consumer electronics typically contain small optics, less than 30 mm diameter. The PTI 250 is a small bench top optical test system in the tradition of our industry standard GPI. The system meets the consumer market demand by combining high-quality optics with ZYGO’s MetroPro data analysis software.

DVD 400™, BluRay™, and HD DVD™

The next generation of DVD players and computer memories are expected to use blue light at 405 nm wavelength to increase the amount of data on a DVD disk. ZYGO’s DVD 400 interferometer is used by the developers of these next generation systems. ZYGO’s DVD 400P is our system for the production floor.

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

NewView™ 6200/6300 and Delta™ Systems

Our high precision metrology equipment is well suited for fuel injector components, which are ground or lapped to tolerances of one-hundred billionths of a meter. Our patented “FDA’’ data acquisition system for the NewView optical profiler meets this high-precision measurement requirement. We recently introduced the NewView 6200 and NewView 6300 for these applications, offering increased speed and better performance at a lower price point. The NewView Delta is a production floor packaged system, also targeted to this growing market.

Defense/Aerospace

GPI and VeriFire Systems: Developing state-of-the-art optical designs and manufacturing technology for the defense/aerospace market also requires leading metrology systems for manufacturing process control and development. Our industry standard GPI and VeriFire optical interferometers test both the optical components and systems for design compliance. During the last two years, we introduced and marketed the VeriFire Asphere, GPI PE and GPI FlashPhase systems. The VeriFire Asphere rapidly measures asphere shaped optics in a production environment. The GPI PE continues our move to the production floor providing lab level results in a production environment. Using patented algorithms the GPI PE removes the degrading effects of vibration from the measurement without the need for new expensive hardware. This system is primarily used in the production of military and commercial optics.

The GPI FlashPhase system operates on the production floor where standard interferometers cannot measure or do not meet the demanding requirements of the defense/aerospace market. With our proprietary data acquisition, GPI FlashPhase can measure in the turbulent and vibrating environments that are often found in defense/aerospace applications. We are also active in designing and manufacturing custom systems for defense/aerospace applications, especially interferometers that operate at infrared wavelengths, which are unique to this market.

Major Metrology Industrial Customers include:
Bosch	Goodrich
Canon	Lockheed Martin
Corning	Raytheon

Optical Systems Division

Industrial Market

Supporting both the projection lens and stage positioning systems, we supply OEM optical components to leading photolithographic suppliers. The core of the wafer stage positioning system is the stage mirror. ZYGO manufactures stage mirror assemblies that are part of the stage positioning system, and various OEM optical components for projection optical systems.

Defense/Aerospace

Defense and aerospace companies use optical technology in a broad range of applications. One application is the enhancement of human sight through imaging systems, such as telescopes, that are used in satellite and airborne reconnaissance, fire-control systems, and hand-held viewers. Defense Department areas of focus include fire control, remote sensing, flight simulation, avionics, tracking, stealth systems and high energy weapon systems. Our Optical Systems Division participates in a variety of defense applications ranging from high performance sapphire electro magnetic interference (“EMI”) windows used in stealth aircraft and ships to satellite optical sensing packages and state of the art flight simulation helmet mount displays. In addition to mainstream Defense Department and foreign government applications, we are a leading manufacturer of several critical path components to the largest nuclear research laser system ever deployed by the National Ignition Facility (“NIF”), which is used for both weapons maintenance programs and the development of nuclear fusion energy sources. In addition, our Optical Systems Division has expanded into long range surveillance systems valuable to home land security applications such as nuclear power plant perimeter control, border surveillance, and seaport monitoring.

Nuclear research for both weapons maintenance programs and the development of nuclear fusion energy sources also use large optical lasers at a number of worldwide facilities, including the NIF. In addition, projection systems in computer-based flight and battlefield simulation use sophisticated optical systems. Several of our products support these and other defense/aerospace programs.

Medical/Biomedical

The medical and biomedical markets are growing rapidly. The increased demand for high precision medical devices continues to be driven by an aging population and consumer’s desire to improve the quality of life. Our Optical Systems Division addresses this demand with specialized design for manufacturing and assembly services tailored to producing high-end diagnostic, processing and surgical devices. In addition the group offers a variety of process control advantages including medical device quality management systems, such as ISO 13485:2003. Key application areas are diagnostic and surgical ophthalmic devices, inter-oral 3D imaging, and biomedical cell sorting. Supporting these applications are our facilities in Tucson, Arizona (manufacturing) and Costa Mesa, California (development and prototype manufacturing). Strategically located, these facilities are capable of providing highly focused engineering support to fast growing medical and biomedical regions for both manufacturing and research.

Major Optics Industrial Customers include:
AWE	University of Rochester
Intralase	Zeiss
Lawrence Livermore National Laboratory

Competition

The semiconductor and industrial markets in which we participate are intensely competitive and are characterized by price pressure and rapid technological change. Furthermore, these markets are dominated by a few market leaders. We are one of a limited number of companies that develop and market yield-enhancement solutions. Our primary yield enhancement competitors include Agilent’s Laser Interferometer Positioning Systems Division, Veeco’s Metrology Division, SNU Precision, KLA-Tencor, and Rank Taylor Hobson. The principal factors upon which we compete are performance, flexibility, value, on-time delivery, responsive customer service and support, and breadth of product line.

Research, Development and Engineering Operations

We operate in industries that are subject to rapid technological change and engineering innovation. As such, we dedicate substantial resources to research and development. At June 30, 2007, we employed 130 individuals or approximately 22% of our workforce within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products are commercially relevant. We also maintain a close working relationship with various research groups and academic institutions in the United States and abroad. We have been recognized as an innovator in commercializing technology, as evidenced by our numerous achievement awards, including R&D 100 Awards, Photonics Spectra Circle of Excellence Awards, and others. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, trade secret laws, and license agreements to establish and protect our proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had approximately 235 United States patents issued, of which approximately 180 are currently active, and approximately 100 foreign patents issued, of which approximately 65 are active. We have approximately 75 United States and approximately 150 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

BACKLOG AND ORDERS

Backlog at June 30, 2007 was $72.2 million, a decrease of $8.6 million, or 11%, as compared with $80.8 million at June 30, 2006. The fiscal 2007 year-end backlog consisted of $29.5 million, or 41%, in the Metrology segment and $42.7 million, or 59%, in the Optics segment. Orders for the fiscal year ended June 30, 2007 totaled $172.5 million and consisted of $116.4 million, or 67%, in the Metrology segment and $56.1 million, or 33%, in the Optics segment.

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

The following table sets forth the percentage of our total sales by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,
	2007	2006	2005
Domestic	39%	35%	34%
Far East:
Japan	37%	45%	43%
Pacific Rim	13%	11%	12%
Total Far East	50%	56%	55%
Europe	11%	9%	11%
Total	100%	100%	100%

Customer service is an essential part of our business since product up time is critical given its effect on our customers’ production efficiency. As of June 30, 2007, our global sales customer support and service organization consisted of 95 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut and Tucson, Arizona. We also perform manufacturing activities in our Delray Beach, Florida facility and utilize a third-party assembly operation in Taiwan for our Flat Panel Display systems.

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

Our optical assembly manufacturing activities are conducted in our Tucson, Arizona facility. We integrate our optics, optics from third party vendors, and mechanical sub-systems utilizing our metrology in this facility.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.zygo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be obtained without charge by contacting Investor Relations, Zygo Corporation, Corporate Headquarters, Laurel Brook Road, Middlefield, Connecticut 06455-1291, phone: (860) 347-8506. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or may obtain information by calling the SEC at 800-SEC-0330. Moreover, the SEC maintains an Internet website that contains reports, proxy, and information statements, or other information regarding reports that we file electronically with them at http://www.sec.gov.

EMPLOYEES

At June 30, 2007, we employed 575 people and 22 temporary agency and independent contractors worldwide. We employed 284 in manufacturing, 130 in research and development, 95 in sales and marketing, and 88 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson – age 65 – Chairman and Chief Executive Officer

Mr. Robinson has served as our Chairman and Chief Executive Officer since December 2006, as Chairman, President, and Chief Executive Officer from November 2000 to November 2006, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company, where his most recent positions were President Worldwide Operations from 1996 to 1998 and President of European Operations from 1990 to 1996. Mr. Robinson is also a director of our company .

Walter A. Shephard – age 53 – Vice President, Finance, Chief Financial Officer, and Treasurer

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

James R. Northup – age 46 - President Metrology Solutions Division

Mr. Northup joined our company in October 2006 and has served as President, Metrology Solutions Division since December 2006. Previously, he served as Executive Vice President of Sales and Marketing and then Chief Operating Officer for Toppan Photomasks, Inc. (formerly DuPont Photomasks), a worldwide manufacturer of photomasks used in the manufacture of integrated circuits, from January 2002 to July 2006. From July 2000 to January 2002, he served as a consultant and as CEO of Gray Scale Technologies, a start-up company specializing in thin film technology serving the semiconductor industry. From April 1990 to July 2000, he held various management positions at Photronics, most recently as President.

John M. Stack – age 42 - President Optical Solutions Division

Mr. Stack joined our company in November 2006 and has served as President of the Optical Systems Division since December 2006. Previously he spent 18 years with Edmund Optics Inc., a supplier of optics and optical components, where his most recent position was President and Chief Operating Officer from 2001 to 2006. Prior to that Mr. Stack held several management positions at Edmund Optics Inc. including Executive Vice President, Director of Engineering and Application Engineering Manager.

Douglas J. Eccleston – age 58 – Senior Vice President, Precision Positioning Systems

Mr. Eccelston has served as Senior Vice President, Precision Positioning Systems since February 2007 and as Vice President, Precision Positioning Systems since from March 2003 to January 2007. Previously, from 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

Brian J. Monti – age 51 – Senior Vice President, Display Solutions

Mr. Monti has served as Senior Vice President, Display Solutions since February 2007. Previously, he served as Vice President, Worldwide Sales and Marketing from July 1999 to January 2007, Vice President, Sales, Service and Marketing for Radiometric Corporation from 1998 to 1999. From 1984 to 1998, Mr. Monti held various positions for Honeywell Measurex including Vice President, Sales, Service and Marketing.

Carl A. Zanoni - age 66 - Senior Vice President, Technology

Dr. Zanoni has served as Senior Vice President, Technology since November 2001. Previously, he served as our Vice President, Technology from June 1998 to November 2001, and Vice President, Research, Development and Engineering from April 1992 to June 1998. Dr. Zanoni is a co-founder of our company and is also a director.

William H. Bacon – age 57 – Vice President, Corporate Quality and Support Services

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

David J. Person - age 59 - Vice President, Human Resources

Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998.

Under the By-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

Item 1A. Risk Factors

We are subject to numerous known and unknown risks, many of which are described below and elsewhere in this Annual Report. Any of the events described below could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties that we are not aware of, or that we currently deem to be immaterial, could also impact our business and results of operations.

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

We have been dependent on sales to one large customer; the loss of this customer or expected near-term reduction in orders from this customer would materially affect our sales.

During fiscal 2007, 2006, and 2005, sales to Canon, our largest customer in those periods, accounted for 27%, 36%, and 37% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant, yet declining, percentage of our net sales for the near future. Canon is an original investor in our company, the owner at June 30, 2007 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we or our customer serves, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

We have generated significant revenues from development agreements which have been completed this year and we may not be able to replace those revenues.

During fiscal 2007, 2006, and 2005, we recorded revenues from development services of $4.1 million, $20.0 million, and $15.6 million, respectively. The existing development service agreements were completed in fiscal 2007. Presently, we have no plans and know of no plans from our customers that would continue our development services revenue in fiscal 2008. To the extent that we are unable to replace these revenues with revenues from another source, our earnings could be adversely affected.

Our substantial international sales are subject to risk.

We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for approximately 61%, 65%, and 66% of our net sales in each of the fiscal years ended June 30, 2007, 2006, and 2005, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2007, approximately 21% of our sales were denominated in foreign currencies. In the third quarter of fiscal 2005, we began hedging certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

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

We cannot assure you that any acquisition will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us, at a significant net loss to us.

Our quarterly operating results fluctuate and may continue to fluctuate in the future.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as: budgeting cycles of our customers; the size, timing, and recognition of revenue from significant orders; increased competition; our ability to develop innovative products; the timing of new product releases by us or our competitors; market acceptance of our products; changes in our and our competitors’ pricing policies; changes in operating expenses and personnel changes; the effect of our acquisitions and consequent integration; changes in our business strategy; and general economic factors.

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

We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. There can be no assurance that amounts included in our backlog will ultimately result in future sales. We have experienced push-outs and cancellations in the semiconductor capital equipment sector. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales could adversely affect our results of operations.

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

We believe that factors such as the announcement of new products or technologies by us or our competitors, market conditions in the semiconductor and industrial markets, and quarterly fluctuations in financial results are expected to cause the market price of our common stock to vary substantially. Further, our net sales or results of operations in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the common stock would likely decline. In addition, historically the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of shares of our common stock. Furthermore, our common stock trading price may be more susceptible to market fluctuations due to the relatively small public float and trading volume of our stock.

We operate in a highly competitive industry.

We face competition from a number of companies in all our markets, many of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, we compete with the internal development efforts of our current and prospective customers, some of which may attempt to become vertically integrated. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although we believe that we have certain technical and other advantages over some of our competitors, maintaining such advantages will require a continued high level of investment by our company in research and development and sales, marketing, and service. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. In addition, due to historical relationships and possible prior investments by potential customers in competitive product lines, it may be more difficult for us to realize upon certain of our growth strategies and initiatives. There can be no assurance that the basis of competition in the industries in which we compete will not shift.

Our inability to anticipate and keep pace with rapidly changing technological developments in the markets in which we operate could have a material adverse effect on our business.

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

Our investments in marketable securities may lose their value if economic conditions were to deteriorate.

Our marketable securities represent approximately 25% of our total assets. To the extent credit markets tighten, interest rates increase, or other economic conditions influence the liquidity of our marketable securities, the value and liquidity of our marketable securities may be adversely affected. In addition, we may have to record an impairment charge for marketable securities if we determine that a permanent decline in the fair value of a marketable security has taken place.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

Item 2. Properties

We own our principal manufacturing facility and corporate headquarters, which is located on Laurel Brook Road in Middlefield, Connecticut. This facility consists of one 153,500-square-foot building on approximately 13 acres. The following table sets forth information with respect to our facilities which are used by both of our operating segments, except as identified otherwise below:

	Square Footage		Owned / Leased
Operation/Location	Manufacturing	Total	Expiration Date
Corporate Headquarters,
Eastern Regional Sales Office, and
Metrology and Optics
Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned

Zygo - Optical Systems
Tucson, Arizona	14,560	22,560	Leased - 08/31/11

Flat Panel Display Metrology
Engineering & Manufacturing
Delray Beach, Florida	4,286	10,323	Leased - 06/30/09

Zygo - Optical Systems
Costa Mesa, California	0	13,714	Leased - 10/18/07

Western Regional Sales Office
and R&D Center
Sunnyvale, California	0	7,390	Leased - 10/31/08

Semiconductor Process Metrology Office
Beaverton, Oregon	0	2,496	Leased - 10/01/07

Zygo - Laser Technology Metrology (R&D)
Watsonville, California	0	1,452	Leased - 04/14/08

Office
Franklin, Massachusetts	0	400	Leased - 06/30/08

Zygo PTE Ltd
Singapore	0	803	Leased - 01/14/10

Zygo Taiwan
Sales Office	0	3,961	Leased - 12/31/08
Service Office	0	2,772	Leased - 04/30/08

ZygoLOT
Germany	0	3,702	Leased - 10/01/07

Zygo KK
Japan	0	1,053	Leased - 01/31/09

Zygo China
China	0	1,610	Leased - 08/15/07

Zygo Korea
Korea	0	1,507	Leased - 04/12/09

Total	107,846	227,243

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2007 and 2006.

	Fiscal Year Ended June 30, 2007		Fiscal Year Ended June 30, 2006
	High	Low	High	Low
First quarter	$17.21	$12.34	$15.72	$9.65
Second quarter	$17.35	$12.16	$16.44	$12.95
Third quarter	$17.00	$14.83	$18.83	$13.93
Fourth quarter	$16.55	$14.20	$19.75	$14.05

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The number of record holders of our common stock at September 4, 2007 was 603. Our closing stock price as of June 30, 2007 was $14.29.

We have never declared or paid a cash dividend on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

We at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the award. In fiscal 2007, at the election of various employees, we made the following repurchases of restricted stock.

	Total number of	Average price
Period	shares purchased	paid per share

July 1, 2006 - September 30, 2006	-	$0.00
October 1, 2006 - December 31, 2006	-	$0.00
January 1, 2007 - March 31, 2007	2,654	$15.19
April 1, 2007 - June 30, 2007	427	$15.12

Restricted stock repurchases in the fourth quarter of fiscal year 2007 were as follows:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced	under the plans or
Period	shares purchased	paid per share	plans or programs	programs (in millions)

April 1, 2007 - April 30, 2007	-	$0.00	-	-
May 1, 2007 - May 31, 2007	-	$0.00	-	-
June 1, 2007 - June 30, 2007	427	$15.12	-	-

As previously announced, in August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. The repurchases will occur from time to time as market conditions warrant through transactions in the open market. The initial share repurchases are expected to be effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

PERFORMANCE GRAPH

The Stock Price Performance graph below and related information shall not be deemed solicitating material or to be”filed” with the Securities and Exchange Commision, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent ZYGO specifically incorporates this information by reference.

The graph below compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq National Market—U.S. Index, and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the peer group are Nanometrics, Inc., Rudolph Technologies, Inc., Veeco Instruments, Inc, II-VI, Incorporated, Mattson Technology, Inc., Semitool, Inc., Photon Dynamics, Inc., Electro Scientific Industries, Inc., GSI Group Inc., and Ultratech, Inc. The peer group consists of issuers selected primarily based on market capitalization and the markets they serve.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zygo Corporation, The NASDAQ Composite Index And A Peer Group

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

	06/30/02	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07
ZYGO CORPORATION	100.00	99.38	139.01	121.74	203.60	177.52
NASDAQ COMPOSITE	100.00	109.91	139.04	141.74	155.82	191.32
PEER GROUP	100.00	79.34	130.92	94.01	95.56	90.27

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Thousands, except for per share and ratio amounts)

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
Net sales	$180,988	$168,137	$141,349	$116,276	$102,221
Gross profit	$77,183	$65,771	$53,290	$42,680	$35,069
% of sales	43%	39%	38%	37%	34%

Earnings from continuing operations	$15,142	$14,485	$9,350	$4,226	$1,363
% of sales	8%	9%	7%	4%	1%
Earnings per share from continuing
operations:
Basic	$0.83	$0.80	$0.52	$0.24	$0.08
Diluted	$0.81	$0.79	$0.52	$0.23	$0.08

Net earnings (loss)	$15,142	$14,485	$8,984	($ 3,429)	($10,782)
Net earnings (loss) per share:
Basic	$0.83	$0.80	$0.50	($0.19)	($0.61)
Diluted	$0.81	$0.79	$0.50	($0.19)	($0.61)

Weighted average number of shares:
Basic	18,156	18,054	17,950	17,802	17,539
Diluted	18,601	18,367	18,140	18,221	17,696

Research, development, and engineering	$22,038	$15,901	$13,377	$13,011	$12,659
Capital expenditures	$10,149	$7,441	$9,987	$7,585	$5,037
Depreciation and amortization	$6,519	$6,214	$5,880	$5,717	$5,623

	June 30,
	2007	2006	2005	2004	2003
Working capital	$107,834	$81,914	$63,379	$58,504	$66,920
Current ratio	4.3	2.8	2.3	3.5	3.3
Total assets	$211,594	$206,183	$190,182	$156,133	$161,546
Long-term debt (including current portion)	$-	$-	$-	$-	$11,374
Stockholders' equity	$177,777	$158,938	$141,153	$131,352	$130,403
Price-earnings ratio	18	21	20	N/A	N/A
Number of employees at year-end	575	570	526	476	477
Sales per employee – average	$315	$295	$269	$244	$214
Book value per share	$9.75	$8.78	$7.85	$7.34	$7.41
Market price per share at year-end	$14.29	$16.39	$9.80	$11.19	$8.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, share-based compensation, warranty obligations, self-insured healthcare claims, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, valuation of marketable securities, share-based compensation, warranty costs, self-insured health insurance costs, accounting for income taxes, and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management's estimated future usage is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred based on management’s estimates will exceed total revenues from the contract. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for our products, and technological obsolescence. Management estimates future product sales and service requirements, and evaluates technological changes and other possible uses to determine if inventory is excess or obsolete. If actual market conditions are different than those projected by management, additional inventory write-downs and loss accruals may be required.

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

Share-Based Compensation

We calculate share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payment (as amended)” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

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

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings, and optical system assemblies. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut and a 22,560 square foot leased facility in Tucson, Arizona.

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). Consistent with our new business structure, beginning with our second quarter in fiscal 2007 we reported our segments as Metrology and Optics. Prior to the second quarter of fiscal 2007, our segments were reported as Semiconductor and Industrial. The Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market.

We believe that within the Metrology segment, the semiconductor market contains our best sales growth opportunities in the future. As such, we are focusing our research and development efforts on specific semiconductor initiatives, most notably in the display and packaging markets. During the past year, we continued to expand our office in Oregon which houses our semiconductor process metrology group to take advantage of opportunities in the semiconductor markets. In addition, during fiscal 2007, we built on the success of our front-end semiconductor metrology tool, the Z3D 7000™ by introducing the Z3D 7200™ and the UniFire 7900™ to our in-fab semiconductor product portfolio.

Within our Optics segment, areas of growth continue to be in laser fusion optics and medical based products. In June 2007, our Tucson, Arizona, operation received ISO 13485:2003 certification for medical product manufacturing. This certification reinforces our ongoing commitment to pursue manufacturing opportunities in the medical components market. The facility's quality system is also certified to ISO 9001:2000.

Over the past four years, development services for Canon Inc. have produced a significant amount of our revenue. However, our development services contract with Canon Inc. were completed during the third quarter of fiscal 2007. For fiscal 2007, increases in overall sales and new product sales growth, both overall and within our Metrology segment, offset the year over year decrease in the development services revenue.

Overall, sales to Canon Inc. and Canon Sales Co., Inc. (collectively, “Canon”), our single largest customer, represented 27% of our total net sales in fiscal 2007 as compared with 36% in fiscal 2006. This represented a decrease of $13.3 million in sales in fiscal 2007 as compared with fiscal 2006, with the $15.9 million decrease in development services revenue being partially offset by increases in OEM purchases.

Our backlog at June 30, 2007 was $72.2 million, a decrease of $8.6 million from June 30, 2006. Orders were $36.1 million in the fourth quarter of fiscal 2007. Orders from the Company’s Metrology segment accounted for 57% of the orders received, with the Optics segment accounting for the remaining 43%. For fiscal 2007, orders were $172.5 million, a decrease of 5% over fiscal 2006. As we have previously disclosed, orders for our lithography OEM products have experienced a sharp decline and we anticipate that this will continue through the remainder of calendar 2007. We have also seen push-outs and cancellations in the semiconductor capital equipment sector. We further anticipate fiscal 2008 sales and earnings to be skewed toward the second half of the year when we believe we will see an increase in orders and shipments of semiconductor and display systems.

In August 2007, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. The repurchases will occur from time to time as market conditions warrant through transactions in the open market. The initial share repurchases are expected to be effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

RESULTS OF OPERATIONS

Fiscal 2007 Compared with Fiscal 2006

Net Sales

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2007	%	2006	%
Segment
Metrology	$132.3	73%	$125.9	75%
Optics	48.7	27%	42.2	25%
Total	$181.0	100%	$168.1	100%

Net sales in the Metrology segment increased 5% in fiscal 2007 as compared with the prior year. The increase in net sales of $6.4 million within the Metrology segment was primarily due to an increase in display sales of $10.0 million, net sales to our lithography customers of $9.6 million, and semiconductor sales of $2.7, partially offset by a decrease in development services revenue of $15.9 million.

Net sales in the Optics segment increased 15% in fiscal 2007 as compared with the prior year. The increase in net sales of $6.5 million within the Optics segment was primarily due to an increased volume of optical system assemblies of $3.4 million and contract manufacturing of $3.0, which includes medical component sales.

Approximately 79% of all fiscal 2007 net sales were denominated in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the sales of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Profit

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2007	%	2006	%
Segment
Metrology	$62.2	47%	$56.8	45%
Optics	15.0	31%	9.0	21%
Total	$77.2	43%	$65.8	39%

Gross profit in the Metrology segment as a percentage of net sales increased by two percentage points in fiscal 2007 as compared with the prior year. The increased gross profit as a percentage of net sales was primarily due to the decrease in development services revenues, which comprised 16% of Metrology revenue in fiscal 2006 and only 3% in fiscal 2007 and which has historically carried margins of 25%-30%. Gross profit in the Optics segment as a percentage of sales increased by ten percentage points for fiscal 2007 as compared with the prior year. This increase was primarily attributable to having a steady order flow within our contract manufacturing operation which increased our efficiency and productivity.

Selling, General, and Administrative Expenses ("SG&A")

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2007	%	2006	%
	$32.9	18%	$31.2	19%

SG&A in fiscal 2007 as compared with fiscal 2006 included increases in sales and marketing of $1.9 million primarily due to increases in marketing activities of $0.6 million for our semiconductor products and $0.5 million for our optical systems solutions. We also incurred additional costs of $0.6 million as we increased our presence throughout our foreign operations. Administration expenses decreased slightly by $0.2 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2007	%	2006	%
	$22.0	12%	$15.9	9%

The increase in RD&E costs in fiscal 2007 was primarily related to increased spending on our semiconductor initiatives of $3.1 million, display solutions of $1.2 million, instrument projects of $1.4 million, and contract manufacturing projects of $0.6 million. Semiconductor RD&E contributed to the release, in fiscal 2007, of two new products, the Z3D 7200™ and the UniFire 7900™. Display solution initiatives include developments of new technologies to further enhance our existing product line.

Income Tax Expense

	Twelve Months Ended
(Dollars in millions)	June 30,	Tax Rate	June 30,	Tax Rate
	2007	%	2006	%
	$9.1	36%	$5.8	28%

Income tax expense in fiscal 2007 increased by 57% as compared with the prior year. The overall tax rate increased by eight percentage points when compared with the prior year. In fiscal 2006, income tax expense included an aggregate tax benefit of $1.2 million due primarily to the redetermination of our fiscal 2005 and 2004 extraterritorial income exclusion (“EIE”).

Net Earnings

	Twelve Months Ended
(Dollars in millions)	June 30,	Sales	June 30,	Sales
	2007	%	2006	%
	$15.1	8%	$14.5	9%

Net earnings in fiscal 2007 increased by 4% as compared with the prior year. Net earnings per diluted share were $0.81 for fiscal 2007, as compared with $0.79 per diluted share for fiscal 2006. Fiscal 2006 net earnings included a $0.07 benefit for the effect of the EIE credit related to fiscal 2005 and 2004 of $1.2 million. The increased earnings were primarily the result of increased net sales and increased gross profits as a percentage of sales which was partially offset by a $6.1 million increase in RD&E to support our new initiatives.

Backlog

Backlog at June 30, 2007 totaled $72.2 million, a decrease of $8.6 million, or 11%, from $80.8 million at June 30, 2006. The year-end fiscal 2007 backlog consisted of $29.5 million, or 41%, in the Metrology segment and $42.7 million, or 59%, in the Optics segment. Orders for fiscal 2007 totaled $172.5 million. Orders by segment for fiscal 2007 consisted of $116.4 million, or 67%, in the Metrology segment and $56.1 million, or 33%, in the Optics segment. The decrease in backlog primarily reflects a sharp decline in our lithography OEM products and we anticipate that this trend will continue through the remainder of calendar 2007. We have also experienced push-outs and cancellations related to fiscal 2007 activity in the semiconductor capital equipment sector. We further anticipate fiscal 2008 sales and earnings to be skewed toward the second half of the year when we believe we will see a strengthening in orders and shipments of semiconductor and display systems.

Fiscal 2006 Compared with Fiscal 2005

Net Sales*

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2006	%	2005	%
Segment
Metrology	$125.9	75%	$104.4	74%
Optics	42.2	25%	36.9	26%
Total	$168.1	100%	$141.3	100%

Net sales in the Metrology segment increased 21% in fiscal 2006 as compared with the prior year. The increase in net sales of $21.5 million within the Metrology segment was primarily due to an increase of product sales for the instruments and inline semiconductor tools of $10.3 million, net sales to our lithography customers of $6.5 million, and development services of $4.4 million. We opened offices in China and Korea in fiscal 2006 and 2005 and have seen a steady increase in sales activity from those markets.

Net sales in the Optics segment increased 14% in fiscal 2006 as compared with the prior year. The increase in net sales of $5.3 million within the Optics segment was primarily due to an increased volume of contract manufacturing of $7.6 million, offset in part by a decrease in laser fusion optics of $2.9 million in fiscal 2006 as compared with the prior period.

Approximately 82% of all fiscal 2006 net sales were denominated in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the sales of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Profit*

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2006	%	2005	%
Segment
Metrology	$56.8	45%	$46.4	44%
Optics	9.0	21%	6.9	19%
Total	$65.8	39%	$53.3	38%

Gross profit in the Metrology segment as a percentage of net sales increased by a percentage point in fiscal 2006 as compared with the prior year. The increased gross profit as a percentage of net sales was primarily due to our concentrated effort to utilize new low-cost, high-quality vendors. Margins on development services remained flat year over year at 29%. Gross profit in the Optics segment as a percentage of sales increased by two percentage points in fiscal 2006 as compared with the prior year. The increased profit as a percentage of net sales was also primarily due to utilizing new low-cost, high-quality vendors. In fiscal 2006, share-based compensation expenses decreased overall gross profit by $0.4 million.

* Restated with new segment information. See Note 16 to consolidated financial statements.

Selling, General, and Administrative Expenses ("SG&A")

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2006	%	2005	%
	$31.2	19%	$24.9	`18%

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

Research, Development, and Engineering Expenses (“RD&E”)

	Twelve Months Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2006	%	2005	%

	$15.9	9%	$13.4	9%

RD&E costs in fiscal 2006 were primarily driven by semiconductor initiatives of $1.5 million, metrology projects of $1.4 million, and costs associated with the newly opened Oregon office of $0.9 million. In fiscal 2006, share-based compensation expense related to RD&E was $0.3 million.

Income Tax Expense

	Twelve Months Ended
(Dollars in millions)	June 30,	Tax Rate	June 30,	Tax Rate
	2006	%	2005	%

	$5.8	28%	$5.7	36%

Income tax expense in fiscal 2006 increased by 2% as compared with the prior year. The overall tax rate, however, decreased by eight percentage points when compared with the prior year primarily due to the redetermination of our fiscal 2005 and 2004 extraterritorial income exclusion (“EIE”). Due to this redetermination, the Company recorded an aggregate tax benefit of $1.2 million in the current fiscal year, related to fiscal 2005 and 2004.

Net Earnings

	Twelve Months Ended
(Dollars in millions)	June 30,	Sales	June 30,	Sales
	2006	%	2005	%

	$14.5	9%	$9.0	6%

Net earnings in fiscal 2006 increased by 61% as compared with the prior year. Net earnings per diluted share were $0.79 for fiscal 2006, as compared with $0.50 per diluted share for fiscal 2005. The increased earnings were primarily the result of increased net sales, increased gross profits as a percentage of sales due in part to the effects of our cost control initiatives and the effect of the EIE credit related to fiscal 2005 and 2004. The net earnings for fiscal 2005 included losses of $0.3 million, net of tax, related to the operations of our discontinued TeraOptix unit and charges of $0.1 million, net of tax, related to the disposal of our discontinued TeraOptix unit. The charge related to the disposal of our discontinued TeraOptix unit was primarily due to the sale of our vacant facility in Westborough, Massachusetts in the third quarter of fiscal 2005. The earnings from continuing operations for fiscal 2006 were $14.5 million, or $0.79 per diluted share, as compared with earnings from continuing operations of $9.4 million, or $0.52 per diluted share, for fiscal 2005.

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

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, a stockholder, customer, and distributor of certain of our products in Japan amounted to $48.1 million (27% of net sales), $61.4 million (36% of net sales), and $51.9 million (37% of net sales) for the years ended June 30, 2007, 2006, and 2005, respectively. Selling prices of products sold to Canon are based, generally, on the normal terms customarily given to distributors. Revenues generated from a development contract with Canon are recorded on a cost-plus basis. At June 30, 2007 and 2006, there was in the aggregate, $4.5 million and $6.0 million, respectively, of trade accounts receivable from Canon.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. During the twelve months ended June 30, 2007, we recognized revenue of $4.1 million under the Canon development services contract compared with $20.0 million for the comparable prior period. Our development services contract with Canon Inc. was completed during the third quarter of fiscal 2007

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, cash and marketable securities was $70.2 million, an increase of $4.7 million from $65.5 million at June 30, 2006. The increase in cash was primarily attributable to cash generated from our operating activities, partially offset by an increase in inventory and capital expenditures and a significant decrease in progress payments. This increase in inventory was primarily attributable to an increase in inventory for semiconductor systems and to a lesser extent, for certain other product lines.

Cash flows from operating activities were $15.1 million for fiscal 2007 as compared with $16.0 million in fiscal 2006. The decrease was primarily due to progress payments received in fiscal 2006 related to our development services agreements, flat panel systems, and optics contracts. In fiscal 2007, we utilized the progress payments in excess of new progress payments for flat panel systems and the end of the development services agreement.

Acquisitions of property, plant, and equipment were $10.1 million in fiscal 2007 as compared with $7.4 million for fiscal 2006. The increase was due primarily to the additional equipment for the manufacture and demonstration of the new semiconductor products, test equipment for increased efficiency, and tooling for the manufacture of new products.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement at June 30, 2007 and 2006. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios

In August 2007, our Board of Directors approved a stock repurchase program of up to $25.0 million. We expect the repurchase of the stock to be paid by the combination of current earnings and current cash and cash equivalent balances. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	(Dollars in millions)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$3.0	$1.2	$1.8	$-	$-
Purchase obligations	4.3	3.0	1.3	-	-
Total	$7.3	$4.2	$3.1	$-	$-

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, changes in the investment grade of marketable securities, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

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

Fair value of investments as of June 30, 2007 maturing in:
(Dollars in millions)
	2008	2009	2010	2011	2012	Thereafter
Marketable securities
Fixed rate investments	$29.3	$14.7	$8.1	$-	$-	$-
Weighted average interest rate	4.8%	4.8%	5.3%	0.0%	0.0%	0.0%

On June 30, 2007, the Company had variable interest rate money market accounts valued at $9.1 million.

Marketable Securities Fair Market Value Sensitivity

At June 30, 2007, our investment portfolio included certain investments, aggregating $1.6 million, in entities believed to have risk exposure in sub-prime markets. We have reviewed, along with our investment advisor, current investment ratings, company specific events, and general economic conditions in determining whether there is a significant decline in fair value that is other than temporary. To the extent we determine that a decline in fair value is other than temporary, the marketable security is valued at the current fair value and an impairment charge is reflected in earnings. In addition, if the investment grades of the securities decline, liquidity in the market may be restricted or the market value of the security may decline. There is the potential that, if credit limits tighten significantly, the issuer may not have access to the capital markets to pay off the securities at the time of maturity.

Exchange Rate Sensitivity

Approximately 79% of our fiscal 2007 net sales were denominated in U.S. dollars. At June 30, 2007, our backlog included orders in U.S. dollars of $64.4 million, or 89% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions. The majority of our foreign currency transactions and foreign operations are denominated in the euro and Japanese yen. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this item begin on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting

We, as members of management of Zygo Corporation (the "Company"), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of June 30, 2007, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on the specified criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Form 10-K, audited the operating effectiveness of internal control over financial reporting and issued their attestation report which is included on page F-2.

Zygo Corporation

September 19, 2007	By:	/s/ J. Bruce Robinson
J. Bruce Robinson
Chairman and Chief Executive Officer

September 19, 2007	By:	/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer,
and Treasurer

Item 9B. Other Information

None.

PART III

Item 10. Directors, and Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2007 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2007 Proxy Statement under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our 2007 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Election of Board of Directors,” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2007 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1. and 2.	Consolidated Financial Statements and Financial Statement Schedule:

An index to the consolidated financial statements and financial statement schedule filed is located on page F-1.

	3.	EXHIBITS

	3.(i)	Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the
Company’s Annual Report on Form 10-K for its year ended June 30, 1993)*

	3.(ii)	Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company’s
Annual Report on Form 10-K 405 for its year ended June 30, 1996)*

	3.(iii)	By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter "Registration
No. 2-87253")*

	4.1	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for its
quarterly period ended March 26, 2004)*

	10.1	Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl
A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253)*

	10.2	Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253)*

	10.3	Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company’s Annual
Report on Form 10-K 405 for its year ended June 30, 1995)*

	10.4	Canon/ZYGO Confidentiality Agreement dated March 7, 1990, between the Company and Canon Inc.
regarding confidential technical information received from each other (Exhibit 10.42 to the Company's
Annual Report on Form 10-K for its year ended June 30, 1991)*

	10.5	Non-Competition Agreement dated August 26, 1993, between the Company and Paul F. Forman (Exhibit
10.27 to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993)*

	10.6	Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the
Company's Stockholders on November 19, 1992 (Exhibit 10.30 to the Company’s Annual Report on Form
10-K for its year ended June 30, 1993)*

	10.7	Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company’s
Stockholders on November 17, 1994 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K 405 for
its year ended June 30, 1996)*

	10.8	Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson (Exhibit
10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

	10.9	Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1999 (Exhibit to the Company's Definitive Proxy
Statement for its year ended June 30, 1999)*

	10.10	Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti (Exhibit 10.22 to
the Company's Annual Report on Form 10-K 405 for its year ended June 30, 2000)*

10.11	Subcontract B519044 between The Regents of The University of California Lawrence Livermore National
Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company's Annual Report
on Form 10-K for its year ended June 30, 2002)*

10.12	Development Agreement dated September 11, 2002, between Zygo Corporation and Canon, Inc. (Exhibit
99.2 to the Company's Current Reports on Form 8-K dated September 17, 2002)*

10.13	Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo
Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company's Current
Reports on Form 8-K dated October 22, 2002)*

10.14	Offer Letter dated February 10, 2004 between Zygo Corporation and Walter Shephard. (Exhibit 10.30 to the
Company's Annual Report on Form 10-K for its year ended June 30, 2004)*

10.15	Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc.
(Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31,
2004)*

10.16	Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc.
(Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31,
2005)*

10.17	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.18	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company's
Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005).

10.19	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company's
Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005).

10.20	Employment contract dated October 23, 2006 between Zygo Corporation and James Northup. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.21	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.22	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni. (Exhibit 10.1 to the
Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007)*

10.23	Employment contract dated June 15, 2007 between Zygo Corporation and Walter A. Shephard.

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit numbers 10.3, 10.6, 10.7, 10.8, 10.9, 10.10, 10.14, 10.18, 10.19, 10.20, 10.21, 10.22, and 10.23 are management contracts, compensatory plans or compensatory arrangements.

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION
Registrant

By /s/ Walter A. Shephard	Date	September 19, 2007
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

/s/ J. Bruce Robinson	Chairman and Chief Executive Officer	September 19, 2007
J. Bruce Robinson	(principal executive officer)

/s/ Walter A. Shephard	Vice President, Finance, Chief	September 19, 2007
Walter A. Shephard	Financial Officer, and Treasurer
(principal financial and accounting officer)

/s/ Carl A. Zanoni	Senior Vice President, Technology	September 19, 2007
Carl A. Zanoni	and Director

Director
Eugene G. Banucci

/s/ Youssef A. El-Mansy	Director	September 19, 2007
Youssef A. El-Mansy

/s/ Samuel H. Fuller	Director	September 19, 2007
Samuel H. Fuller

/s/ Seymour E. Liebman	Director	September 19, 2007
Seymour E. Liebman

/s/ Robert G. McKelvey	Director	September 19, 2007
Robert G. McKelvey

/s/ Robert B. Taylor	Director	September 19, 2007
Robert B. Taylor

/s/ Carol P. Wallace	Director	September 19, 2007
Carol P. Wallace

/s/ Bruce W. Worster	Director	September 19, 2007
Bruce W. Worster

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F-2	Report of Independent Registered Public Accounting Firm

F-3	Report of Independent Registered Public Accounting Firm

F-4	Consolidated balance sheets at June 30, 2007 and 2006

F-5	Consolidated statements of operations for the years ended June 30, 2007, 2006, and 2005

F-6	Consolidated statements of stockholders' equity for the years ended June 30, 2007, 2006, and 2005

F-7	Consolidated statements of cash flows for the years ended June 30, 2007, 2006, and 2005

F-8 to F-23	Notes to consolidated financial statements

Supplemental Schedule

S-1	Report of Independent Registered Public Accounting Firm

S-2	Report of Independent Registered Public Accounting Firm on Schedule II

S-3	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2007. We also have audited the Company's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock options as of July 1, 2005.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zygo Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Zygo Corporation and subsidiaries (the “Company”) for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Zygo Corporation and subsidiaries for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Stamford, Connecticut
September 7, 2005, except as to notes 2 and 16 (as it relates to
2005 disclosures) to the consolidated financial statements which are as of June 20, 2006 and September 10, 2007, respectively

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$17,826	$20,318
Marketable securities (note 4)	29,453	21,415
Receivables, net of allowance for doubtful accounts of $333 and $588,
respectively (notes 5 and 17)	32,476	33,759
Inventories (note 6)	43,048	38,082
Prepaid expenses	2,240	2,106
Deferred income taxes (note 15)	15,077	11,959
Total current assets	140,120	127,639
Marketable securities (note 4)	22,879	23,743
Property, plant, and equipment, net (note 7)	36,349	32,631
Deferred income taxes (note 15)	5,700	15,433
Intangible assets, net (note 8)	6,110	5,925
Other assets	436	812
Total assets	$211,594	$206,183

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,720	$13,987
Accrued progress payments (note 17)	8,770	17,031
Accrued salaries and wages	9,056	8,445
Other accrued expenses (note 10)	4,637	4,258
Income taxes payable	1,103	2,004
Total current liabilities	32,286	45,725
Other long-term liabilities	555	101
Minority interest	976	1,419
Commitments and contingencies (notes 10 and 11)

Stockholders' equity (notes 13, 14 and 15):
Common stock, $ .10 par value per share:
40,000,000 shares authorized;
18,692,478 shares issued (18,552,684 in 2006);
18,242,192 shares outstanding (18,105,479 in 2006)	1,869	1,855
Additional paid-in capital	148,844	145,225
Retained earnings	32,194	17,052
Accumulated other comprehensive income:
Currency translation effects	205	74
Net unrealized gain on marketable securities (note 4)	-	19
	183,112	164,225
Less treasury stock, at cost; 450,286 common shares (447,205 in 2006)	5,335	5,287
Total stockholders' equity	177,777	158,938
Total liabilities and stockholders' equity	$211,594	$206,183

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)

	Fiscal Year Ended June 30,
	2007	2006	2005
Net sales (note 17):
Products	$176,937	$148,123	$125,732
Development services	4,051	20,014	15,617
	180,988	168,137	141,349
Cost of goods sold:
Products	100,835	88,119	76,921
Development services	2,970	14,247	11,138
	103,805	102,366	88,059
Gross profit	77,183	65,771	53,290

Selling, general, and administrative expenses	32,876	31,125	24,905
Research, development, and engineering expenses	22,038	15,901	13,377
Operating profit	22,269	18,745	15,008

Other income:
Interest income	2,990	2,119	885
Miscellaneous income (expense), net	(9)	262	(98)
Total other income	2,981	2,381	787
Earnings from continuing operations before
income tax expense and minority interest	25,250	21,126	15,795

Income tax expense (note 15)	(9,132)	(5,849)	(5,694)
Minority interest	(976)	(792)	(751)
Earnings from continuing operations	15,142	14,485	9,350

Discontinued TeraOptix operations, net of tax (note 3)	-	-	(242)
Charges related to the disposal of TeraOptix,
net of tax (note 3)	-	-	(124)
Loss from discontinued operations	-	-	(366)
Net earnings	$15,142	14,485	$8,984

Basic - Earnings (loss) per share:
Continuing operations	$0.83	0.80	$0.52
Discontinued operations	-	-	(0.02)
Net earnings	$0.83	0.80	$0.50
Diluted - Earnings (loss) per share:
Continuing operations	$0.81	0.79	$0.52
Discontinued operations	-	-	(0.02)
Net earnings	$0.81	0.79	$0.50

Weighted average number of shares:
Basic	18,156	18,054	17,950
Diluted	18,601	18,367	18,140

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of dollars)

				Accumulated
				Other
		Compre-		Compre-
		hensive	Retained	hensive
		Income	Earnings	Income	Common	Treasury	Paid-In
	Total	(Loss)	(Deficit)	(Loss)	Stock	Stock	Capital
Balance at July 1, 2004	$131,352		$(6,417)	$72	$1,833	$(5,287)	$141,151
Comprehensive income:
Net earnings	8,984	$8,984	8,984
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(30)	(30)
Foreign currency translation effect	(122)	(122)
Other comprehensive (loss)		(152)		(152)
Comprehensive Income		$8,832
Non-cash compensation charges
related to stock options	76						76
Employee stock purchase	667				7		660
Exercise of employee stock options
and related tax effect	226				2		224
Balance at June 30, 2005	141,153		2,567	(80)	1,842	(5,287)	142,111
Comprehensive income:
Net earnings	14,485	$14,485	14,485
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(13)	(13)
Foreign currency translation effect	186	186
Other comprehensive income		173		173
Comprehensive income		$14,658
Non-cash compensation charges
related to stock options	1,698						1,698
Employee stock purchase	492				5		487
Exercise of employee stock options
and related tax effect	937				8		929
Balance at June 30, 2006	158,938		17,052	93	1,855	(5,287)	145,225
Comprehensive income:
Net earnings	15,142	$15,142	15,142
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(19)	(19)
Foreign currency translation effect	131	131
Other comprehensive income		112		112
Comprehensive income		$15,254
Non-cash compensation charges
related to stock options	2,189						2,189
Employee stock purchase	323				2		321
Repurchase of company stock	(48)					(48)
Exercise of employee stock options
and related tax effect	1,121				12		1,109
Balance at June 30, 2007	$177,777		$32,194	$205	$1,869	$(5,335)	$148,844

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Fiscal Year Ended June 30,
	2007	2006	2005
Cash provided by operating activities:
Net earnings	$15,142	$14,485	$8,984
Adjustments to reconcile net earnings to cash
provided by operating activities:
Loss from discontinued operations	-	-	366
Depreciation and amortization	6,519	6,214	5,880
Loss on disposal of assets	190	266	209
Deferred income taxes	6,606	3,836	5,333
Compensation cost related to share-based payment arrangements	2,189	1,698	-
Excess tax benefits from share-based payment arrangements	(190)	(128)	-
Minority interest	976	792	751
Other	111	5	97
Changes in operating accounts:
Receivables	1,833	(5,438)	(1,630)
Inventories	(4,964)	(3,959)	(11,650)
Prepaid expenses	(138)	20	(202)
Accounts payable, accrued expenses, and taxes payable	(13,193)	(1,773)	24,109
Net cash provided by continuing operations	15,081	16,018	32,247
Net cash used for discontinued operations	-	-	(423)
Net cash provided by operating activities	15,081	16,018	31,824
Cash used for investing activities:
Additions to property, plant, and equipment	(10,149)	(7,441)	(9,987)
Purchase of marketable securities	(38,546)	(31,336)	(28,389)
Additions to intangibles and other assets	(490)	(816)	(1,332)
Proceeds from the sale of other assets	24	9	55
Proceeds from maturity of marketable securities	31,402	22,000	17,556
Net cash used for continuing operations	(17,759)	(17,584)	(22,097)
Net cash provided by discontinued operations	-	-	1,918
Net cash used for investing activities	(17,759)	(17,584)	(20,179)
Cash provided by financing activities:
Dividend payments to minority interest	(1,287)	(622)	(751)
Employee stock purchase	323	492	667
Excess tax benefits from share-based payment arrangements	190	128	-
Repurchase of company stock	(48)	-	-
Exercise of employee stock options	1,121	937	226
Net cash provided by financing activities	299	935	142
Effect of exchange rate changes on cash and cash equivalents	(113)	-	-
Net increase (decrease) in cash and cash equivalents	(2,492)	(631)	11,787
Cash and cash equivalents, beginning of year	20,318	20,949	9,162
Cash and cash equivalents, end of year	$17,826	$20,318	$20,949

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007, 2006, and 2005
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

Marketable Securities
We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist primarily of corporate and government agency securities. All securities held by us at June 30, 2007 and 2006 were classified as held-to-maturity and recorded at amortized cost.

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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2007 and 2006, income tax contingencies are evaluated on the criteria in SFAS No. 5 based on their probability of occurring.

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

Research and Development
Research and development costs are expensed as incurred. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. In fiscal 2007 and 2006, reimbursements totaled $170 and $1,176, respectively. There were no reimbursements from customers for research and development costs in fiscal 2005.

Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2007	June 30, 2006	June 30, 2005

Weighted average shares outstanding	18,155,627	18,053,596	17,950,423
Dilutive effect of stock options and restricted stock	445,675	313,470	189,750
Diluted weighted average shares outstanding	18,601,302	18,367,066	18,140,173

Share-Based Compensation
We have two share-based compensation plans, which are described in Note 13. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123(R) does not require the recording of compensation expense in periods prior to the date of adoption.

On July 1, 2005, we adopted SFAS No. 123(R) using a modified prospective method. Compensation expense for the fiscal year ended June 30, 2007 was $2,189, with a related tax benefit of $788. Share-based compensation expense for fiscal 2007 increased cost of sales by $244, selling, general, and administration by $1,497, and research, development, and engineering by $448. Compensation expense for the fiscal year ended June 30, 2006 was $1,698, with a related tax benefit of $608. Share-based compensation expense for fiscal 2006 increased cost of sales by $419, selling, general, and administration by $1,023, and research, development, and engineering by $256. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we made changes to our employee stock purchase plan for periods beginning after July 1, 2005, which rendered the plan non-compensatory in accordance with SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. The following table details the effect on net earnings and earnings per share had compensation expense for the employee share-based awards been recorded for fiscal years ended June 30, 2005 based on the fair value method under SFAS No. 123.

June 30, 2005

Net earnings, as reported	$8,984
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(2,519)
Pro forma net earnings	$6,465

Net earnings per share
Basic - as reported	$0.50
Basic - pro forma	$0.36

Diluted - as reported	$0.50
Diluted - pro forma	$0.36

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 was effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 30, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other post-retirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of our fiscal year ending June 30, 2007. The impact of the provisions of SFAS 158 did not have a material effect on our company.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. While the Company is continuing to evaluate the impact of the interpretation on the consolidated financial statements, the Company expects the cumulative effect of adoption to reduce opening retained earnings by no more than $4.8 million with a corresponding increase in reserves for uncertain tax positions, primarily related to certain federal tax credit carryforwards.

NOTE 2: RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for fiscal year 2005 have been restated in 2006 for corrections in the accounting of intercompany transactions from certain of our foreign operations. The fiscal year 2005 adjustments reduced revenues by $818; earnings from continuing operations by $825; and earnings per diluted share from continuing operations and net income per diluted share by $0.04.

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

June 30, 2005

Cash flow from operating activities from discontinued operations:
Loss from discontinued operations	$(366)
Loss on sale and impairment of assets	94
Deferred income taxes	(128)
Prepaid expenses	(23)
Net cash used for operating activities from discontinued operations	(423)

Cash flow from investing activities from discontinued operations:
Proceeds from sale of assets	1,918
Net cash provided by investing activities from discontinued operations	1,918

Net cash provided by discontinued operations	$1,495

NOTE 4: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2007 and 2006. Marketable securities at June 30, 2007 and 2006 are reported at amortized cost. Straight-line amortization related to discounts and premiums on the purchase of marketable securities was $(30), $131, and $107 in fiscal 2007, 2006, and 2005, respectively. As of June 30, 2003, we transferred our marketable securities from available-for-sale to held-to-maturity. Accordingly, the gross unrealized gains have been amortized over the remaining life. Amortization, net of tax, related to the unrealized gain was $19, $13, and $30 in fiscal 2007, 2006, and 2005, respectively.

Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. No sales were made in the three years ended June 30, 2007.

The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at June 30, 2007 and 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2007
Corporate, federal, state
and local municipal bonds	$52,332	$4	$(202)	$52,134

At June 30, 2006
Corporate, federal, state
and local municipal bonds	$45,158	$-	$(592)	$44,566

Maturities of investment securities classified as held-to-maturity at June 30, 2007 and 2006 were as follows:

	June 30, 2007		June 30, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$29,453	$29,366	$21,415	$21,261
Due after one year through
five years	22,879	22,768	23,743	23,305
	$52,332	$52,134	$45,158	$44,566

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006.

			Fiscal Year 2007
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses
Corporate and other	$17,938	$(53)	$15,098	$(127)	$33,036	$(180)
US Government Agencies	9,396	(18)	496	(4)	9,892	(22)
	$27,334	$(71)	$15,594	$(131)	$42,928	$(202)

			Fiscal Year 2006
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses
Corporate and other	$17,049	$(174)	$18,718	$(359)	$35,767	$(533)
US Government Agencies	2,985	(16)	1,714	(43)	4,699	(59)
	$20,034	$(190)	$20,432	$(402)	$40,466	$(592)

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity, and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review. No investments were considered to be other than temporarily impaired at June 30, 2007 and 2006.

NOTE 5: RECEIVABLES

At June 30, 2007 and 2006, receivables were as follows:

	June 30, 2007	June 30, 2006

Trade (note 17)	$31,033	$33,429
Other	1,776	918
	32,809	34,347
Allowance for doubtful accounts	(333)	(588)
	$32,476	$33,759

NOTE 6: INVENTORIES

At June 30, 2007 and 2006, inventories were as follows:

	June 30, 2007	June 30, 2006

Raw materials and manufactured parts	$20,268	$17,536
Work in process	17,115	17,321
Finished goods	5,665	3,225
	$43,048	$38,082

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2007 and 2006, property plant, and equipment, at cost, were as follows:

			Estimated
			Useful Life
	June 30, 2007	June 30, 2006	(Years)

Land	$615	$615	-
Building and improvements	17,085	16,848	15-40
Machinery, equipment, and office furniture	56,395	49,889	3-8
Leasehold improvements	795	772	1-5
Construction in progress	5,231	2,916	-
	80,121	71,040
Less accumulated depreciation	(43,772)	(38,409)
	$36,349	$32,631

Depreciation expense for the fiscal years ended June 30, 2007, 2006, and 2005 was $6,246, $5,734, and $5,273, respectively.

NOTE 8: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2007 and 2006 were as follows:

			Estimated
			Useful Life
	June 30, 2007	June 30, 2006	(Years)
Patents and trademarks	$7,504	$7,042	12-17
License agreements	-	1,350	5
	7,504	8,392
Accumulated amortization	(1,394)	(2,467)
Total	$6,110	$5,925

Intangible amortization expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $322, $362, and $530, respectively. Intangible amortization expense is estimated to be approximately $500 in fiscal 2008 and approximately $530 annually in fiscal 2009-2012. Amortization expense related to intangible assets is included in cost of goods sold in the consolidated statements of operations.

NOTE 9: BANK LINE OF CREDIT

We have a $3,000 unsecured bank line of credit agreement bearing interest at our choice of either the prime rate (8.25% at June 30, 2007) or the one month LIBOR rate plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The line of credit is available through November 17, 2007. At June 30, 2007 and 2006, no amounts were outstanding under the bank line of credit.

NOTE 10: WARRANTY LIABILITY

A limited warranty is provided on our products for periods typically ranging from 3 to 18 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “other accrued expenses” line item in the consolidated balance sheets:

	June 30, 2007	June 30, 2006
Beginning balance	$1,660	$1,396
Reductions for payments made	(1,566)	(882)
Changes in accruals related to warranties issued
in the current period	2,293	1,541
Changes in accrual related to pre-existing warranties	(835)	(395)
Ending balance	$1,552	$1,660

NOTE 11: LEASES

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2012. Total lease expense, net, charged to operations was $1,363, $1,663, and $2,270 in fiscal 2007, 2006, 2005, respectively. At June 30, 2007, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Minimum
Future Lease
Year ending June 30,	Commitments
2008	$1,166
2009	885
2010	634
2011	286
2012	11
Total minimum lease payments	$2,982

NOTE 12: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a contribution to our 401(k) program. Profit-sharing contributions are determined annually at the discretion of the Board of Directors. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We may contribute to the 401(k) program an amount determined annually at the discretion of the Board of Directors. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock's fair market value can not exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2007, 2006, and 2005, amounted to $3,630, $2,847, and $2,070, respectively.

NOTE 13: SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans
Zygo has two share-based compensation plans. The Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock up to a total of 3,300,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period at a rate of 25% each year. Generally, restricted stock awards have 50% of their restrictions lapse after three years and the remaining 50% lapse after four years. The 2002 Plan will expire on August 27, 2012. Pursuant to the terms of the 2002 Plan, the Board of Directors may also amend the 2002 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Options issued to non-employee directors are now issued under this plan. As part of director’s compensation for services to our company, non-employee directors are granted 5,000 restricted shares, which vest after one year, on an annual basis and each new non-employee director will be granted options to purchase 16,000 shares of common stock on his or her first day of service, at the market value per share on the date of grant. These options will vest over a four year period at a rate of 25% each year.

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

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2007, 2006, and 2005 were $6.23, $5.41 and $6.32, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2007, 2006, and 2005, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Fiscal Years Ended June 30,
	2007	2006	2005
Term	4.1 Years	4.1 Years	4.5 Years
Volatility	52.1%	52.9%	64-80%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7-4.8%	3.9-4.4%	3.2-3.9%
Forfeiture rate	10.7%	10.6%	4.0%

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

The following table summarizes information about our stock options granted under our share-based compensation plans for fiscal 2007, 2006, and 2005.

	June 30, 2007		June 30, 2006		June 30, 2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,082,636	$26.03	2,069,175	$26.95	1,902,985	$29.89
Granted	175,000	$13.47	186,000	$11.80	289,200	$9.51
Exercised	(108,740)	$8.85	(83,340)	$9.07	(19,856)	$7.26
Expired or cancelled	(91,130)	$27.75	(89,199)	$33.20	(103,154)	$36.14
Options - Outstanding-end of year	2,057,766	$25.80	2,082,636	$26.03	2,069,175	$26.95
Options vested or expected to vest	2,018,558	$26.05	2,054,698	$26.25	1,942,339	$27.02
Options - Exercisable-end of year	1,668,766	$29.13	1,585,574	$31.19	1,408,206	$35.12

At June 30, 2007, outstanding options at the end of the year had an intrinsic value of $5,418 with a weighted average remaining contractual life of 5.3 years. At June 30, 2007, options vested or expected to vest at the end of the year had an intrinsic value of $5,342 with a weighted average remaining contractual life of 5.2 years. In addition, exercisable options at the end of the year had an intrinsic value of $4,256 with a weighted average remaining contractual life of 4.6 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2007.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining	Weighted	Number	Weighted
Exercise	as of	Contractual	Average	Exercisable as of	Average
Prices	June 30, 2007	Life	Exercise Price	June 30, 2007	Exercise Price
$5.20 - $ 7.80	229,280	5.1	$6.52	229,280	$6.52
$7.90 - $11.85	751,050	5.8	$10.02	534,300	$10.12
$12.29 - $18.44	494,788	6.7	$13.97	323,038	$14.15
$18.64 - $27.96	168,700	3.9	$19.06	168,200	$19.06
$28.31 - $42.47	4,750	3.2	$35.14	4,750	$35.14
$42.94 - $64.41	27,200	3.1	$43.50	27,200	$43.50
$65.69 - $98.53	381,998	3.2	$85.31	381,998	$85.31
$5.20 - $98.53	2,057,766	5.3	$25.80	1,668,766	$29.13

As of June 30, 2007, there was $1,658 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value of stock options exercised was $778 and the total fair value of stock awards vested was $1,267 during the fiscal year ended June 30, 2007.

Cash received from stock option exercises and the associated tax benefit for the fiscal year ended June 30, 2007 was $962.

Restricted Stock
The following table summarizes information about restricted stock awards granted under share-based compensation plans for the fiscal years ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Non vested balance at beginning of year	148,200	$11.51	-	$-
Granted	261,450	$13.92	154,800	$11.46
Vested	(8,457)	$16.33	-	$-
Forfeited	(33,017)	$13.86	(6,600)	$10.40
Non vested balance at end of year	368,176	$12.90	148,200	$11.51

As of June 30, 2007, there was $3,600 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years.

At June 30, 2007, an aggregate of 1,948,062 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 14: EMPLOYEE STOCK PURCHASE PLAN

In November 2000, we adopted a non-compensatory Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees who elect to participate have the ability to purchase common stock at a 5% discount from the market value of such stock (15% discount from the market value for the period from November 2000 until June 30, 2005). The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock that may be issued under the ESPP is 500,000. At June 30, 2007 and 2006, we had withheld from employees $145 and $163, respectively, for the purchases of shares under this plan, and in July 2007 and 2006, we issued approximately 10,325 and 10,278 shares of common stock, respectively.

NOTE 15: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

	Fiscal Year Ended June 30,
	2007	2006	2005
Earnings from continuing operations	$9,132	$5,849	$5,694
Discontinued operations	-	-	(85)
Disposal of discontinued operations	-	-	(43)
Amounts charged to stockholders' equity	(164)	(229)	(38)
	$8,968	$5,620	$5,528

The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income amounts:

	Fiscal Year Ended June 30,
	2007	2006	2005
Earnings from continuing operations - U.S.	$21,612	$17,759	$11,926
Loss from discontinued operations - U.S.	-	-	(494)
Earnings from foreign operations	3,638	3,367	3,869
	$25,250	$21,126	$15,301

The provision for income taxes consists of the following:

	Fiscal Year Ended June 30,
	2007	2006	2005
Current:
Federal	$403	$382	$215
State	325	158	111
Foreign	1,626	1,264	1,467
	2,354	1,804	1,793
Deferred:
Federal	6,411	4,006	3,830
State	439	118	(72)
Foreign	(72)	(79)	143
	6,778	4,045	3,901

Total	$9,132	$5,849	$5,694

Income tax payments, net of refunds, were $3,272, $1,316, and $765 in fiscal 2007, 2006, and 2005, respectively.

The total income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2007, 2006, and 2005 to earnings before income taxes for the following reasons:

	Fiscal Year Ended June 30,
	2007	2006	2005

Computed "expected tax expense"	$8,837	$7,394	$5,529
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	497	179	26
Export tax incentives	(372)	(2,034)	(347)
Research credit	(62)	-	-
Tax on foreign dividend	-	326	328
Change in estimate of future year taxes	-	-	(129)
Foreign tax differential	208	(68)	217
Other, net	24	52	70
	$9,132	$5,849	$5,694

During fiscal 2006, the Company completed a redetermination of its fiscal 2005 and 2004 Extraterritorial Income Exclusion (“EIE”). Due to this redetermination, the Company recorded a tax benefit of $1,192. The Company’s tax rate for fiscal 2007 was negatively impacted by the repeal of the EIE. The Company claimed a benefit on foreign trading income from foreign sales through December 31, 2006. The Company does not expect any significant tax benefit from the Manufacturing Deduction as provided in IRC Sec. 199 due to its NOL position.

During fiscal 2006, the Company released a foreign tax reserve of $328 upon the completion of the taxing authorities’ audit in the foreign jurisdiction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2007 and 2006 are presented below:

	June 30, 2007	June 30, 2006
Deferred tax assets:
Accounts receivable	$93	$195
Accrued liabilities	1,497	1,216
Inventory valuation	3,210	2,729
Deferred revenue	160	625
Stock option compensation	1,190	592
Intangibles	20	30
Federal, foreign, and state
net operating loss carryforwards ("NOL") and credits	20,321	27,246
Contributions	33	60
	26,524	32,693
Less valuation allowance	2,170	1,630
Deferred tax asset	24,354	31,063

Deferred tax liabilities:
Prepaid expenses	(136)	(301)
Plant and equipment	(3,441)	(3,363)
Unrealized gain on marketable securities	-	(7)
Deferred tax liability	(3,577)	(3,671)
Net deferred tax asset	$20,777	$27,392

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006

Net current deferrred tax asset	$15,077	$11,959
Net noncurrent deferred tax asset	5,700	15,433
Net deferred tax asset	$20,777	$27,392

The deferred tax provisions for 2007 and 2006 do not reflect the tax benefit of $164 and $229, respectively, resulting from amounts charged to other comprehensive income and paid in capital, which includes $164 and $189 from the exercise of employee stock options in 2007 and 2006, respectively.

During 2007, the valuation allowance changed primarily due to the generation of additional tax credits that were fully valued, along with the utilization of fully valued net operating losses.

Management believes it is more likely than not that the remaining net deferred tax assets of $20,777 as of June 30, 2007 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

At June 30, 2007, our share of the cumulative undistributed earnings of foreign subsidiaries was $2,654. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2007, we have federal, foreign, and state NOL carryforwards of approximately $29,928, $351, and $22,681, respectively, and various state credit carryforwards of $5,879. The federal NOL will expire from fiscal 2022 through fiscal 2025, while the state NOL and credits will expire from fiscal 2007 through fiscal 2025. The foreign NOL will begin to expire in 2014. We also have federal general business credit carryforwards of approximately $4,763, which are available to reduce federal income taxes, if any, through 2019 and begin to expire in 2012. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $788, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

NOTE 16: SEGMENT REPORTING

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). Consistent with our new business structure, beginning with the second quarter in fiscal 2007, we reported our segments as Metrology and Optics. The Metrology segment consistes of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. The chief operating decision-maker uses this information to allocate resources. Prior to the second quarter, our segments were reported as Semiconductor and Industrial. Prior year segment information has been restated in a manner consistent with our new reporting segments.

	Fiscal Year Ended June 30,
	2007	2006	2005
Metrology		(as restated)	(as restated)
Sales	$132,264	$125,880	$104,421
Gross profit	62,189	56,818	46,442
Gross profit as a % of sales	47%	45%	44%

Optics
Sales	$48,724	$42,257	$36,928
Gross profit	14,994	8,953	6,848
Gross profit as a % of sales	31%	21%	19%

Total
Sales	$180,988	$168,137	$141,349
Gross profit	77,183	65,771	53,290
Gross profit as a % of sales	43%	39%	38%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating results, assets, depreciation, and amortization are U.S. based. Sales by geographic area based on shipping destination were as follows:

	Fiscal Year Ended June 30,
	2007	2006	2005

Domestic	$71,330	$58,446	$47,973
Far East:
Japan	66,613	76,595	61,115
Pacific Rim	23,985	18,233	17,303
Total Far East	90,598	94,828	78,418
Europe	19,060	14,863	14,958
Total	$180,988	$168,137	$141,349

NOTE 17: TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2007, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), amounted to $48,147 (27% of net sales) $61,366 (36% of net sales), and $51,887 (37% of net sales), for the years ended June 30, 2007, 2006, and 2005, respectively. Selling prices of products sold to Canon are based, generally, on the normal terms given to distributors. Revenues generated from development contracts are recorded on a cost-plus basis.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. Work on these development services was completed during the third quarter of fiscal 2007. During fiscal 2007, 2006, and 2005, we recognized revenue in the Metrology segment of $4,051, $20,014, and $15,617, respectively, for the original contract and subsequent add-on work. At June 30, 2007 and 2006, there were, in the aggregate, $4,515 and $5,966, respectively, of trade accounts receivable from Canon.

NOTE 18: HEDGING ACTIVITIES

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

As of June 30, 2007, we had eight foreign currency forward contracts outstanding aggregating to $8,500. Net unrealizable gains recognized from foreign currency forward contracts for fiscal 2007 was $148, and are included in other income in the consolidated statements of operations. These gains are substantially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries.

NOTE 19: QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2007
	September 30,	December 31,	March 31,	June 30,
Net sales	$41,107	$44,682	$48,655	$46,544
Gross profit	$17,791	$19,767	$20,411	$19,214
Net earnings	$3,652	$3,714	$3,966	$3,810
Basic earnings per share	$0.20	$0.20	$0.22	$0.21
Diluted earnings per share	$0.20	$0.20	$0.21	$0.20

	For the Fiscal Year Ended June 30, 2006
	September 30,	December 31,	March 31,	June 30,
Net sales	$34,329	$43,608	$43,048	$47,152
Gross profit	$13,153	$17,192	$16,447	$18,979
Net earnings	$2,193	$3,680	$4,097	$4,515
Basic earnings per share	$0.12	$0.20	$0.23	$0.25
Diluted earnings per share	$0.12	$0.20	$0.22	$0.24

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the consolidated financial statements of Zygo Corporation and subsidiaries (the "Company") as of June 30, 2007 and 2006, and for each of the two years in the period ended June 30, 2007, and the Company's internal control over financial reporting as of June 30, 2007, and have issued our report thereon dated September 19, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the change in the Company’s method of accounting for stock options); such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

The Board of Directors and Stockholders
Zygo Corporation:

Under date of September 7, 2005, except as to notes 2 and 16 (as it relates to 2005 disclosures) to the consolidated financial statements which are as of June 20, 2006 and September 10, 2007, respectively, we reported on the consolidated statements of operations, stockholders’ equity and cash flows of Zygo Corporation and subsidiaries for the year ended June 30, 2005 as contained in the 2007 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index on page F-1. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Stamford, Connecticut
September 7, 2005, except as to notes 2 and 16 (as it relates to
2005 disclosures) to the consolidated financial statements which are as of June 20, 2006 and September 10, 2007, respectively

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2007, 2006, and 2005

(Thousands of dollars)

	Balance at
	Beginning of		Write-Offs	Balance at
Description	Year	Provision	and Other	End of Year

Year Ended June 30, 2007
Allowance for doubtful accounts	$588	$(245)	$10	$333

Valuation allowance on net deferred tax assets	$1,630	$564	$24	$2,170

Year Ended June 30, 2006
Allowance for doubtful accounts	$663	$65	$140	$588

Valuation allowance on net deferred tax assets	$2,011	$416	$797	$1,630

Year Ended June 30, 2005
Allowance for doubtful accounts	$707	$(11)	$33	$663

Valuation allowance on net deferred tax assets	$3,383	$-	$1,372	$2,011

EXHIBIT INDEX

EXHIBIT
TABLE
NUMBER

10.23	Employment contract dated June 15, 2007 between Zygo Corporation and Walter A. Shephard.

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002