Form 10-Q
period 2007-09-30
ZYGO CORP
filed 2007-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

18,014,006 shares of Common Stock, $.10 Par Value, at November 1, 2007

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated sales, orders, and growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on timing and market acceptance of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, and stock price fluctuations. Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2007.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006

Net sales	$31,714	$41,107
Cost of goods sold	20,662	23,316
Gross profit	11,052	17,791

Selling, general, and administrative expenses	7,425	7,525
Research, development, and engineering expenses	5,642	5,124
Operating profit (loss)	(2,015)	5,142

Other income
Interest income	811	725
Miscellaneous income	202	45
Total other income	1,013	770
Earnings (loss) before income taxes and
minority interest	(1,002)	5,912

Income tax benefit (expense)	361	(2,069)
Minority interest	(303)	(191)
Net earnings (loss)	$(944)	$3,652

Basic - Earnings (loss) per share	$(0.05)	$0.20
Diluted - Earnings (loss) per share	$(0.05)	$0.20

Weighted average shares outstanding
Basic shares	18,193	18,118
Diluted shares	18,193	18,445

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$19,578	$17,826
Marketable securities	21,835	29,453
Receivables, net of allowance for doubtful accounts
of $333 and $333, respectively	30,909	32,476
Inventories	43,534	43,048
Prepaid expenses	2,453	2,240
Deferred income taxes	15,275	15,077
Total current assets	133,584	140,120

Marketable securities	20,904	22,879
Property, plant, and equipment, net	36,423	36,349
Deferred income taxes	6,406	5,700
Intangible assets, net	6,247	6,110
Other assets	1,017	436
Total assets	$204,581	$211,594

Liabilities and Stockholders' Equity
Current liabilities:
Payables	$6,488	$8,720
Progress payments and deferred revenue	12,798	8,770
Accrued salaries and wages	3,486	9,056
Other accrued liabilities	4,809	4,637
Income taxes payable	610	1,103
Total current liabilities	28,191	32,286

Other long-term liabilities	2,577	555
Minority interest	1,279	976

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
18,731,126 shares issued (18,692,478 at June 30, 2007);
17,904,438 shares outstanding (18,242,192 at June 30, 2007)	1,873	1,869
Additional paid-in capital	149,964	148,844
Retained earnings	30,331	32,194
Accumulated other comprehensive income:
Currency translation effects	614	205
	182,782	183,112
Less treasury stock, at cost, 826,688 shares (450,286 at June 30, 2007)	10,248	5,335
Total stockholders' equity	172,534	177,777
Total liabilities and stockholders' equity	$204,581	$211,594

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,
	2007	2006

Cash used for operating activities:
Net earnings (loss)	$(944)	$3,652

Adjustments to reconcile net earnings (loss) to cash
used for operating activities:
Depreciation and amortization	1,714	1,594
Deferred income taxes	(893)	1,673
Compensation cost related to share-based payments arrangements	735	601
Excess tax benefits from share-based payment arrangements	(10)	(1)
Minority interest	303	191
Other, net	(82)	(91)
Changes in operating accounts:
Receivables	2,213	4,002
Inventories	(28)	(2,638)
Prepaid expenses	(202)	(267)
Accounts payable, accrued expenses, and taxes payable	(4,427)	(11,138)
Net cash used for operating activities	(1,621)	(2,422)
Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(1,794)	(2,180)
Purchase of marketable securities	(4,963)	(7,054)
Additions to intangibles and other assets	(229)	(90)
Proceeds from the maturity of marketable securities	14,600	5,000
Net cash provided by (used for) investing activities	7,614	(4,324)
Cash provided by (used for) financing activities:
Employee stock purchase	140	161
Repurchase of common stock	(4,913)	-
Exercise of employee stock options	249	12
Excess tax benefits from share-based payment arangements	10	1
Net cash provided by (used for) financing activities	(4,514)	174
Effect of exchange rate changes on cash and cash equivalents	273	(73)
Net increase (decrease) in cash and cash equivalents	1,752	(6,645)
Cash and cash equivalents, beginning of period	17,826	20,318
Cash and cash equivalents, end of period	$19,578	$13,673

Supplemental Cash Flow Information
Income tax payments amounted to $400 and $896 for the three months ended September 30, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). The Company follows accounting principles generally accepted in the United States of America. All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at September 30, 2007, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2007, including items incorporated by reference therein.

Note 2: Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three months ended September 30, 2007, 2,640,220 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive. The Company had a net loss for the quarter ended September 30, 2007 and, therefore, basic and diluted net loss per common share for this period was the same. For the three months ended September 30, 2006, 913,479 of the Company’s outstanding Stock Grants were excluded from the calculation of diluted earnings per share because they were antidilutive. The Stock Grants could potentially dilute basic earnings per share in the future.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,
	2007	2006
Basic weighted average shares
outstanding	18,193,330	18,117,726
Dilutive effect of stock options
restricted shares	-	327,677
Diluted weighted average shares
outstanding	18,193,330	18,445,403

Note 3: Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008. The Company is in the process of evaluating the impact of SFAS 159 on our financial statements.

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

Note 4: Share-Based Payments
We recorded share-based compensation expense for the three months ended September 30, 2007 and 2006 of $735 and $601, respectively, with a related tax benefit of $268 and $216, respectively.

Stock Options

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2008 and 2007 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2007 and 2006 were $5.05 and $5.93, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended September 30, 2007 and 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30,
	2007	2006
Term	4.0 Years	4.1 Years
Volatility	45.7%	52.1%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	4.8%
Forfeiture rate	11.0%	10.7%

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

Restricted Stock

Our share-based compensation expense also includes the effects of restricted stock grants and units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term.

Note 5: Comprehensive Income
Our total comprehensive income was as follows:

	Three Months Ended September 30,
	2007	2006
Net earnings (loss)	$(944)	$3,652
Unrealized loss on marketable
securities, net of tax	-	(3)
Foreign currency translation effect	409	(91)
Comprehensive income (loss)	$(535)	$3,558

Note 6: Inventories Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2007 and June 30, 2007, inventories were as follows:

	September 30,	June 30,
	2007	2007

Raw materials and manufactured parts	$20,155	$20,268
Work in process	16,682	17,115
Finished goods	6,697	5,665
	$43,534	$43,048

Note 7: Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2007 and June 30, 2007, property, plant, and equipment were as follows:

	September 30,	June 30,	Estimated Useful Life
	2007	2007	(Years)

Land	$615	$615	-
Building and improvements	17,141	17,085	15-40
Machinery, equipment, and office furniture	56,314	56,395	3-8
Leasehold improvements	800	795	1-5
Construction in progress	4,999	5,231	-
	79,869	80,121
Accumulated depreciation	(43,446)	(43,772)
	$36,423	$36,349

Depreciation expense for the three months ended September 30, 2007 and 2006 was $1,674 and $1,520, respectively.

Note 8: Intangible Assets
Intangible assets include patents and trademarks. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 11-17 years. Intangible assets, at cost, at September 30, 2007 and June 30, 2007 were as follows:

	September 30,	June 30,
	2007	2007
Patents and trademarks	$7,722	$7,504
Accumulated amortization	(1,475)	(1,394)
	$6,247	$6,110

Intangible amortization expense was $85 and $74 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,
	2007	2006
Beginning Balance	$1,552	$1,660
Reductions for payments made	(430)	(310)
Changes in accruals related to pre-existing
warranties	(28)	131
Changes in accruals related to warranties
made in the current period	375	250
Ending Balance	$1,469	$1,731

Note 10: Segment Information
During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology and Optics. Beginning with the second fiscal quarter, we began reporting our segments as Metrology and Optics. Prior to the second quarter, our segments were reported as Semiconductor and Industrial. Prior year segment information has been restated in a manner consistent with our new reporting segments.

ZYGO’s Metrology division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three months ended September 30, 2007 and 2006, segment sales and gross profit are as follows:

	Three Months Ended September 30,
	2007	2006
Metrology		(as restated)
Sales	$19,925	$31,798
Gross profit	$8,182	$14,720
Gross profit as a % of sales	41%	46%
Optics
Sales	$11,789	$9,309
Gross profit	$2,870	$3,071
Gross profit as a % of sales	24%	33%

Total
Sales	$31,714	$41,107
Gross profit	$11,052	$17,791
Gross profit as a % of sales	35%	43%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended September 30,
	2007	2006

Americas	$15,538	$15,164
Europe	4,117	3,795
Japan	9,892	15,351
Pacific Rim	2,167	6,797
Total	$31,714	$41,107

Note 11: Transactions with Stockholder
Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $5,564 (18% of net sales) for the three months ended September 30, 2007 as compared with $12,617 (31% of net sales) for the comparable prior year period. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2007 and June 30, 2007, there were, in the aggregate, $2,172 and $4,515, respectively, of trade accounts receivable from Canon.

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

As of September 30, 2007, we had six currency contracts outstanding involving our Japanese operations with notional amounts aggregating $8,100. For the three months ended September 30, 2007 and 2006, we recognized net unrealized losses of $583 and net unrealized gains of $159, respectively, from foreign currency forward contracts. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. These net gains and losses are included in other income in the Condensed Consolidated Statements of Operations.

Note 13: Income Tax Benefit (Expense)	Fiscal 2008		Fiscal 2007
		Tax Rate		Tax Rate
	Amount	%	Amount	%

Quarter ended September 30	$361	36%	$(2,069)	35%

The income tax rate for the three months ended September 30, 2007 was 36% as compared with 35% for the three months ended September 30, 2006. This increase in the tax rate is primarily impacted by the loss of the deduction attributable to the Extraterritorial Income Exclusion (“EIE”), which was repealed effective January 1, 2007, partially offset by an increase in earnings in foreign jurisdictions that have a lower tax rate.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during the next 12 months.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 1997. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2000 and June 30, 2003, respectively. We are currently not under income tax audit in any jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut and our 39,780 square foot facility in Tucson, Arizona.

During the second quarter of fiscal 2007, we reorganized our business into two operating divisions – Metrology and Optics. Consistent with this reorganization, beginning with the second quarter of fiscal 2007, we are reporting our operating segments as Metrology and Optics. Prior year segment information has been restated in a manner consistent with our new reporting segments. The Metrology division (segment) consists of OEM and in-line products. The Optics division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. These two business segments continue to serve two global markets: semiconductor and industrial.

Orders for the three months ended September 30, 2007 were $36.5 million. Orders from our Metrology division accounted for 60% of the orders received, with the Optics division accounting for the remaining 40%. We continue to experience a decreased level of orders for our lithography OEM products and anticipate this trend to continue through the second quarter of fiscal 2008. We also have experienced push-outs of orders in the semiconductor capital equipment sector.

Sales for the three months ended September 30, 2007 were adversely affected by delays in customers' acceptance of several large systems (approximately $4.0 million) and delays in shipments of certain products due to late deliveries of key parts from suppliers (approximately $1.5 million). Earnings were further affected by unabsorbed factory costs due to low sales volume. Optics sales represent an increasing percentage of our sales. These sales generally have a lower gross profit as a percentage of sales than our Metrology sales.

We are now expecting fiscal 2008 revenues to be approximately 5%-10% below the $181 million of sales achieved in fiscal 2007. This reflects growth in certain areas, partially offsetting the downturn in the lithography and semiconductor markets. We continue to anticipate fiscal 2008 sales and earnings to be skewed toward the second half of the year when we expect to see a strengthening in orders and shipments.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, management considers the Company’s policies on revenue recognition and Allowance for Doubtful Accounts; Inventory Valuation; Other than Temporary Impairment of Marketable Securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

As discussed below and in Note 13 to the Condensed Consolidated Financial Statements, we have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first three months of fiscal 2008. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

RESULTS OF OPERATIONS

Net Sales
	Fiscal 2008		Fiscal 2007
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended September 30
Metrology	$19.9	63%	$31.8	77%
Optics	11.8	37%	9.3	23%
Total	$31.7	100%	$41.1	100%

Overall, net sales decreased 23% in the three months ended September 30, 2007 from the comparable prior year period, reflecting a decrease in metrology segment sales of 37% and an increase in optics segment sales of 27%, as compared to the first quarter of fiscal 2007. The decrease in metrology sales was primarily due to volume decreases in lithography, semiconductor systems, and display systems of $13.3 million, partially offset by a sales increase in our core instruments sales of $1.5 million. Lithography sales decreased by $6.6 million, primarily due to a decrease of $7.1 million in Canon sales. Lithography sales to Canon represented 10% of total sales in the three months ended September 30, 2007, as compared with 21% in the comparable prior year period. There were no semiconductor system sales in the three months ended September 30, 2007, and for the same period, display systems were adversely affected by the delay in anticipated acceptances of three systems. The increase in optics segment sales was attributable to an increase in optical assemblies of $1.7 million, which includes deliveries of optical assemblies for the National Ignition Facility and medical device equipment, and laser fusion optics of $0.7 million.

Sales in U.S. dollars for the three months ended September 30, 2007 were approximately 73% of total net sales, with the remaining 27% being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the Euro and Yen would have an immaterial impact on our condensed consolidated financial position and results of operations.

Gross Profit by Segment
	Fiscal 2008		Fiscal 2007
		Gross		Gross
(Dollars in millions)	Amount	Margin %	Amount	Margin %
Quarter ended September 30
Metrology	$8.2	41%	$14.7	47%
Optics	2.9	24%	3.1	33%
Total	$11.1	35%	$17.8	43%

Gross profit as a percentage of net sales for the three months ended September 30, 2007 was 35%, a decrease of eight percentage points from the comparable prior year period. Within the Metrology division, the decrease in gross profit as a percentage of net sales is primarily due to unabsorbed costs due to lower lithography sales volume. Within the Optics division, the decrease in gross profit as a percentage of net sales is primarily due to unabsorbed costs due to lower than expected sales volume as we experienced delayed parts shipments from suppliers that decreased our manufacturing capacity in the period. In addition, shipments for the initial production run of the helmet mounted display units carry no margin due to cost over-runs on the initial units. Final units of the initial production run are expected to be completed in the second quarter of fiscal 2008. Our overall gross profit as a percentage of net sales was also adversely affected by the shift in product mix. Sales in the Metrology division, which carry an overall higher gross margin as compared with the Optics division, accounted for 63% of total net sales in the three months ended September 30, 2007 as compared with 77% of our total net sales in the comparable prior year period.

Selling, General, and Administrative Expenses ("SG&A")
	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$7.4	23%	$7.5	18%

SG&A expenses decreased by $0.1 million in the three months ended September 30, 2007 from the comparable prior year period. The decrease in SG&A primarily was attributable to lower administration expense related to decreased bonus and profit sharing expenses based on the first quarter results, partially offset by increased salaries and marketing activity in the Metrology segment within the semiconductor and display solutions units.

Research, Development, and Engineering Expenses ("RD&E")
	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$5.6	18%	$5.1	12%

The increase in RD&E for the three months ended September 30, 2007 as compared with the comparable prior year period primarily was attributable to continued development efforts within our Metrology segment, including our semiconductor initiatives and, to a lesser extent, in display, and optical assemblies. We continue to focus and build on our semiconductor initiatives as one of our core areas of expected future growth.

Other Income
	Fiscal 2008		Fiscal 2007

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$1.0	3%	$0.8	2%

Other income for the three months ended September 30, 2007 increased by $0.2 million from the comparable prior year period. This increase primarily was attributable to foreign currency net unrealized and realized gains.

Income Tax Benefit (Expense)
	Fiscal 2008		Fiscal 2007
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%

Quarter ended September 30	$0.4	36%	$(2.1)	35%

The income tax rate for the three months ended September 30, 2007 was 36% as compared with 35% in the comparable prior year period. This increase in the tax rate is primarily due to the loss of the deduction attributable to the Extraterritorial Income Exclusion (“EIE”), which was repealed effective January 1, 2007, partially offset by an increase in earnings in foreign jurisdictions that have a comparatively lower tax rate.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $5.6 million (18% of net sales) for the three months ended September 30, 2007 as compared with $12.6 million (31% of net sales) for the comparable prior year period. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2007 and June 30, 2007, there were, in the aggregate, $2.2 million and $4.5 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, cash and marketable securities were $62.3 million, a decrease of $7.9 million from $70.2 million at June 30, 2007, primarily due to the repurchase of our common stock under our stock buyback program of $4.9 million and the payment of profit sharing and bonus amounts accrued at June 30, 2007 of $5.3 million. Cash flows used by operating activities were $1.6 million for the three months ended September 30, 2007 as compared with cash flows used by operating activities of $2.4 million for the comparable prior year period. The difference in operating cash flows for the three months of fiscal 2008 as compared with the prior year period primarily was attributable to a decrease in payments on accounts payable and accrued expenses resulting in an increase in cash flows of $5.9 million, offset by a decrease in earnings of $4.6 million.

Acquisitions of property, plant, and equipment totaled $1.8 million during the three months ended September 30, 2007.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement at September 30, 2007 or June 30, 2007. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The agreement expires in November 2007 and is expected to be renewed. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2007. For discussion of our exposure to market risk, refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk”, presented in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission.

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

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced	under the plans or
Period	shares purchased	paid per share	plans or programs	programs (in millions)

July 1, 2007 - July 31, 2007	-	-	-	$25.0
August 1, 2007 - August 31, 2007	92,500	$12.85	92,500	$23.8
September 1, 2007 - September 30, 2007	283,902	$13.12	283,902	$20.1

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2007, the repurchases occurred from time to time as market conditions warranted through transactions in the open market. The initial share repurchases have been effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allowed us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: November 9, 2007

EXHIBIT INDEX

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