Form 10-Q
period 2007-12-31
ZYGO CORP
filed 2008-02-08
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

17,145,284 shares of Common Stock, $.10 Par Value, at February 1, 2008

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated sales, orders, and growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on timing and market acceptance of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, investment portfolio returns, and stock price fluctuations. Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2007.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	$40,369	$44,682	$72,083	$85,789
Cost of goods sold	23,723	24,915	44,385	48,231
Gross profit	16,646	19,767	27,698	37,558

Selling, general, and administrative expenses	7,823	8,637	15,249	16,260
Research, development, and engineering expenses	5,463	5,461	11,105	10,585
Provision for doubtful accounts and notes	1,561	96	1,560	(2)
Operating profit (loss)	1,799	5,573	(216)	10,715

Other income
Interest income	670	703	1,481	1,428
Miscellaneous income (expense)	274	(15)	476	30
Total other income	944	688	1,957	1,458
Earnings before income taxes and
minority interest	2,743	6,261	1,741	12,173

Income tax expense	(988)	(2,191)	(627)	(4,260)
Minority interest	(576)	(356)	(879)	(547)
Net earnings	$1,179	$3,714	$235	$7,366

Basic - Earnings per share	$0.07	$0.20	$0.01	$0.41
Diluted - Earnings per share	$0.07	$0.20	$0.01	$0.40

Weighted average shares outstanding
Basic shares	17,493	18,126	17,843	18,122
Diluted shares	17,807	18,566	18,186	18,504

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$23,765	$17,826
Marketable securities	23,795	29,453
Receivables, net of allowance for doubtful accounts
of $1,896 and $333, respectively	25,269	32,476
Inventories	40,624	43,048
Prepaid expenses	2,337	2,240
Deferred income taxes	14,580	15,077
Total current assets	130,370	140,120

Marketable securities	11,992	22,879
Property, plant, and equipment, net	36,751	36,349
Deferred income taxes	6,817	5,700
Intangible assets, net	6,331	6,110
Other assets	978	436
Total assets	$193,239	$211,594

Liabilities and Stockholders' Equity
Current liabilities:
Payables	$7,749	$8,720
Progress payments and deferred revenue	9,894	8,770
Accrued salaries and wages	3,210	9,056
Other accrued liabilities	4,710	4,637
Income taxes payable	981	1,103
Total current liabilities	26,544	32,286

Other long-term liabilities	2,576	555
Minority interest	1,104	976
Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
18,777,404 shares issued (18,692,478 at June 30, 2007);
17,021,435 shares outstanding (18,242,192 at June 30, 2007)	1,878	1,869
Additional paid-in capital	150,476	148,844
Retained earnings	31,510	32,194
Accumulated other comprehensive income:
Currency translation effects	726	205
	184,590	183,112
Less treasury stock, at cost, 1,755,969 shares (450,286 at June 30, 2007)	21,575	5,335
Total stockholders' equity	163,015	177,777
Total liabilities and stockholders' equity	$193,239	$211,594

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,
	2007	2006
Cash provided by operating activities:
Net earnings	$235	$7,366

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,570	3,196
Deferred income taxes	(606)	2,971
Compensation cost related to share-based payments arrangements	1,302	1,109
Excess tax benefits from share-based payment arrangements	(12)	(24)
Minority interest	879	547
Provision for doubtful accounts and notes	1,556	(11)
Other, net	(333)	258
Changes in operating accounts:
Receivables	8,034	3,773
Inventories	3,014	(6,239)
Prepaid expenses	(82)	(206)
Accounts payable, accrued expenses, and taxes payable	(6,067)	(7,528)
Net cash provided by operating activities	11,490	5,212
Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(3,982)	(4,808)
Issuance of note receivable	(1,500)	-
Purchase of marketable securities	(4,963)	(13,156)
Additions to intangibles and other assets	(416)	(301)
Proceeds from the maturity of marketable securities	21,593	11,402
Net cash provided by (used for) investing activities	10,732	(6,863)
Cash provided by (used for) financing activities:
Repurchase of common stock	(16,235)	-
Dividend payments to minority interest	(751)	-
Employee stock purchase	141	163
Exercise of employee stock options	280	135
Vesting of restricted stock and related tax benefits	(87)	-
Excess tax benefits from share-based payment arangements	12	24
Net cash (used for) provided by financing activities	(16,640)	322
Effect of exchange rate changes on cash and cash equivalents	357	(9)
Net increase (decrease) in cash and cash equivalents	5,939	(1,338)
Cash and cash equivalents, beginning of period	17,826	20,318
Cash and cash equivalents, end of period	$23,765	$18,980

Supplemental Cash Flow Information
Income tax payments amounted to $885 and $1,285 for the six months ended December 31, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America. All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at December 31, 2007, the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2007, including items incorporated by reference therein.

Note 2: Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three months ended December 31, 2007, 1,198,831 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) (1,138,292 for the six months ended December 31, 2007) were excluded from the calculation of diluted earnings per share because they were antidilutive. For the three months ended December 31, 2006, 837,612 of the Company’s Stock Grants (899,412 for the six months ended December 31, 2006) were excluded from the calculation of diluted earnings per share.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Basic weighted average shares
outstanding	17,492,889	18,125,839	17,843,145	18,121,783
Dilutive effect of stock options
and restricted shares	314,233	440,341	343,082	382,583
Diluted weighted average shares
outstanding	17,807,122	18,566,180	18,186,227	18,504,366

Note 3: Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The provisions of SFAS 160 are effective for the fiscal year beginning July 1, 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R offers specific guidance on how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer, and goodwill acquired or any bargain purchase gains. The provisions of SFAS 141R are effective for the fiscal year beginning July 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008. We are in the process of evaluating the impact of SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are in the process of evaluating the impact of the provisions of SFAS 157 on our financial statements.

Note 4: Share-Based Payments
We recorded share-based compensation expense for the three months ended December 31, 2007 and 2006 of $567 and $508, respectively, with a related tax benefit of $204 and $183, respectively. Share-based compensation expense for the six months ended December 31, 2007 and 2006 was $1,302 and $1,109, respectively, with a related tax benefit of $469 and $399, respectively.

Stock Options
An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2008 and 2007 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended December 31, 2007 was $5.05. There were no stock option grants for the three months ended December 31, 2007. The weighted-average fair value of stock option grants for the three and six months ended December 31, 2006 and was $6.62 and $6.15, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Term	-	4.1 Years	4.0 Years	4.1 Years
Volatility	-	52.1%	%	52.1%
Dividend yield	-	0.0%	0.0%	0.0%
Risk-free interest rate	-	4.7%-4.8%	4.2%	4.7%-4.8%
Forfeiture rate	-	10.7%	11.0%	10.7%

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

Note 5: Comprehensive Income
Total comprehensive income was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net earnings	$1,179	$3,714	$235	$7,366
Unrealized loss on marketable
securities, net of tax	-	(3)	-	(6)
Foreign currency translation effect	112	171	521	80
Comprehensive income	$1,291	$3,882	$756	$7,440

Note 6: Notes Receivable
In October 2007, we loaned $1,500 to an unrelated third party (“Seller”), evidenced by a Subordinated Convertible Promissory Note (“Note”). The Note had a maturity date of December 31, 2007 and called for interest to be paid at a rate of 12%. In December 2007, we entered into a Letter of Intent (“LOI”) to purchase a segment of the Seller. The LOI extended the due date of the loan until the later of the expiration date of the LOI or the date that either party terminated the LOI. In January 2008, after conducting additional due diligence, we terminated the LOI and informed the Seller that we would not purchase the segment of the business. The Seller has had financial difficulty, has had an interim receiver appointed, and has indicated its inability to repay the Note. Based on these facts, we recorded a charge against the full value of the loan of $1,500 in the second quarter of fiscal 2008.

Note 7: Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2007 and June 30, 2007, inventories were as follows:

	December 31,	June 30,
	2007	2007

Raw materials and manufactured parts	$18,055	$20,268
Work in process	16,910	17,115
Finished goods	5,659	5,665
	$40,624	$43,048

Note 8: Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2007 and June 30, 2007, property, plant, and equipment were as follows:

	December 31,	June 30,	Estimated Useful Life
	2007	2007	(Years)
Land	$615	$615	-
Building and improvements	17,169	17,085	15-40
Machinery, equipment, and office furniture	59,519	56,395	3-8
Leasehold improvements	818	795	1-5
Construction in progress	3,658	5,231	-
	81,779	80,121
Accumulated depreciation	(45,028)	(43,772)
	$36,751	$36,349

Depreciation expense for the three months ended December 31, 2007 and 2006 was $1,813 and $1,533, respectively.
Depreciation expense for the six months ended December 31, 2007 and 2006 was $3,487 and $3,053, respectively.

Note 9: Intangible Assets
Intangible assets include patents and trademarks. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 11-17 years. Intangible assets, at cost, at December 31, 2007 and June 30, 2007 were as follows:

	December 31,	June 30,
	2007	2007
Patents and trademarks	$7,864	$7,504
Accumulated amortization	(1,533)	(1,394)
	$6,331	$6,110

Intangible amortization expense was $85 and $81 for the three months ended December 31, 2007 and 2006, respectively, and $170 and $155 for the six months ended December 31, 2007 and 2006, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Six Months Ended December 31,
	2007	2006
Beginning Balance	$1,552	$1,660
Reductions for payments made	(784)	(880)
Changes in accruals related to pre-existing
warranties	(100)	190
Changes in accruals related to warranties
made in the current period	653	766
Ending Balance	$1,321	$1,736

Note 11: Segment Information
During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology and Optics. Beginning with that second fiscal quarter, we began reporting our segments as Metrology and Optics. Prior to the second quarter, our segments were reported as Semiconductor and Industrial. Segment information for all prior periods has been restated in a manner consistent with our new reporting segments.

ZYGO’s Metrology division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and six months ended December 31, 2007 and 2006, segment sales and gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Metrology
Sales	$29,229	$31,900	$49,154	$63,698
Gross profit	$14,041	$16,007	$22,223	$30,728
Gross profit as a % of sales	48%	50%	45%	48%
Optics
Sales	$11,140	$12,782	$22,929	$22,091
Gross profit	$2,605	$3,760	$5,475	$6,830
Gross profit as a % of sales	23%	29%	24%	31%

Total
Sales	$40,369	$44,682	$72,083	$85,789
Gross profit	$16,646	$19,767	$27,698	$37,558
Gross profit as a % of sales	41%	44%	38%	44%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Americas	$17,724	$17,126	$33,262	$32,290
Europe	7,085	5,407	11,202	9,202
Japan	10,669	16,652	20,561	32,003
Pacific Rim	4,891	5,497	7,058	12,294
Total	$40,369	$44,682	$72,083	$85,789

Note 12: Transactions with Stockholder
Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $6,739 and $12,303 (17% of net sales for each period) for the three and six months ended December 31, 2007, respectively, as compared with $13,026 (29% of net sales) and $25,643 (30% of net sales), respectively, for the comparable prior year periods. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2007 and June 30, 2007, there were, in the aggregate, $3,312 and $4,515, respectively, of trade accounts receivable from Canon.

Note 13: Hedging Activities
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

As of December 31, 2007, we had seven currency contracts outstanding involving our Japanese operations with notional amounts aggregating $7,600. For the three months ended December 31, 2007 and 2006, we recognized net unrealized gains of $109 and net unrealized losses of $88, respectively, from foreign currency forward contracts. For the six months ended December 31, 2007 and 2006, we recognized net unrealized losses of $474 and net unrealized gains of $71, respectively, from foreign currency forward contracts. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries. Any net gains and losses, after such offsets, are included in other income in the Condensed Consolidated Statements of Operations.

Note 14: Income Taxes
The income tax rate for the three and six months ended December 31, 2007 was 36%, as compared with 35% for the comparable prior year periods.

The increase of one percentage point in the tax rate was primarily due to the loss of the deduction attributable to the Extraterritorial Income Exclusion (“EIE”), which was repealed effective January 1, 2007, partially offset by an increase in earnings in foreign jurisdictions that have a lower tax rate.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended December 31, 2007, we made no adjustments to our uncertain tax positions. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during the next 12 months.

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

During the second quarter of fiscal 2007, we reorganized our business into two operating divisions – Metrology and Optics. Consistent with this reorganization, starting with the second quarter of fiscal 2007, we began reporting our operating segments as Metrology and Optics. Segment information for all periods prior to this reorganization has been restated in a manner consistent with our new reporting segments. The Metrology division (segment) consists of OEM and in-line products. The Optics division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. These two business segments continue to serve two global markets: semiconductor and industrial.

Orders for the three months ended December 31, 2007 were $42.9 million, as compared with $49.7 million for the comparable prior year period and $36.5 million for the three months ended September 30, 2007. Orders for lithography products and display systems accounted for the majority of the increase over the first quarter of fiscal 2008. Lithography orders include orders from Canon, our largest customer. We expect lithography orders to increase during the remainder of our fiscal year. Orders from our Metrology segment accounted for 80% of the orders received, with the Optics segment accounting for the remaining 20%.

In October 2007, we loaned $1.5 million to an unrelated third party (“Seller”), evidenced by a Subordinated Convertible Promissory Note (“Note”). The Note had a maturity date of December 31, 2007 and called for interest to be paid at a rate of 12%. In December 2007, we entered into a Letter of Intent (“LOI”) to purchase a segment of the Seller. The LOI extended the due date of the loan until the later of the expiration date of the LOI or the date that either party terminated the LOI. In January 2008, after conducting additional due diligence, we terminated the LOI and informed the Seller that we would not purchase the segment of the business. The Seller has had financial difficulty, has had an interim receiver appointed, and has indicated its inability to repay the Note. Based on these facts, we recorded a charge against the full value of the loan of $1.5 million in the second quarter of fiscal 2008. We are working on a plan to receive alternate value for the Note in lieu of a cash payment. For instance, we may be interested in obtaining certain technologies of the Seller that would be beneficial to us in our current markets. To the extent we are able to obtain any value for the Note, whether in cash or technology rights, we would reverse the charge for an amount equal to the value of the property actually received.

We have $35.8 in our marketable securities portfolio as of December 31, 2007, of which $23.8 million is classified as short-term. The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income. We monitor the valuation of the individual securities in our portfolio and, if any security is deemed to have an other than temporary impairment, we will have to take a charge for the impairment amount. We have not taken an impairment charge on any of our marketable securities during the six months ended December 31, 2007.

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

As discussed below and in Note 14 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first six months of fiscal 2008. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2008		Fiscal 2007
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended December 31
Metrology	$29.2	72%	$31.9	71%
Optics	11.2	28%	12.8	29%
Total	$40.4	100%	$44.7	100%

Six months ended December 31
Metrology	$49.2	68%	$63.7	74%
Optics	$22.9	32%	$22.1	26%
Total	$72.1	100%	$85.8	100%

Overall, net sales for the three months ended December 31, 2007 decreased 10% from the comparable prior year period, reflecting decreases in Metrology segment sales of 8% and Optics segment sales of 13%. The decrease in Metrology segment sales was primarily due to volume decreases in lithography of $5.6 million partially offset by an increase in our core instrument sales of $2.7 million. The decrease in lithography sales was primarily due to a decrease in sales to Canon, our largest customer. Lithography sales to Canon represented 17% of total sales in the three months ended December 31, 2007, as compared with 29% in the comparable prior year period. The decrease in Optics segment sales was attributable to a decrease in optical assemblies of $1.5 million, primarily due to the completion of an existing contract manufacturing order while new contract manufacturing orders are being brought online.

Net sales for the six months ended December 31, 2007 decreased 16% from the comparable prior year period, reflecting a decrease in Metrology segment sales of 23% and an increase in the Optics segment sales of 4%. The decrease in Metrology segment sales was primarily due to volume decreases in lithography of $12.3 million, display solutions of $2.6 million, and semiconductor of $1.6, partially offset by an increase in our core instrument sales of $1.9 million. The lithography sales decrease was primarily due to a decrease of $13.3 million in sales to Canon sales. Lithography sales to Canon represented 17% of total sales in the six months ended December 31, 2007, as compared with 30% in the comparable prior year period. The increase in Optics segment sales was attributable to delivery of a major order during the first quarter of fiscal 2008.

Sales in U.S. dollars for the three months ended December 31, 2007 were approximately 73% of total net sales, with the remaining 27% being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact the sales of our products in export markets, as would changes in the general economic conditions in those markets. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 10% appreciation or depreciation of the U.S. dollar against the Euro and Yen would have an immaterial impact on our condensed consolidated financial position and results of operations.

Gross Profit by Segment

	Fiscal 2008		Fiscal 2007
		Gross		Gross
(Dollars in millions)	Amount	Margin %	Amount	Margin %
Quarter ended December 31
Metrology	$14.0	48%	$16.0	50%
Optics	2.6	23%	3.8	29%
Total	$16.6	41%	$19.8	44%
Six months ended December 31
Metrology	$22.2	45%	$30.7	48%
Optics	5.5	24%	6.9	31%
Total	$27.7	38%	$37.6	44%

Gross profit as a percentage of net sales for the three and six months ended December 31, 2007 was 41% and 38% respectively, which represents a decrease of three and six percentage points, respectively, from the comparable prior year periods. Within the Metrology segment, the decrease in gross profit as a percentage of net sales for both the three and six month periods of fiscal 2008 as compared with fiscal 2007 is primarily due to unabsorbed costs due to lower lithography sales volume. Within the Optics segment, the decrease in gross profit as a percentage of net sales for the three and six months periods of fiscal 2008 as compared with fiscal 2007 is primarily due to shipments for the initial production run of the helmet mounted display units that resulted in zero margin due to cost over-runs on the initial units. Final units of the initial production run are expected to be completed during the third quarter of fiscal 2008.

Selling, General, and Administrative Expenses ("SG&A")

	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended December 31	$7.8	19%	$8.7	19%
Six months ended December 31	$15.2	21%	$16.3	19%

SG&A expenses decreased in the three and six months ended December 31, 2007 by $0.9 million and $1.1 million, respectively, from the comparable prior year period. The decrease in SG&A for both periods was primarily attributable to lower administration expense related to decreased bonus and profit sharing expenses based on year to date company earnings, partially offset by increases in semiconductor and flat panel sales and marketing expense.

Research, Development, and Engineering Expenses ("RD&E")

	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended December 31	$5.4	13%	$5.5	12%
Six months ended December 31	$11.1	15%	$10.6	12%

RD&E for the three months ended December 31, 2007 was lower by $0.1 million as compared with the comparable prior year period. For the six months ended December 31, 2007, RD&E increased by $0.5 million, which was primarily attributable to continued development efforts within our Metrology segment, including our semiconductor initiatives, and to a lesser extent, in display and optical assemblies. We continue to focus and build on our semiconductor initiatives as one of our core areas of expected future growth.

Provision for Doubtful Accounts and Notes

	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended December 31	$1.6	4%	$0.1	0%
Six months ended December 31	$1.6	2%	$-	-

Provision for doubtful accounts and notes for the three and six months ended December 31, 2007 increased by $1.5 million and $1.6 million, respectively, as compared with the comparable prior year period. $1.5 million of this increase was attributable to a charge against a note receivable which was recorded in the second quarter of fiscal 2008.

Other Income

	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended December 31	$0.9	2%	$0.7	2%
Six months ended December 31	$2.0	3%	$1.5	2%

Other income for the three and six months ended December 31, 2007 increased by $0.2 million and $0.5 million, respectively, from the comparable prior year periods. This increase was attributable to foreign currency net unrealized and realized gains.

Income Tax Expense

	Fiscal 2008		Fiscal 2007
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%
Quarter ended December 31	$1.0	36%	$2.2	35%
Six months ended December 31	$0.6	36%	$4.3	35%

The income tax rate for the three and six months ended December 31, 2007 was 36% as compared with 35% in the comparable prior year periods. This increase in the tax rate is primarily due to the loss of the deduction attributable to the Extraterritorial Income Exclusion, which was repealed effective January 1, 2007, partially offset by an increase in earnings in foreign jurisdictions that have a comparatively lower tax rate.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $6.7 million and $12.3 million (each 17% of net sales) for the three and six months ended December 31, 2007, as compared with $13.0 million (29% of net sales) and $25.6 million (30% of net sales) for the comparable prior year periods. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2007 and June 30, 2007, there were, in the aggregate, $3.3 million and $4.5 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, cash and marketable securities were $59.6 million, a decrease of $10.6 million from $70.2 million at June 30, 2007. The decrease was primarily due to the repurchase of $16.2 million of our common stock under our publicly announced stock buyback program, partially offset by decreases in inventory and accounts receivable.

Cash Flow from Operating Activities

	Six Months Ended December 31,
	2007	2006
Net cash flows provided by
operating activities	$11.5	$5.2

Cash flow from operating activities for the six months of fiscal 2008 increased by $6.3 million as compared with the prior year period. This was primarily due to a positive change in inventory related cash flows of $9.3 million, as a result of decreasing inventory levels in the six months ended December 31, 2007 as compared with increasing inventory levels in the comparable prior year period. A reduction in accounts receivable as a result of improved collections on lower revenues also contributed to the increase in cash flow by $4.3 million. These increases in cash flow from operating activities were offset in part primarily by a decrease in net income of $7.1 million.

Cash Flow from Investing Activities

	Six Months Ended December 31,
	2007	2006
Net cash flows provided by (used for)
investing activities	$10.7	$(6.9)

Cash flows provided by investing activities were favorably impacted by the difference in investing cash flows for the six months of fiscal 2008 as compared with the prior year period. This change was primarily related to an $18.4 million increase resulting from increased proceeds from the maturity of marketable securities, combined with the decreased purchases of marketable securities which were being used to fund the stock buyback program, partially offset by a $1.5 million loan extended to an unrelated third party.

Cash Flow from Financing Activities

	Six Months Ended December 31,
	2007	2006
Net cash flows provided by (used for)
financing activities	$(16.6)	$0.3

Cash flows used for financing activities in the six months ended December 31, 2007 were impacted by $16.2 million for the repurchase of our common stock under our stock buyback program and a dividend payment to a minority interest holder in one of our consolidated subsidiaries of $0.8 million.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement during the second quarter of fiscal 2008. The line of credit agreement, which expired in November 2007, was subsequently renewed in February 2008 and now expires in November 2008. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended December 31, 2007. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission.

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

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced	under the plans or
Period	shares purchased	paid per share	plans or programs (1)	programs (in millions)
October 1, 2007 - October 31, 2007	364,262	$12.66	364,262	$15.5
November 1, 2007 - November 30, 2007	(2) 158,967	$11.47	158,576	$13.7
December 1, 2007 - December 31, 2007	405,927	$12.05	405,927	$8.8

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the six months ended December 31, 2007, the repurchases occurred from time to time as market conditions warranted through transactions in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(2)	During the three months ended December 31, 2007, we purchased 391 shares of common stock from certain of our employees related to withholding tax obligations arising from the vesting of their restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 14, 2007. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1 – Election of Board of Directors

The following individuals, all of whom were directors of our company immediately prior to the vote, were elected as a result of the following vote:

	For		Against
Eugene G. Banucci	15,227,227		411,227
Yousef A. El-Mansy	15,231,927		406,527
Samuel H. Fuller	15,233,150		405,304
Seymour E. Liebman	15,260,292		378,162
Robert G. McKelvey	15,170,943		467,511
J. Bruce Robinson	14,961,383		677,071
Robert B. Taylor	15,228,395		410,059
Carol P. Wallace	15,226,978		411,476
Bruce W. Worster	15,057,667		580,787
Carl A. Zanoni	15,272,230		366,224

Proposal No. 2 – Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2008 were as follows:

	For	Against	Abstain
	15,487,346	121,832	29,276

There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibits

(a)	Exhibits:

	10.1	Employment Agreement dated November 19, 2007 between Zygo Corporation and Mr. Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current Reports on Form 8-K dated November 20, 2007)*

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference.

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
Chairman and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and
Treasurer

Date: February 8, 2008

EXHIBIT INDEX

10.1	Employment Agreement dated November 19, 2007 between Zygo Corporation and Mr. Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current Reports on Form 8-K dated November 20, 2007)*

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference.