Form 10-Q
period 2008-03-31
ZYGO CORP
filed 2008-05-12
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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
☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,129,372 shares of Common Stock, $.10 Par Value, at May 1, 2008

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated sales, orders, growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers, fluctuations in net sales to our major customer, manufacturing and supplier risks, dependence on timing and market acceptance of new product development, rapid technological and market change, risks in international operations, dependence on proprietary technology and key personnel, length of the sales cycle, environmental regulations, investment portfolio returns, and stock price fluctuations. Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2007.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net sales	$38,456	$48,655	$110,539	$134,444
Cost of goods sold	22,907	28,244	67,292	76,475
Gross profit	15,549	20,411	43,247	57,969

Selling, general, and administrative expenses	9,328	8,493	24,577	24,753
Research, development, and engineering expenses	6,248	6,054	17,353	16,639
Provision for doubtful accounts and notes	(37)	(76)	1,523	(78)
Operating profit (loss)	10	5,940	(206)	16,655

Other income
Interest income	517	746	1,998	2,174
Miscellaneous income (expense)	(394)	148	82	178
Total other income	123	894	2,080	2,352
Earnings before income taxes and
minority interest	133	6,834	1,874	19,007

Income tax expense	(15)	(2,643)	(642)	(6,903)
Minority interest	(167)	(225)	(1,046)	(772)
Net earnings (loss)	$(49)	$3,966	$186	$11,332

Basic - Earnings (loss) per share	$-	$0.22	$0.01	$0.62
Diluted - Earnings (loss) per share	$-	$0.21	$0.01	$0.61

Weighted average shares outstanding
Basic shares	16,751	18,163	17,482	18,135
Diluted shares	16,751	18,654	17,819	18,564

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$22,459	$17,826
Marketable securities	15,826	29,453
Receivables, net of allowance for doubtful accounts
of $2,106 and $333, respectively	29,050	32,476
Inventories	41,664	43,048
Prepaid expenses and other	2,403	2,240
Deferred income taxes	11,951	15,077
Total current assets	123,353	140,120

Marketable securities	10,350	22,879
Property, plant, and equipment, net	37,152	36,349
Deferred income taxes	9,514	5,700
Intangible assets, net	8,505	6,110
Other assets	995	436
Total assets	$189,869	$211,594

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,534	$8,720
Progress payments and deferred revenue	8,645	8,770
Accrued salaries and wages	3,539	9,056
Other accrued liabilities	5,257	4,637
Income taxes payable	-	1,103
Total current liabilities	24,975	32,286

Other long-term liabilities	2,509	555
Minority interest	1,492	976

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
18,809,647 shares issued (18,692,478 at June 30, 2007);
16,717,376 shares outstanding (18,242,192 at June 30, 2007)	1,881	1,869
Additional paid-in capital	151,493	148,844
Retained earnings	31,461	32,194
Accumulated other comprehensive income:
Currency translation effects	1,448	205
	186,283	183,112
Less treasury stock, at cost, 2,092,271 shares (450,286 at June 30, 2007)	25,390	5,335
Total stockholders' equity	160,893	177,777
Total liabilities and stockholders' equity	$189,869	$211,594

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended March 31,
	2008	2007

Cash provided by operating activities:
Net earnings	$186	$11,332

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	5,378	4,800
Deferred income taxes	(669)	4,736
Impairment of marketable securities	291	-
Compensation cost related to share-based payments arrangements	1,989	1,668
Excess tax benefits from share-based payment arrangements	(40)	(81)
Minority interest	1,267	772
Provision for doubtful accounts and notes	1,519	-
Other, net	(916)	218
Changes in operating accounts, excluding the effect of acquisition:
Receivables	5,907	1,234
Inventories	4,582	(8,013)
Prepaid expenses and other current assets	(117)	201
Accounts payable, accrued expenses, and taxes payable	(9,436)	(7,741)
Net cash provided by operating activities	9,941	9,126
Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(5,683)	(7,115)
Issuance of note receivable	(1,500)	-
Investments and acquisitions, excluding cash acquired	(4,138)	-
Purchase of marketable securities	(4,963)	(26,744)
Additions to intangibles and other assets	(622)	(564)
Proceeds from the maturity of marketable securities	30,938	21,902
Net cash provided by (used for) investing activities	14,032	(12,521)
Cash provided by (used for) financing activities:
Repurchase of common stock	(20,049)	-
Dividend payments to minority interest	(751)	-
Employee stock purchase	267	330
Exercise of employee stock options	487	574
Vesting of restricted stock and related tax benefits	(88)	-
Excess tax benefits from share-based payment arangements	40	81
Net cash (used for) provided by financing activities	(20,094)	985
Effect of exchange rate changes on cash and cash equivalents	754	(8)
Net increase (decrease) in cash and cash equivalents	4,633	(2,418)
Cash and cash equivalents, beginning of period	17,826	20,318
Cash and cash equivalents, end of period	$22,459	$17,900

Supplemental Cash Flow Information
Income tax payments amounted to $2,101 and $1,849 for the nine months ended March 31, 2008 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America. All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Beginning with this quarter, we began consolidating the financial results of the operations related to the acquisition of certain assets of Solvision, Inc. (“Solvision”) that occurred on February 28, 2008. For more information, please refer to note 4, “Acquisition”. In addition, we are in the process of completing the formation of a joint venture in China with an ownership percentage of 66%. The joint venture, the results of which will be included in our Metrology Solutions segment, is being formed to perform light manufacturing of certain metrology products specifically for the Chinese market. During the third quarter of fiscal 2008, the joint venture began incurring startup costs which have been consolidated into our financial results, net of minority interest.

The Condensed Consolidated Balance Sheet at March 31, 2008, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2007, including items incorporated by reference therein.

Note 2: Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three months ended March 31, 2008, 2,713,509 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) (1,153,480 for the nine months ended March 31, 2008) were excluded from the calculation of diluted earnings per share because they were antidilutive. For the three months ended March 31, 2007, 823,698 of the Company’s Stock Grants (849,298 for the nine months ended March 31, 2007) were excluded from the calculation of diluted earnings per share. Due to the loss in the third quarter of fiscal 2008, dilutive shares are equal to basic shares for that period.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Basic weighted average shares
outstanding	16,751,243	18,162,840	17,481,825	18,135,268
Dilutive effect of stock options
and restricted shares	-	490,676	337,385	429,061
Diluted weighted average shares
outstanding	16,751,243	18,653,516	17,819,210	18,564,329

Note 3: Recent Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for our fiscal year beginning July 1, 2009, with early adoption permitted. We are in the process of evaluating the impact of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The provisions of SFAS 160 are effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R offers specific guidance on how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer, and goodwill acquired or any bargain purchase gains. The provisions of SFAS 141R are effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact of SFAS 141R on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008. We are in the process of evaluating the impact of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

Note 4: Acquisition
Our growth strategy considers acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquisitions are effectively integrated can effect our operations. On February 28, 2008 we acquired certain assets of Solvision, a Canadian-based company, including the shares of its Singapore subsidiary, for $4,138 in cash (net of cash received), subject to adjustment for finalization of the value of the assets acquired. With this acquisition, we entered the market for in-line inspection of Flip Chip Substrates and Packaged Integrated Circuits. Included in the acquisition is the patented Fast Moiré Interferometer (“FMI”) technology for rapid 3D inspection. The Consolidated Financial Statements included the results of operations of Solvision from the date of acquisition. Solvision is included in the Metrology Solutions segment.

The final purchase price allocation of the Solvision asset purchase is subject to the completion of the valuation of the assets acquired and liabilities assumed. In October 2007, we loaned $1,500 to Solvision. In December 2007, based on Solvision’s financial difficulty at the time, we recorded a reserve against the full value of the note receivable of $1,500. The outcome of the valuation may result in the recovery of a portion or all of this note receivable. The valuation process is expected to be completed by the end of the current fiscal year.

Note 5: Share-Based Payments
We recorded share-based compensation expense for the three months ended March 31, 2008 and 2007 of $687 and $559, respectively, with a related tax benefit of $247 and $201, respectively. Share-based compensation expense for the nine months ended March 31, 2008 and 2007 was $1,989 and $1,668, respectively, with a related tax benefit of $716 and $601, respectively.

Stock Options
An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in both fiscal 2008 and 2007 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and nine months ended March 31, 2008 were $4.64 and $4.99. The weighted-average fair value of stock option grants for the three and nine months ended March 31, 2007 and were $7.09 and $6.23, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Term	4.0 Years	4.1 Years	4.0 Years	4.1 Years
Volatility	45.7%	52.1%	45.7%	52.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	4.8%	2.5%-4.2%	4.7%-4.8%
Forfeiture rate	11.0%	10.7%	11.0%	10.7%

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

Restricted Stock
Our share-based compensation expense also includes the effects of restricted stock grants and units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three and nine months ended March 31, 2008, an aggregate of 116,000 and 317,550 restricted stock units were issued at a weighted grant price of $11.10 and $11.74, respectively. Generally, the restrictions on the restricted stock grants and units lapse at a rate of 50% after three years and 50% after four years.

Note 6: Comprehensive Income
Total comprehensive income was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net earnings (loss)	$(49)	$3,966	$186	$11,332
Unrealized loss on marketable
securities, net of tax	-	(1)	-	(7)
Foreign currency translation effect	722	86	1,243	166
Comprehensive income	$673	$4,051	$1,429	$11,491

Note 7: Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Included in inventories for March 31, 2008 is a preliminary estimate of the inventory assets related to the purchase of certain assets from Solvision of $1,666 (raw materials of $201 and finished goods of $1,465). This amount will be finalized with the completion of the valuation and purchase price allocation related to the Solvision acquisition of certain assets. At March 31, 2008 and June 30, 2007, inventories were as follows:

	March 31,	June 30,
	2008	2007
Raw materials and manufactured parts	$18,211	$20,268
Work in process	16,888	17,115
Finished goods	6,565	5,665
	$41,664	$43,048

Note 8: Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2008 and June 30, 2007, property, plant, and equipment were as follows:

	March 31,	June 30,	Estimated Useful Life
	2008	2007	(Years)
Land	$615	$615	-
Building and improvements	17,258	17,085	15-40
Machinery, equipment, and office furniture	61,854	56,395	3-8
Leasehold improvements	896	795	1-5
Construction in progress	2,348	5,231	-
	82,971	80,121
Accumulated depreciation	(45,819)	(43,772)
	$37,152	$36,349

Depreciation expense for the three months ended March 31, 2008 and 2007 was $1,668 and $1,535, respectively. Depreciation expense for the nine months ended March 31, 2008 and 2007 was $5,154 and $4,588, respectively. Included in property, plant, and equipment is a preliminary estimate of the fixed assets related to the purchase of certain assets from Solvision of $528. This amount will be finalized with the completion of the purchase price allocation related to the acquisition of certain assets of Solvision.

Note 9: Intangible Assets
Intangible assets include patents and trademarks. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at March 31, 2008 and June 30, 2007 were as follows:

	March 31,	June 30,
	2008	2007
Patents and trademarks	$10,175	$7,504
Accumulated amortization	(1,670)	(1,394)
	$8,505	$6,110

Intangible amortization expense was $166 and $76 for the three months ended March 31, 2008 and 2007, respectively, and $335 and $231 for the nine months ended March 31, 2008 and 2007, respectively. Included in intangible assets is a preliminary estimate of the intangible assets related to the purchase of certain assets from Solvision of $2,141. This amount will be finalized with the completion of the purchase price allocation related to the acquisition of certain assets of Solvision. This amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

Note 10: Warranty
A limited warranty is provided on our products for periods ranging from 3 to 24 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to the expense will be required.

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Nine Months Ended March 31,
	2008	2007
Beginning Balance	$1,552	$1,660
Reductions for payments made	(1,268)	(1,079)
Changes in accruals related to pre-existing
warranties	(158)	(312)
Changes in accruals related to warranties
made in the current period	1,091	1,321
Ending Balance	$1,217	$1,590

Note 11: Segment Information
During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology Solutions and Optical Systems. Beginning with that second fiscal quarter, we began reporting our segments as Metrology Solutions and Optical Systems. Prior to the second quarter, our segments were reported as Semiconductor and Industrial. Segment information for all prior periods has been restated in a manner consistent with our new reporting segments.

ZYGO’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and nine months ended March 31, 2008 and 2007, segment sales and gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Metrology Solutions
Sales	$24,337	$35,763	$73,491	$99,461
Gross profit	$11,285	$16,836	$33,508	$47,564
Gross profit as a % of sales	46%	47%	46%	48%
Optical Systems
Sales	$14,119	$12,892	$37,048	$34,983
Gross profit	$4,264	$3,575	$9,739	$10,405
Gross profit as a % of sales	30%	28%	26%	30%

Total
Sales	$38,456	$48,655	$110,539	$134,444
Gross profit	$15,549	$20,411	$43,247	$57,969
Gross profit as a % of sales	40%	42%	39%	43%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Americas	$20,083	$17,696	$53,345	$49,986
Europe	4,129	4,409	15,331	13,612
Japan	10,529	18,048	31,090	50,051
Pacific Rim	3,715	8,502	10,773	20,795
Total	$38,456	$48,655	$110,539	$134,444

Note 12: Transactions with Stockholder
Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $8,302 and $20,605 (22% and 19% of net sales, respectively) for the three and nine months ended March 31, 2008, respectively, as compared with $11,837 (24% of net sales) and $37,480 (28% of net sales), respectively, for the comparable prior year periods. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2008 and June 30, 2007, there were, in the aggregate, $4,104 and $4,515, respectively, of trade accounts receivable from Canon.

Note 13: Hedging Activities
We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore, are marked-to-market with changes in fair value recorded in the Condensed Consolidated Statement of Operations. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of March 31, 2008, we had six currency contracts outstanding involving our Japanese operations with notional amounts aggregating $8,791. For the three months ended March 31, 2008 and 2007, we recognized net unrealized losses of $381 and $140, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2008 and 2007, we recognized net unrealized losses of $855 and $69, respectively, from foreign currency forward contracts. These unrealized losses are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiary. Any net gains and losses, after such offsets, are included in other income in the Condensed Consolidated Statements of Operations.

Note 14: Income Taxes
	Fiscal 2008		Fiscal 2007
		Tax Rate		Tax Rate
	Amount	%	Amount	%

Quarter ended March 31	$15	11%	$2,643	39%
Nine months ended March 31	$642	34%	$6,903	36%

The income tax rate for the three and nine months ended March 31, 2008 was 11% and 34% as compared with 39% and 36% in the comparable prior year periods. This decrease in the tax rate is primarily due to an increase in earnings in lower tax jurisdictions and the recognition of research and development tax credits with the filing of tax returns, partially offset by the loss of the deduction attributable to repeal of the Extraterritorial Income Exclusion, which was repealed effective January 1, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended March 31, 2008, we recognized an additional liability of $88 for uncertain tax positions. The total liability for uncertain tax liabilities was $1,872 at March 31, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during April 1, 2008 through March 31, 2009.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 1997. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2000 and June 30, 2003, respectively. We are currently not under income tax audit in any jurisdiction.

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

On February 28, 2008 we acquired certain assets of Solvision, Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary, for $4.1 million in cash (net of cash received). With this acquisition, we entered the market for in-line inspection of Flip Chip Substrates and Packaged Integrated Circuits. Included in the acquisition is the patented Fast Moiré Interferometer (“FMI”) technology for rapid 3D inspection. Continued development of the FMI head and Flip Chip Substrate equipment will occur in Montreal. The Packaged Integrated Circuits inspection product line will continue to be developed and manufactured in Singapore. In October 2007, we loaned $1.5 million to Solvision. In December 2007, based on Solvision’s financial difficulty at the time, we recorded a reserve against the full value of the loan (“note receivable”) of $1.5 million. The purchase price allocation is expected to be completed by the end of the current fiscal year.

We have $26.2 million in our marketable securities portfolio as of March 31, 2008, of which $15.8 million is classified as short-term. The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income. We monitor the valuation of the individual securities in our portfolio and, if any security is deemed to have an other-than-temporary impairment, we will take a charge for the impairment amount. During the three and nine months ended March 31, 2008, we have taken an impairment charge on one of our marketable securities for $0.3 million.

During the second quarter of fiscal 2007, we reorganized our business into two operating divisions – Metrology Solutions and Optical Systems. Consistent with this reorganization, starting with the second quarter of fiscal 2007, we began reporting our operating segments as Metrology Solutions and Optical Systems. Segment information for all periods prior to this reorganization has been restated in a manner consistent with our new reporting segments. The Metrology Solutions division (segment) consists of OEM and in-line products. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace markets. These two business segments continue to serve two global markets: semiconductor and industrial. The results of operations of Solvision will be included in the Metrology Solutions segment.

Orders for the three months ended March 31, 2008 were $39.1 million, as compared with $38.9 million for the comparable prior year period and $42.9 million in the prior quarter. The $3.8 million decline in orders from the prior quarter is partially due to softness in capital spending in the semiconductor markets. We do not expect capital spending in these areas to increase for the next two or three quarters. In addition, we experienced a decline from the prior quarter of Optical Systems segment orders which tend to experience higher order volatility due to the business’s larger-sized less frequent order pattern.

Net earnings for the nine months ended March 31, 2008 declined to $0.01 per diluted share as compared with $0.61 per diluted share for the prior year period. The decline in net earnings was primarily related to an 18% decrease in net sales, with the largest decrease related to lithography products.

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

As discussed below and in Note 14 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. Additionally, as discussed below and in Note 4 to the Condensed Consolidated Financial Statements, Acquisition Activity, the initial purchase accounting valuation estimates and purchase price allocations related to the acquisition of certain assets from Solvision were made during the third quarter of fiscal 2008. The final valuation of the purchased assets is expected to be completed by the end of our current fiscal year. Other than the changes related to income taxes and purchase accounting, there have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2008. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

RESULTS OF OPERATIONS

Net Sales
	Fiscal 2008		Fiscal 2007
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended March 31
Metrology Solutions	$24.4	63%	$35.8	74%
Optical Systems	14.1	37%	12.9	26%
Total	$38.5	100%	$48.7	100%

Nine months ended March 31
Metrology Solutions	$73.5	67%	$99.5	74%
Optical Systems	$37.0	33%	$34.9	26%
Total	$110.5	100%	$134.4	100%

Overall, net sales for the three months ended March 31, 2008 decreased 21% from the comparable prior year period, reflecting decreases in Metrology Solutions segment sales of 32%, partially offset by Optical Systems segment sales increases of 10%. The decrease in Metrology Solutions segment sales was primarily due to volume decreases in display solutions of $6.4 million and in lithography of $6.1 million, partially offset by an increase in our semiconductor products of $0.7 million. The decrease in lithography sales was primarily due to a $2.5 million decrease in sales to Canon, our largest customer. Total sales to Canon represented 22% of total sales in the three months ended March 31, 2008, as compared with 24% in the comparable prior year period. The increase in the Optical Systems segment sales was substantially attributable to a $1.3 million delivery of laser optics.

Net sales for the nine months ended March 31, 2008 decreased 18% from the comparable prior year period, reflecting a decrease in Metrology Solutions segment sales of 26% and an increase in the Optical Systems segment sales of 6%. The decrease in Metrology Solutions segment sales was primarily due to volume decreases in lithography of $18.4 million, in display solutions of $9.0 million, and in semiconductor of $1.0 million, partially offset by an increase in our core instrument sales of $2.1 million. The lithography sales decrease was primarily due to a decrease of $13.2 million in sales to Canon. Total sales to Canon represented 19% of total net sales in the nine months ended March 31, 2008, as compared with 28% in the comparable prior year period. The increase in Optical Systems segment sales was attributable to delivery of a major order in laser optics during the third quarter of fiscal 2008.

Sales in U.S. dollars for the three and nine months ended March 31, 2008 were approximately 83% and 76%, respectively, of total net sales, with the remaining 17% and 24% , respectively, being in Euros or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the sales of our products in these markets and our Condensed Consolidated Financial Position and Results of Operations.

Gross Profit by Segment
	Fiscal 2008		Fiscal 2007
		Gross		Gross
(Dollars in millions)	Amount	Profit %	Amount	Profit %
Quarter ended March 31
Metrology Solutions	$11.3	46%	$16.8	47%
Optical Systems	4.2	30%	3.6	28%
Total	$15.5	40%	$20.4	42%
Nine months ended March 31
Metrology Solutions	$33.5	46%	$47.6	48%
Optical Systems	9.7	26%	10.4	30%
Total	$43.2	39%	$58.0	43%

Gross profit as a percentage of net sales for the three and nine months ended March 31, 2008 was 40% and 39%, respectively, which represents a decrease of two and four percentage points, respectively, from the comparable prior year periods. Within the Metrology Solutions segment, the decrease in gross profit as a percentage of net sales for both the three and nine month periods of fiscal 2008 as compared with fiscal 2007 is primarily attributable to unabsorbed manufacturing costs resulting from lower lithography sales volume. Within the Optical Systems segment, the increase in gross profit as a percentage of net sales for the three months ended March 31, 2008 as compared with the same period in the prior year is primarily due to a mix of higher margin shipments. Gross profit as a percentage of net sales for the nine months ended March 31, 2008 as compared with the prior year period is lower by four percentage points primarily due to shipments in the first half of fiscal 2008 for the initial production run of the helmet mounted display units that resulted in zero margin due to cost over-runs on the initial units and unabsorbed manufacturing costs due to lower lithography sales.

Selling, General, and Administrative Expenses (“SG&A”)
	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$9.3	24%	$8.5	17%
Nine months ended March 31	$24.6	22%	$24.8	18%

SG&A expenses increased in the three months ended March 31, 2008 by $0.8 million from the comparable prior year period, primarily due to an increase in sales and marketing expense of $1.5 million, partially offset by a decrease of $0.8 million relating to reductions in employee benefits based on year to date results. SG&A for the third quarter of fiscal 2008 also included $0.4 million related to one month of operations of Solvision post acquisition, including $0.2 million of employee start-up costs. SG&A expenses decreased in the nine months ended March 31, 2008 by $0.2 million, from the comparable prior year period. The decrease in SG&A was primarily due to lower administration expense related to decreased bonus and profit sharing expenses based on year to date company earnings, partially offset by increases in semiconductor and flat panel sales and marketing expense.

Research, Development, and Engineering Expenses (“RD&E”)
	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$6.2	16%	$6.1	13%
Nine months ended March 31	$17.4	16%	$16.6	12%

RD&E for the three months ended March 31, 2008 remained relatively stable between periods. For the nine months ended March 31, 2008, RD&E increased by $0.8 million, which was primarily attributable to continued development efforts within our Metrology Solutions segment, including our semiconductor initiatives, and to a lesser extent, in display, optical assemblies and acquisition operations. We continue to focus and build on our semiconductor initiatives as one of our core areas of expected future growth.

Provision for Doubtful Accounts and Notes
	Fiscal 2008		Fiscal 2007
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$-	0.0%	$(0.1)	-0.2%
Nine months ended March 31	$1.5	1.4%	$(0.1)	-0.1%

Provision for doubtful accounts and notes for the nine months ended March 31, 2008 increased by $1.6 million as compared with the comparable prior year period. $1.5 million of this increase was attributable to a charge against a note receivable which was recorded in the second quarter of fiscal 2008, relating to an investment we made in Solvision prior to our acquisition of certain assets of the company.

Other Income (Expense)
	Fiscal 2008		Fiscal 2007

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$0.1	0%	$0.9	2%
Nine months ended March 31	$2.1	2%	$2.3	2%

Other income for the three months ended March 31, 2008 decreased by $0.8 million from the comparable prior year period due in part to an unrealized loss $0.3 million for an impairment charge on one of our marketable securities, realized losses of $0.2 million on foreign currency transactions and decreased interest income of $0.2 million.

Income Tax Expense
	Fiscal 2008		Fiscal 2007
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%

Quarter ended March 31	$-	11%	$2.6	39%
Nine months ended March 31	$0.6	34%	$6.9	36%

The income tax rate for the three and nine months ended March 31, 2008 was 11% and 34% as compared with 39% and 36% in the comparable prior year periods. This decrease in the tax rate is primarily due to an increase in earnings in lower tax jurisdictions and the recognition of R&D credits with the filing of tax returns, partially offset by the loss of the deduction attributable to repeal of the Extraterritorial Income Exclusion, which was repealed effective January 1, 2007.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $8.3 million and $20.6 (22% and 19% of net sales, respectively) for the three and nine months ended March 31, 2008, respectively, as compared with $11.8 million (24% of net sales) and $37.5 million (28% of net sales), respectively, for the comparable prior year periods. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2008 and June 30, 2007, there were, in the aggregate, $4.1 million and $4.5 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, cash and marketable securities were $48.6 million, a decrease of $21.6 million from $70.2 million at June 30, 2007. The decrease was primarily due to our having spent $20.0 million to repurchase shares of our common stock under our publicly announced stock buyback program. Our marketable securities consist of corporate ($21.9 million), government agency ($3.0 million), and auction rate securities ($1.3 million). The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income.

Cash Flow from Operating Activities
	Nine Months Ended March 31,
	2008	2007
Net cash flows provided by operating
activities	$9.9	$9.1

Cash flow from operating activities for the nine months of fiscal 2008 increased by $0.8 million as compared with the prior year period. This was primarily due to a positive change in inventory related cash flows of $12.6 million, as a result of decreasing inventory levels in the nine months ended March 31, 2008 as compared with increasing inventory levels in the comparable prior year period. A reduction in accounts receivable as a result of improved collections on lower revenues also contributed to a $4.6 million increase in cash flow. These increases in cash flow from operating activities were offset in part primarily by a decrease in net income of $11.1 million and a reduction in the utilization of deferred income taxes of $5.4 million based on operating income.

Cash Flow from Investing Activities
	Nine Months Ended March 31,
	2008	2007
Net cash flows provided by (used for)
investing activities	$14.0	$(12.5)

Cash flows provided by investing activities for the nine months of fiscal 2008 increased by $26.5 million as compared with the prior year period. This change was primarily related to a net $9.0 million increase in proceeds from the maturity of marketable securities coupled with decreased purchases of marketable securities of $21.8 million, partially offset by a $1.5 million loan extended to Solvision and the subsequent $4.1 million (net of cash received) purchase of certain assets of Solvision.

Cash Flow from Financing Activities
	Nine Months Ended March 31,
	2008	2007
Net cash flows provided by (used for)
financing activities	$(20.1)	$1.0

Cash flows used for financing activities in the nine months ended March 31, 2008 were impacted by $20.0 million for the repurchase of our common stock under our stock buyback program and a dividend payment to a minority interest holder in one of our consolidated subsidiaries of $0.8 million.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement during the third quarter of fiscal 2008. The line of credit agreement expires in November 2008. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. Although cash requirements will fluctuate based on the timing and extent of various factors, management believes that cash generated from operations, together with the liquidity provided by existing cash and marketable securities balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended March 31, 2008. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission (the “2007 Annual Report”).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2007 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

				Total number of	Approximate dollar
				shares purchased as	value of shares that
				part of publicly	may yet be purchased
	Total number of		Average price	announced	under the plans or
Period	shares purchased		paid per share	plans or programs (1)	programs (in millions)

January 1, 2008 - January 31, 2008	336,302	(2)	$11.34	336,239	$5.0
February 1, 2008 - February 29, 2008	-		$ 0.00	-	$5.0
March 1, 2008 - March 31, 2008	-		$ 0.00	-	$5.0

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the nine months ended March 31, 2008, the repurchases occurred from time to time as market conditions warranted through transactions in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(2)	During the three months ended March 31, 2008, we purchased 63 shares of common stock from certain of our employees related to withholding tax obligations arising from the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits:

	10.1	Restricted Stock Unit Agreement dated January 31, 2008 between Zygo Corporation and J. Bruce Robinson

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Chairman and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and
Treasurer

Date: May 12, 2008

EXHIBIT INDEX

10.1	Restricted Stock Unit Agreement dated January 31, 2008 between Zygo Corporation and J. Bruce Robinson

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002