Form 10-K
period 2008-06-30
ZYGO CORP
filed 2008-09-15
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________________________________ to ________________________________

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

YES [   ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1)

YES [   ]   NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer [   ]               Accelerated filer [ X ]             Non-accelerated filer [   ]  (Do not check if a smaller reporting company)               Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [X ]

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2007, as reported by the NASDAQ National Market, was $123,111,827. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

16,840,121 Shares of Common Stock, $.10 Par Value, at September 2, 2008

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

(1) In connection with its previously disclosed acquisition of the assets of Solvision, Inc. the registrant was required to file stand-alone audited financial statements for Solvision, Inc. for each of its last two fiscal years, within 75 days of such acquisition (or, by May 13, 2008). The registrant has been unable to complete such audits, due to an inability to obtain all necessary records and supporting documentation. The registrant intends to file such audited financial statements as soon as practicable.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” and “ZYGO” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated sales, orders, market acceptance, and growth rates, market opportunities, and objectives of management for future operations are forward-looking statements. These forward-looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“ZYGO,’’ “we,’’ “us,’’ “our,’’ or “Company’’) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers’ manufacturing yields, and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate with two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology segment”) manufactures products to improve quality, increase productivity, and decrease the overall cost of product development and manufacturing for high-technology companies. Our Optical Systems Division (also referred to herein as the “Optics segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across medical, defense, semiconductor, laser fusion research, biomedical, and other industrial markets.

Our Metrology Solutions Division serves the semiconductor and industrial markets by providing process control for surface shape, roughness and film thickness, which are critical to all of our markets, through product offerings that measure surface and material characteristics such as roughness, figure, film thickness and transmitted wavefront of flat, spherical, and aspheric components. Our semiconductor product offerings include semiconductor metrology tools, OEM solutions, in-line automated yield improvement systems for both flat panel displays and advanced integrated circuit packaging manufacturing and technology development projects for the semiconductor capital equipment industry. Our displacement measurement systems are used extensively in ultra-precise wafer positioning systems for the semiconductor capital equipment industry. One of our continuing strategic initiatives is to expand our product offerings by applying our patented technology to integrated in-line technology. During our fiscal year ended June 30, 2008, we made continued progress on this initiative by expanding our semiconductor applications to a fully integrated wafer based metrology solution, the Uni-Fire-7900™. In February 2008, we acquired the assets of Solvision, Inc., a Canadian-based company, including its Singapore subsidiary, and entered the market for in-line inspection of flip chip substrates and integrated circuits (“IC”) packaging. This progress continues our transition from our traditional lab environment to the production floor.

Our industrial market products serve the defense/aerospace, automotive, consumer electronics, and commercial optics, as well as various other miscellaneous markets other than semiconductor. Industrial market products include measurement-based process control systems for defense and aerospace customers, and measurement-based process control and yield-enhancement systems for automotive, consumer electronics, and commercial optical customers. During the last two years, we introduced and marketed the NewView™ 7000 systems, NewView™ 600, VeriFire™ Asphere, and GPI™ PE systems. The NewView 7000-series 3D Optical Profilers enable higher throughput rates, reduced operating cost, increased sampling rates and tighter tolerances for optimized process control and yield. The VeriFire Asphere product provides the opportunity for us to penetrate the growing asphere measurement market supporting consumer electronics and defense/aerospace markets.

Our solutions are primarily based on optical interferometric technology. We continue to be a world leader in optical interferometry with a patent portfolio of approximately 290 active and 206 pending patents, most of which are related to the broad field of interferometry and its practical application.

Our Metrology Solutions Division is headquartered in Middlefield, Connecticut with operations in various domestic and international locations.

Our Optical Systems Division specializes in producing high precision integrated optical systems and unique system-critical optical components for a variety of applications that include medical laser delivery systems, U.S. Department of Defense (“Defense Department”) applications, 3D medical imaging, and semiconductor lithography. The division creates long-term customer value through, among other things, proprietary manufacturing technology, design for manufacturing and assembly services and specialized manufacturing know-how required to produce Food and Drug Administration (“FDA”) regulated medical devices.

Our integrated system assembly operation for our Optical Systems Division located in Tucson, Arizona is a tier-one optical system assembly facility for high-precision, volume production. We assemble and integrate devices ranging from medical laser delivery systems to 3D dental imaging to opto-electronic surveillance devices. Our integrated system design and prototyping operation, located in Costa Mesa, California, designs and manufactures prototypes utilizing multi-axis alignment, optical contact assembly, custom tooling, single point diamond turning, and our proprietary metrology equipment such as those used to produce lithographic optical systems. We also operate a large format optical fabrication and coating center located in our Middlefield, Connecticut facility. Our vertically integrated approach encompasses CNC glass machining and lightweighting, rotational and double-sided polishing, magneto rheological finishing polishing, and thin film coating, supported by our proprietary metrology equipment. We are one of the world’s largest manufacturers of laser fusion optics and meter-class plano optics, including low aspect ratio and advanced materials such as sapphire.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at this address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Form 10-K.

MARKETS, PRODUCTS, AND CUSTOMERS

Our business is organized into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). The Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are part of the industrial market.

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

Metrology Solutions Division

Semiconductor Market

We serve several areas of the semiconductor market, notably semiconductor manufacturers, and capital equipment suppliers, as well as the flat panel display and advanced semiconductor and integrated circuit packaging manufacturers. We have a broad and growing range of products that serve these market areas.

Semiconductor manufacturing processes require demanding metrology and inspection technologies. From bare silicon wafers through the packaged die, metrology and inspection are critical to meeting technology development and process control demands. Recent products introduced by us are enabling high volume semiconductor manufacturing customers to address the challenges of today as well as advanced processing down to and lower than the 45 nanometer (“nm”) node. The majority of our automated semiconductor systems are built on a common, high-throughput platform with a common, configurable sensor head. This approach allows us to leverage engineering and manufacturing investments to produce reliable and cost effective solutions for our customers.

With the acquisition of the assets of Solvision, Inc., including its subsidiary, Machine Vision International, Ltd., and the patented Fast Moiré Interferometer (FMI™) technology, we expanded both our technology and market application to penetrate the fast growing flip chip and advanced IC packaging markets.

Semiconductor Products

The transistor and associated integrated circuit have transformed the way people work, live and play, creating several multi-billion dollar industries that thrive through innovation, technology, and ultra-large scale integration of micro/nano circuitry. These industries provide components used in everyday appliances, including the more modern mobile phones and wireless internet devices. Due to the ubiquity of the integrated circuit, it is sometimes difficult to fathom the complexities involved in development and manufacturing. State-of-the-art microprocessors have in excess of a billion transistors comprised of components which have physical dimensions as small as 45 nm.

ZYGO’s semiconductor products, the Z3D-7000, Z3D-7200 and Uni-Fire™ 7900, are designed to help semiconductor and data storage customers control their high volume manufacturing process. The semiconductor products target wafer based applications (prior to die singulation) and can be utilized for all parts of the process flow, from the production of silicon substrates, through the transistor formation in the front end of the line to the interconnects and bump redistribution layers in the back end of the line. A single, configurable sensor sits on a common platform, each system having a unique sensor configuration and associated applications. ZYGO’s semiconductor products are non-destructive, high throughput, optical metrology systems that measure a variety of process features needed to control high volume manufacturing such as roughness, form, topography, critical dimensions, registration, and film properties. With multifunction capability and state of the art performance, our products enable the consolidation of different metrology measurements into a single system, thereby lowering the overall metrology cost of ownership for the customer.

Photolithography scanners form the core of the semiconductor manufacturing process. These scanners image the patterns of stacked layers of circuitry that make up transistors. The photolithographic scanners image the circuitry onto silicon wafers for both microprocessors and memory chips, as well as flat panel displays for computers, televisions, and other display products. Several of our products enable these scanners to image these circuit patterns reliably and with nanometer precision.

Precision Positioning Systems

The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography scanners, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions Division’s ZMI™ 2400 and ZMI™ 4000 precision positioning feedback systems are designed primarily for photolithography scanners. They are also used in a broad range of semiconductor metrology and backend process tools.

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

Display Solutions

Flat panel displays (“FPD”) were first used in cell phones and laptop computers, and have grown in popularity for most personal electronics. Many large screen televisions are based on flat panel display technology. Our systems, with ultra high precision measurement solutions, enable our customers to improve flat panel display manufacturing yields. Our OneShot and SureShot™ systems are in-line process control, yield enhancement tools. The FPD OneShot tool measures the topography and critical dimensions of key color filter features prior to being combined with the thin-film-transistor panel in the “one drop fill’’ assembly process. This fully automated system incorporates the latest ZYGO Intellisensor™, optical profiler technology, integrated conveyors or robotics with motion stages, mini-clean room environmental enclosures, and factory floor command and control software. The system measures the height and width of key optical components and predicts the fill volume to increase upstream manufacturing yields.

The SureShot™ FPD product provides overlay and critical dimensions metrology of the individual mask layers post-lithography and helps identify process control problems such as those found in the half tone process. These defects, left unchecked, can lead to product performance issues including variances in luminescence (called MURA) in the finished display. The SureShot tool can be used as an off-line process analysis device, or in-line in conjunction with closed loop lithography process control.

In addition to process control, ZYGO manufactures inspection tools used to protect color filter manufacturing processes from the yield-robbing effects caused by the introduction of foreign particles. The ZYGO ClearShot™ tool works in conjunction with automated optical inspection systems to review particles and sort those that will cause optical defects due to their height and lateral dimensions, from those that will not. The use of ZYGO technology in the inspection area results in increased manufacturing yields and increased utilization of the panel maker’s deployed capital.

Advanced Chip Packaging and Assembly

During the manufacture of a semiconductor chip, after the chip making process is complete, the silicon wafer on which the chips are fabricated must be diced into individual chips and packaged for customer use. In advanced chip packaging fabrication facilities, the new CP 6300i™ system measures patterned features and films on the surfaces of diced and un-diced chips for process control and yield improvement. The system incorporates a specialized ZYGO NewView optical profiler and wafer positioning system with pattern recognition software. It can be configured for clean room or laboratory use.

Advanced IC Packaging and Assembly

Before an individual semiconductor chip can be placed on a printed circuit board it must be packaged or encased for protection, identification, and wiring/electrical connection. ZYGO AV9000™ systems inspect these final packages for defects using standard 2D image defect and metrology analysis, as well as rapid 3D metrology. The AV9000 systems are based on ZYGO’s FMI technology acquired with the Solvision, Inc. assets. This product is designed to meet today’s requirements, as well as future requirements of the rapidly growing IC Packaging market.

Printed Circuit Board Substrates

Printed circuit substrates interface IC flip chip packages to printed circuit boards (“PCB”). These substrates make the circuit connection via arrays of miniature solder bumps and balls and ZYGO manufactures several tools to measure these bump and ball arrays for process control and yield improvement. Tool applications range from quality control (NANO 3D™) to high volume manufacturing (HS1000), on cingulated substrates (HS2000). The newly released Flip Chip CSP2000H tool enables process control on strip and panel formats. These systems are based on technology acquired with the assets of Solvision, Inc.

Major Metrology Semiconductor Customers include:

Amkor	Ibiden
Applied Materials	Intel
AU Optronics	KLA-Tencor Corporation
Canon	Nanya
Chi Mei	Nikon

Industrial Market

Our industrial market covers all areas other than semiconductor. Metrology products for defense and aerospace companies include measurement-based process control systems. Products for automotive, consumer electronics and other customers are measurement-based process control and yield enhancement systems.

Consumer Electronics

Consumer electronics, including cell phones, digital cameras, DVD and CD players, and optical computer drives, have significant optical content. Consumer electronic optics, which provides imaging and data storage, are manufactured in quantities in the hundreds of thousands to millions of components per year. These complex miniature optical systems require precise optical testing—from development to in-line process control—which our measurement-based process control and yield enhancement systems are designed to perform.

VeriFire Asphere System
The VeriFire Asphere provides high resolution 3-Dimensional surface metrology for aspheric shaped surfaces using patented non-contact interferometric techniques for production and process control. Aspheres are important in consumer electronics products, cameras, military/defense optics, and commercial optics and represent a fast growing segment in the optics markets.

GPI and VeriFire Systems
The development of new optical systems for any application requires very flexible and easy to use test equipment. The ZYGO GPI and VeriFire systems are our latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than a 25 mm diameter, and research and development for any size application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO’s MetroPro™ data analysis software.

PTI™ 250
Consumer electronics typically contain small optics, less than 30 mm diameter. The PTI 250 is a small bench top optical test system in the tradition of our industry standard GPI. The system meets the consumer market demand by combining high-quality optics with ZYGO’s MetroPro data analysis software.

DVD™ 400, BluRay™, and HD DVD™
The next generation of DVD players and computer memories use blue light at 405 nm wavelength to increase the amount of data on a DVD disk. ZYGO’s DVD 400 interferometer is used by the developers of these next generation systems. ZYGO’s DVD 400P is our system for the production floor.

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

NewView 7200/7300 and Delta Systems
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

Defense/Aerospace

GPI and VeriFire Systems: Developing state-of-the-art optical designs and manufacturing technology for the defense/aerospace market also requires leading edge metrology systems for manufacturing process control and development. Our industry standard GPI and VeriFire optical interferometers test both the optical components and systems for design compliance. During the last two years, we introduced and marketed the VeriFire Asphere, GPI PE, and GPI FlashPhase systems. The VeriFire Asphere rapidly measures asphere shaped optics in a production environment. The GPI PE continues our move to the production floor providing laboratory level results in a production environment. Using patented algorithms, the GPI PE removes the degrading effects of vibration from the measurement without the need for new expensive hardware. This system is primarily used in the production of military and commercial optics.

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

Optical Systems Division

Industrial Market

Supporting both the projection lens and stage positioning systems, we supply high precision stage mirrors and lithographic lenses to leading photolithographic OEM’s and end users. In addition we design and manufacture deep UV objectives, inspection systems and components to a wide range of industrial customers as well as supporting the optical needs of our Metrology division.

Defense/Aerospace

Defense and aerospace companies use optical technology in a broad range of applications. One application is the enhancement of human sight through imaging systems, such as telescopes, that are used in satellite and airborne reconnaissance, fire-control systems, and hand-held viewers. Defense Department areas of focus include fire control, remote sensing, flight simulation, avionics, tracking, stealth systems and high energy weapon systems. Our Optical Systems Division participates in a variety of defense applications ranging from high performance sapphire electro magnetic interference (“EMI”) windows used in stealth aircraft and ships to satellite optical sensing packages and state of the art flight simulation helmet mounted displays. In addition to mainstream Defense Department and foreign government applications, we are a leading manufacturer of several critical path components to the largest nuclear research laser system ever deployed by the National Ignition Facility (“NIF”), which is used for both weapons maintenance programs and the development of nuclear fusion energy sources. In addition, our Optical Systems Division has expanded into long range surveillance systems valuable to home land security applications, such as nuclear power plant perimeter control, border surveillance, and seaport monitoring.

Nuclear research for both weapons maintenance programs and the development of nuclear fusion energy sources also use large optical lasers at a number of worldwide facilities, including NIF. In addition, projection systems in computer-based flight and battlefield simulation use sophisticated optical systems. Several of our products support these and other defense/aerospace programs.

Medical/Biomedical

The medical and biomedical markets are growing rapidly. The increased demand for high precision medical devices continues to be driven by an aging population and consumers’ desire to improve their quality of life. Our Optical Systems Division addresses this demand with specialized design for manufacturing and assembly services tailored to producing high-end diagnostic, processing and surgical devices. In addition, the group offers a variety of process control advantages including medical device quality management systems, such as ISO 13485:2003. Key application areas are diagnostic and surgical ophthalmic devices, inter-oral 3D imaging, and biomedical cell sorting. Supporting these applications are our facilities in Tucson, Arizona (manufacturing) and Costa Mesa, California (development and prototype manufacturing). Strategically located, these facilities are capable of providing highly focused engineering support to fast growing medical and biomedical regions for both manufacturing and research.

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

Research, Development and Engineering Operations

We operate in industries that are subject to rapid technological change and engineering innovation. As such, we dedicate substantial resources to research and development. At June 30, 2008, we employed 146 individuals, or approximately 25% of our workforce, within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products are commercially relevant. We also maintain a close working relationship with various research groups and academic institutions in the United States and abroad. We have been recognized as an innovator in commercializing technology, as evidenced by our numerous achievement awards, including R&D 100 Awards, Photonics Spectra Circle of Excellence Awards, and others. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, trade secret laws, and license agreements to establish and protect our proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had approximately 275 United States patents issued, of which approximately 213 are currently active, and approximately 110 foreign patents issued, of which approximately 77 are active. We have approximately 55 United States and approximately 151 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We do not expect expirations in the near future related to our active patents to have a material effect on our business.

BACKLOG AND ORDERS

Backlog at June 30, 2008 was $72.3 million, an increase of $0.1 million as compared with $72.2 million at June 30, 2007. The fiscal 2008 year-end backlog consisted of $44.9 million, or 62%, in the Metrology segment and $27.4 million, or 38%, in the Optics segment. Orders for the fiscal year ended June 30, 2008 totaled $159.1 million and consisted of $121.0 million, or 76%, in the Metrology segment and $38.1 million, or 24%, in the Optics segment.

MARKETING AND SALES

Our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted sectors within our markets. The selling process for our products is performed through our worldwide sales organization operating out of regional sales offices in California, China, Connecticut, Germany, Japan, Singapore, and Taiwan. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics and metrology units in Connecticut, Arizona, California, Florida, Canada, and Singapore. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

The following table sets forth the percentage of our total sales by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,
	2008	2007	2006
Americas	48%	39%	35%
Far East:
Japan	28%	37%	45%
Pacific Rim	10%	13%	11%
Total Far East	38%	50%	56%
Europe	14%	11%	9%
Total	100%	100%	100%

Customer service is an essential part of our business since product up time is critical given its effect on our customers’ production efficiency. As of June 30, 2008, our global sales customer support and service organization consisted of 110 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut and Tucson, Arizona. We also perform manufacturing activities in our Canada, Singapore, China, and Florida facilities and utilize a third-party assembly operation in Taiwan for our Flat Panel Display systems.

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

EMPLOYEES

At June 30, 2008, we employed 595 people and 13 temporary agency and independent contractors worldwide. We employed 255 in manufacturing, 146 in research and development, 110 in sales and marketing, and 97 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson – age 66 – Chairman and Chief Executive Officer

Mr. Robinson has served as our Chairman and Chief Executive Officer since December 2006, as Chairman, President, and Chief Executive Officer from November 2000 to November 2006, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company, where his most recent positions were President Worldwide Operations from 1996 to 1998 and President of European Operations from 1990 to 1996. Mr. Robinson is also a director of our company.

James R. Northup – age 47 - President, Metrology Solutions Division

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

John M. Stack – age 43 - President, Optical Systems Division

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

Walter A. Shephard – age 54 – Vice President, Finance, Chief Financial Officer, and Treasurer

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

Douglas J. Eccleston – age 59 – Senior Vice President, Precision Positioning Systems

Mr. Eccelston has served as Senior Vice President, Precision Positioning Systems since February 2007 and as Vice President, Precision Positioning Systems from March 2003 to January 2007. From 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

Brian J. Monti – age 52 – Senior Vice President, Display Solutions

Mr. Monti has served as Senior Vice President, Display Solutions since February 2007, and served as Vice President, Worldwide Sales and Marketing from July 1999 to January 2007. Prior to that, Mr. Monti was Vice President, Sales, Service and Marketing for Radiometric Corporation from 1998 to 1999. From 1984 to 1998, Mr. Monti held various positions for Honeywell Measurex including Vice President, Sales, Service and Marketing.

Carl A. Zanoni - age 67 - Senior Vice President, Technology

Dr. Zanoni has served as Senior Vice President, Technology since November 2001. Previously, he served as our Vice President, Technology from June 1998 to November 2001, and Vice President, Research, Development and Engineering from April 1992 to June 1998. Dr. Zanoni is a co-founder of our company and is also a director.

William H. Bacon – age 58 – Vice President, Corporate Quality and Support Services

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

David J. Person - age 60 - Vice President, Human Resources

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

We are dependent on the semiconductor industry which, as a whole, is volatile.

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

During fiscal 2008, 2007, and 2006, sales to Canon, our largest customer in those periods, accounted for 19%, 27%, and 36% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant, yet declining, percentage of our net sales for the near future. Canon is an original investor in our company, the owner at June 30, 2008 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we or our customer serves, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Our substantial international sales are subject to risk.

We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for approximately 52%, 61%, and 65% of our net sales in each of the fiscal years ended June 30, 2008, 2007, and 2006, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2008, approximately 24% of our sales were denominated in foreign currencies. We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

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

We cannot assure you that any acquisition, including the acquisition of the Solvision, Inc. assets which generated losses in fiscal 2008, will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us, at a significant net loss to us.

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

We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. There can be no assurance that amounts included in our backlog will ultimately result in future sales. We have experienced push-outs and cancellations in the semiconductor capital equipment and electro-optics sectors. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales could adversely affect our results of operations.

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

The market for our products is characterized by rapidly changing technology. Our future success will continue to depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements, and achieve market acceptance. The development of new technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. With continuing advances in technology, potential product advancements require an increasing allocation of resources, including potentially more resources than we then would have available.

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

We assemble our FPD systems in Taiwan through a third party. We are dependent on the third party to assemble the systems accurately and on a timely basis. To the extent the quality of work, including any individual unit, causes delays or cancellations in shipments to our customers, our results could be adversely affected.

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

Our marketable securities represent approximately 13% of our total assets at June 30, 2008. To the extent credit markets tighten, interest rates increase, or other economic conditions influence the liquidity of our marketable securities, the value and liquidity of our marketable securities may be adversely affected. In addition, we may have to record an impairment charge for marketable securities if we determine that an other-than-temporary decline in the fair value of a marketable security has taken place. For fiscal 2008, we have recorded an impairment charge for a marketable security of $0.3 million.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

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
Corporate Headquarters,
Eastern Regional Sales Office, and
Metrology and Optics
Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned
Zygo - Optical Systems
Tucson, Arizona	14,560	22,560	Leased - 08/31/11
Flat Panel Display Metrology
Engineering & Manufacturing
Delray Beach, Florida	4,286	10,323	Leased - 06/30/09
Zygo - Optical Systems
Costa Mesa, California	0	13,714	Leased - 10/18/10
Western Regional Sales Office
and R&D Center
Sunnyvale, California	0	7,390	Leased - 10/31/08
Semiconductor Process Metrology Office
Hillsboro, Oregon	0	6,410	Leased - 03/30/13
Zygo - Laser Technology Metrology (R&D)
Watsonville, California	0	1,452	Leased - 04/14/11
Office
Franklin, Massachusetts	0	400	Leased - 06/30/09
Zygo PTE Ltd
Singapore	0	803	Leased - 01/14/10
Zygo Taiwan
Sales Office	0	3,961	Leased - 12/31/08
Service Office	0	2,772	Leased - 04/30/09
ZygoLOT
Germany	0	3,702	Leased - 10/01/08
Zygo KK
Japan	0	1,053	Leased - 01/31/09
Zygo China
China	0	1,610	Leased - 08/15/08
Zygo Korea
Korea	0	1,507	Leased - 04/12/09
Zygo Lamda
China	3,552	12,206	Leased - 09/16/12
Zygo Canada, Inc.
Canada	2,447	6,851	Leased - 10/06/08
Machine Vision International, PTE
Singapore	2,500	10,828	Leased - 04/22/09

Total	116,345	261,042

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material adverse effect on our financial condition, results of operation or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2008 and 2007.

	Fiscal Year Ended June 30, 2008		Fiscal Year Ended June 30, 2007
	High	Low	High	Low
First quarter	$14.55	$11.33	$17.21	$12.34
Second quarter	$13.50	$10.79	$17.35	$12.16
Third quarter	$12.94	$10.72	$17.00	$14.83
Fourth quarter	$13.50	$ 9.76	$16.55	$14.20

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The number of record holders of our common stock at September 2, 2008 was 449. Our closing stock price as of June 30, 2008 was $9.83.

We have never declared or paid a cash dividend on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

As previously announced, in August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2008, we have repurchased outstanding common shares having an aggregate market value of $20.0 million (determined at the time of their respective repurchases). Repurchases occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

We also at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in each quarter of fiscal 2008 were as follows:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of shares	Average price paid per	announced plans or	under the plans or
Period	purchased	share	programs	programs (in millions)

July 1, 2007 - September 30, 2007	376,402	$13.05	376,402	$20.1
October 1, 2007 - December 31, 2007	929,156	$12.19	928,765	$8.8
January 1, 2008 - March 31, 2008	336,302	$11.34	336,239	$5.0
April 1, 2008 - June 30, 2008	806	$9.83	-	$5.0

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in the fourth quarter of fiscal year 2008 were as follows:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced	under the plans or
Period	shares purchased	paid per share	plans or programs	programs (in millions)

April 1, 2008 - April 30, 2008	-	$0.00	-	$5.0
May 1, 2008 - May 31, 2008	-	$0.00	-	$5.0
June 1, 2008 - June 30, 2008	806	$9.83	-	$5.0

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

The graph below compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Composite, and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the peer group are Nanometrics, Inc., Rudolph Technologies, Inc., Veeco Instruments, Inc, II-VI, Incorporated, Mattson Technology, Inc., Semitool, Inc., Photon Dynamics, Inc., Electro Scientific Industries, Inc., GSI Group Inc., and Ultratech, Inc. The peer group consists of issuers selected primarily based on market capitalization and the markets they serve.

	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08
ZYGO CORPORATION	100.00	139.88	122.50	204.88	178.63	122.88
NASDAQ COMPOSITE	100.00	129.09	127.97	136.00	164.15	142.67
PEER GROUP	100.00	162.50	119.30	122.01	129.43	109.36

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zygo Corporation, The NASDAQ Composite Index
And A Peer Group

$250
$200
$150
$100
$50
$0
6/03
6/04
6/05
6/06
6/07
6/08
Zygo Corporation
NASDAQ Composite
Peer Group

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending June 30.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
Net sales	$159,036	$180,988	$168,137	$141,349	$116,276
Gross profit	$64,823	$77,183	$65,771	$53,290	$42,680
% of sales	41%	43%	39%	38%	37%

Earnings from continuing operations	$1,239	$15,142	$14,485	$9,350	$4,226
% of sales	1%	8%	9%	7%	4%
Earnings per share from continuing
operations:
Basic	$0.07	$0.83	$0.80	$0.52	$0.24
Diluted	$0.07	$0.81	$0.79	$0.52	$0.23

Net earnings (loss)	$1,239	$15,142	$14,485	$8,984	($3,429)
Net earnings (loss) per share:
Basic	$0.07	$0.83	$0.80	$0.50	($0.19)
Diluted	$0.07	$0.81	$0.79	$0.50	($0.19)

Weighted average number of shares:
Basic	17,295	18,156	18,054	17,950	17,802
Diluted	17,648	18,601	18,367	18,140	18,221

Research, development, and engineering	$24,275	$22,038	$15,901	$13,377	$13,011
Capital expenditures	$6,580	$10,149	$7,441	$9,987	$7,585
Depreciation and amortization	$7,478	$6,519	$6,214	$5,880	$5,717

	June 30,
	2008	2007	2006	2005	2004
Working capital	$104,851	$107,834	$81,914	$63,379	$58,504
Current ratio	5.7	4.3	2.8	2.3	3.5
Total assets	$190,008	$211,594	$206,183	$190,182	$156,133
Stockholders' equity	$162,946	$177,777	$158,938	$141,153	$131,352
Price-earnings ratio	140	18	21	20	N/A
Number of employees at year-end	595	575	570	526	476
Sales per employee – average	$267	$315	$295	$269	$244
Book value per share	$9.74	$9.75	$8.78	$7.85	$7.34
Market price per share at year-end	$9.83	$14.29	$16.39	$9.80	$11.19

(Thousands, except for per share, number of employees and ratio amounts)

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

Other Than Temporary Impairment of Marketable Securities

Marketable securities have been primarily classified as held-to-maturity, which requires them to be carried at amortized cost. We also have certain securities that are classified as available-for-sale and trading. Management evaluates the need to record adjustments for impairment of marketable securities on a quarterly basis. Marketable securities with unrealized depreciation in fair value for twelve or more consecutive months and other securities with unrealized losses are reviewed to determine whether the decline in fair value is other than temporary.

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

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management's estimates, revisions to the estimated warranty liability would be required. A one percent change in actual costs would have an impact of approximately $10,000 on our financial condition and results of operations.

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1.5 million, an increase in income tax receivables of $0.6 million, and a charge of approximately $0.9 million to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1.8 million, of which $1.2 million, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the year ended June 30, 2008, we recognized an additional liability of $0.1 million for uncertain tax positions. The total liability for uncertain tax liabilities was $1.9 million at June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during July 1, 2008 through June 30, 2009.

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

Health Insurance

We are self-insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates, we may be required to record additional expense. A one percent change in actual claims would have an impact of approximately $30,000 on our financial condition and results of operations.

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

On February 28, 2008, we acquired certain assets of Solvision, Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary, for $4.1 million in cash (net of cash received). In addition, the Company had also loaned to Solvision $1.5 million of which $0.9 was recouped as part of the purchase price allocation based on asset values. With this acquisition, we entered the market for in-line inspection of flip chip substrates and IC packaging. Included in the acquisition is the patented FMI technology for rapid 3D inspection. We anticipate that continued development of the FMI head and Flip Chip Substrate equipment will occur in Montreal and that the IC packaging inspection product line will continue to be developed and manufactured in Singapore.

During fiscal 2008, we introduced a multiple application single sensor metrology tool for wafer measurements at 45 nanometeres and below. We continued strong growth in the medical sector driven by ophthalmic applications and state of the art dental device design and manufacturing. During the latter half of fiscal 2008, we also formed a majority-owned joint venture in China to develop and assemble products designed for the local market.

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

We believe that within the Metrology segment, the semiconductor market continues to contain our best sales growth opportunities for the future. As such, we are focusing our research and development efforts on specific semiconductor initiatives, most notably in the display and packaging markets. During the past year, we expanded our office in Oregon, which houses our semiconductor process metrology group, to take advantage of opportunities in the semiconductor markets. Additionally, we have expanded our flat panel support infrastructure to support our backlog.

Within our Optics segment, areas of growth continue to be in laser fusion optics and medical based products. During fiscal 2008, our Optics segment received a $4.4 million initial order for long-range night vision surveillance systems. These systems serve a variety of critical Homeland Security, Department of Defense and Department of Energy applications.

Our backlog at June 30, 2008 was $72.3 million, an increase of $0.1 million from June 30, 2007. Orders were $40.5 million in the fourth quarter of fiscal 2008. Orders for the fourth quarter from the Company’s Metrology segment accounted for 79% of the orders received, with the Optics segment accounting for the remaining 21%. For fiscal 2008, orders were $159.1 million, a decrease of 8% over fiscal 2007. As we have previously disclosed, orders for our lithography OEM products have experienced a sharp decline but have recently stabilized. We anticipate that the order rate for the lithography OEM products will remain constant for the foreseeable future but at a lower rate than in the past. During the latter half of fiscal 2008, we have seen an increase in display systems orders.

As previously announced, in August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2008, we have repurchased $20.0 million of our outstanding common shares. Repurchases occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

RESULTS OF OPERATIONS

Fiscal 2008 Compared with Fiscal 2007

Net Sales

	Year Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2008	%	2007	%
Segment
Metrology	$105.7	66%	$132.3	73%
Optics	53.3	34%	48.7	27%
Total	$159.0	100%	$181.0	100%

Net sales in the Metrology segment decreased 20% in fiscal 2008 as compared with the prior year. The decrease in net sales of $26.6 million within the Metrology segment was primarily due to volume decreases in lithography sales of $24.6 million, display sales of $10.5 million, and semiconductor sales of $2.5 million, partially offset by an increase in instrument sales of $9.0 million and vision systems from the Solvision acquisition of $2.1million. The increase in instrument sales was primarily due to a $5.1 million increase in sales in our Europe region based on volume.

Net sales in the Optics segment increased 9% in fiscal 2008 as compared with the prior year. The increase in net sales of $4.6 million within the Optics segment was primarily due to an increased volume of laser and precision optics of $4.8 million, offset by a decrease in contract manufacturing sales, which includes medical components, of $0.2 million.

Approximately 76% of all fiscal 2008 net sales were denominated in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the sales of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Profit

	Year Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2008	%	2007	%
Segment
Metrology	$50.5	48%	$62.2	47%
Optics	14.3	27%	15.0	31%
Total	$64.8	41%	$77.2	43%

In fiscal 2008, gross profit as a percentage of net sales in the Metrology segment increased one percentage point as compared with the prior year. Gross profit as a percentage of sales in the Optics segment decreased by four percentage points for fiscal 2008 as compared with the prior year. This decrease was primarily due to shipments in the first half of fiscal 2008 for the initial production run of the helmet mounted display units that resulted in zero margin due to cost over-runs on the initial units.

Selling, General, and Administrative Expenses ("SG&A")

	Year Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2008	%	2007	%
	$38.5	24%	$32.9	18%

SG&A in fiscal 2008 as compared with fiscal 2007 increased $5.6 million primarily due to increases in selling and marketing activities of $7.0 million, partially offset by a reduction in general and administrative expenses of $1.4 million. The increase in selling and marketing expenses included an additional $2.4 million in commission expense, primarily related to instrument sales in Europe, an increase of $1.5 million related to the planned increased presence in Asia, a $0.9 million increase in semiconductor sales and marketing efforts, an $0.8 million increase in optics division sales and marketing efforts, and the incurrance of $0.6 million in expenses for vision systems for the four month period. The decrease in general and administrative costs was primarily related to a reduction in employee costs of $3.1 million, including management bonus and employee profit sharing expense, offset by an increase for vision systems of $1.0 million for the first four months of operation, and of $0.8 million related to share-based compensation expense.

Research, Development, and Engineering Expenses (“RD&E”)

	Year Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2008	%	2007	%
	$24.3	15%	$22.0	12%

The increase in RD&E costs in fiscal 2008 was primarily related to increased spending on semiconductor initiatives of $1.7 million, display solutions of $1.0 million and vision systems of $0.9 million, and within the optics division of $0.5 million. These RD&E cost increases were partially offset by a decrease of $1.7 million in our precision positioning systems and instruments business. We continue to focus and build on our semiconductor initiatives as one of our core areas of expected future growth.

Income Tax Expense

	Year Ended
(Dollars in millions)	June 30,	Tax Rate	June 30,	Tax Rate
	2008	%	2007	%
	$1.5	37%	$9.1	36%

The overall tax rate increased by one percentage point when compared with the prior year primarily due to the repeal of the deduction attributable to the Extraterritorial Income Exclusion (“EIE”) on December 31, 2006.

Net Earnings

	Year Ended
(Dollars in millions)	June 30,	Sales	June 30,	Sales
	2008	%	2007	%
	$1.2	1%	$15.1	8%

Net earnings in fiscal 2008 decreased by 92% as compared with the prior year. Net earnings per diluted share were $0.07 for fiscal 2008, as compared with $0.81 per diluted share for fiscal 2007. The decreased earnings were primarily the result of decreased net sales in precision positioning systems, display solutions, and semiconductor solutions and increased SG&A and R&D expenses due to additional spending within instruments, the semiconductor initiatives and the inclusion of Solvision operating expenses, which are reflected in our results for the last four months of the fiscal year.

Backlog

Backlog at June 30, 2008 totaled $72.3 million, an increase of $0.1 million, from June 30, 2007. The year-end fiscal 2008 backlog consisted of $44.9 million, or 62%, in the Metrology segment and $27.4 million, or 38%, in the Optics segment. Orders for fiscal 2008 totaled $159.1 million. Orders by segment for fiscal 2008 consisted of $121.0 million, or 76%, in the Metrology segment and $38.1 million, or 24%, in the Optics segment. We enter fiscal 2009 with a strong display solutions backlog. As we have previously disclosed, orders for our lithography OEM products have experienced a sharp decline but have recently stabilized. We anticipate that the order rate for the lithography OEM products will remain constant for the foreseeable future but at a lower rate than in the past.

Fiscal 2007 Compared with Fiscal 2006

Net Sales

	Year Ended
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

	Year Ended
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

	Year Ended
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

	Year Ended
(Dollars in millions)	June 30,	Net Sales	June 30,	Net Sales
	2007	%	2006	%
	$22.0	12%	$15.9	9%

The increase in RD&E costs in fiscal 2007 was primarily related to increased spending on our semiconductor initiatives of $3.1 million, display solutions of $1.2 million, instrument projects of $1.4 million, and contract manufacturing projects of $0.6 million. Semiconductor RD&E contributed to the release, in fiscal 2007, of two new products, the Z3D 7200TM and the UniFire 7900TM. Display solution initiatives include developments of new technologies to further enhance our existing product line.

Income Tax Expense

	Year Ended
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

	Year Ended
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

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, a stockholder, customer, and distributor of certain of our products in Japan amounted to $30.7 million (19% of net sales), $48.1 million (27% of net sales), and $61.4 million (36% of net sales) for the years ended June 30, 2008, 2007, and 2006, respectively. Selling prices of products sold to Canon are based, generally, on the normal terms customarily given to distributors. Revenues generated from a development contract with Canon were recorded on a cost-plus basis. At June 30, 2008 and 2007, there was in the aggregate, $3.0 million and $4.5 million, respectively, of trade accounts receivable from Canon.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. During the twelve months ended June 30, 2007, we recognized revenue of $4.1 million under the Canon development services contract compared with $20.0 million for the comparable prior period. Our development services contract with Canon was completed during the third quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, cash and marketable securities was $51.0 million, a decrease of $19.2 million from $70.2 million at June 30, 2007. The decrease in cash was primarily attributable to $20.0 million used to fund the repurchase of the company stock and $5.1 million that was used for the purchase of the Solvision assets. Excluding the purchase of the company stock and the purchase of the Solvision assets, cash and marketable securities would have increased $6.0 million year-over-year.

Cash flows provided by operating activities were $14.6 million for fiscal 2008 as compared with $15.1 million in fiscal 2007. Operating cash flows in fiscal 2008 were impacted primarily by decreased net earnings offset by a decrease in inventories.

Cash flows provided by investing activities for fiscal 2008 were $14.7 million as compared with cash flows used by investing activities of $17.8 million in fiscal 2007. Purchases and proceeds of marketable securities activities were $20.9 million and $48.4 million, respectively, in fiscal 2008 and $38.5 million and $31.4 million, respectively, in fiscal 2007. Acquisitions of property, plant, and equipment were $6.6 million in fiscal 2008 as compared with $10.1 million for fiscal 2007. On February 28, 2008, we acquired certain assets of Solvision, including the shares of its Singapore subsidiary, for $4.1 million in cash (net of cash received). In addition, the Company had also loaned to Solvision $1.5 million of which $0.9 was allocated to the value of assets received.

Cash flows used for financing activities for fiscal 2008 were $19.9 million as compared with cash flows provided by financing activities of $0.3 million in fiscal 2007. In August 2007, our Board of Directors approved a stock repurchase program of up to $25.0 million. We have repurchased $20.0 million of stock through June 30, 2008.

Although cash requirements will fluctuate during the fiscal year, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. There were no borrowings outstanding under our $3.0 million bank line of credit agreement at June 30, 2008 and 2007. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	(Dollars in millions)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$4.7	$1.8	$2.6	$0.3	$-
Purchase obligations	1.3	1.3	-	-	-
Total	$6.0	$3.1	$2.6	$0.3	$-

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

Fair value of investments as of June 30, 2008 maturing in:
(Dollars in millions)

	2009	2010	Thereafter
Marketable securities
Fixed rate investments	$17.7	$5.1	$1.3
Weighted average interest rate	4.2%	5.5%	4.7%

On June 30, 2008, the Company had variable interest rate money market accounts valued at $11.7 million.

Marketable Securities Fair Market Value Sensitivity

At June 30, 2008, our investment portfolio included auction rate securities of $1.3 million of which $0.3 million is believed to have risk exposure in sub-prime markets. We have reviewed, along with our investment advisor, current investment ratings, company specific events, and general economic conditions in determining whether there is a significant decline in fair value that is other than temporary. To the extent we determine that a decline in fair value is other than temporary, the marketable security will be valued at the then current fair value and an impairment charge will be reflected in earnings. In addition, if the investment grades of the securities decline, liquidity in the market may be restricted or the market value of the security may decline. There also is the possibility that, if credit limits tighten significantly, the issuer may not have access to the capital markets to pay off the securities at the time of maturity.

Exchange Rate Sensitivity

Approximately 76% of our fiscal 2008 net sales were denominated in U.S. dollars. At June 30, 2008, our backlog included orders in U.S. dollars of $62.8 million, or 87% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These forward contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions. The majority of our foreign currency transactions and foreign operations are denominated in the Euro and Japanese yen. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 5% appreciation or depreciation of the U.S. dollar against the Euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of June 30, 2008, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008 based on the specified criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Form 10-K, audited the operating effectiveness of internal control over financial reporting and issued their attestation report which is included on page F-2.

Zygo Corporation

September 15, 2008	By:	/s/ J. Bruce Robinson
J. Bruce Robinson
Chairman and Chief Executive Officer

September 15, 2008	By:	/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer,
and Treasurer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2008 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2008 Proxy Statement under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Election of Board of Directors,” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2008 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

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

	10.7	Employment agreement dated January 15, 1999, between Zygo Corporation and J. Bruce Robinson (Exhibit 10.34 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 1999)*

10.8

Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1999 (Exhibit to the Company's Definitive Proxy Statement for its year ended June 30, 1999)*

	10.9	Employment agreement dated July 1, 1999, between Zygo Corporation and Brian J. Monti (Exhibit 10.22 to the Company's Annual Report on Form 10-K 405 for its year ended June 30, 2000)*

10.10

Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company's Annual Report on Form 10-K for its year ended June 30, 2002)*

10.11	Development Agreement dated September 11, 2002, between Zygo Corporation and Canon, Inc. (Exhibit to the Company's Current Reports on Form 8-K dated September 17, 2002)*

10.12

Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company's Current Reports on Form 8-K dated October 22, 2002)*

10.13

Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2004)*

10.14

Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.15	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.16	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.17	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.18	Employment contract dated October 23, 2006 between Zygo Corporation and James Northup. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.19	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.20	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007)*

10.21	Employment contract dated June 15, 2007 between Zygo Corporation and Walter A. Shephard. (Exhibit 10.23 to the Company's Annual Report on Form 10-K for its annual period ended June 31, 2007)*

10.22	Employment Agreement dated November 19, 2007 between Zygo Corporation and Mr. Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current reports on Form 8-K dated November 20, 2007)*

10.23

Press Release, dated February 28, 2008, issued by Zygo Corporation which announces that it acquired the assets of Solvision, Inc. (Exhibit 99.1 to the Company's Current Reports on Form 8-K dated February 29, 2008)*

10.24

Restricted Stock Unit Agreement dated January 31, 2008 between ZYGO Corporation and J. Bruce Robinson. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2008)*

21.	Subsidiaries of Registrant

24.	Power of Attorney (included in the signature page)

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit numbers 10.3, 10.5, 10.6, 10.7, 10.8, 10.9, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, and 10.24 are management contracts, compensatory plans or compensatory arrangements.

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION
Registrant

By /s/ Walter A. Shephard	Date	September 15, 2008
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

/s/ J. Bruce Robinson	Chairman and Chief Executive Officer	September 15, 2008
J. Bruce Robinson	(principal executive officer)

/s/ Walter A. Shephard	Vice President, Finance, Chief	September 15, 2008
Walter A. Shephard	Financial Officer, and Treasurer
(principal financial and accounting officer)

/s/ Carl A. Zanoni	Senior Vice President, Technology	September 15, 2008
Carl A. Zanoni	and Director

/s/ Eugene G. Banucci	Director	September 15, 2008
Eugene G. Banucci

/s/ Youssef A. El-Mansy	Director	September 15, 2008
Youssef A. El-Mansy

/s/ Samuel H. Fuller	Director	September 15, 2008
Samuel H. Fuller

Director
Seymour E. Liebman

/s/ Robert G. McKelvey	Director	September 15, 2008
Robert G. McKelvey

/s/ Robert B. Taylor	Director	September 15, 2008
Robert B. Taylor

/s/ Carol P. Wallace	Director	September 15, 2008
Carol P. Wallace

/s/ Bruce W. Worster	Director	September 15, 2008
Bruce W. Worster

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F -2	Report of Independent Registered Public Accounting Firm

F -3	Consolidated balance sheets at June 30, 2008 and 2007

F -4	Consolidated statements of operations for the years ended June 30, 2008, 2007, and 2006

F -5	Consolidated statements of stockholders’ equity for the years ended June 30, 2008, 2007, and 2006

F -6	Consolidated statements of cash flows for the years ended June 30, 2008, 2007, and 2006

F -7 to F-24	Notes to consolidated financial statements

Supplemental Schedules

S -1	Report of Independent Registered Public Accounting Firm

S -2	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. We also have audited the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1, 12 and 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, on July 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on July 1, 2005.

Deloitte & Touche LLP
Hartford, Connecticut
September 12, 2008

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
	June 30, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$26,421	$17,826
Marketable securities (note 3)	17,639	29,453
Receivables, net of allowance for doubtful accounts of $349 and $333,
respectively (notes 2, 4 and 16)	31,036	32,476
Inventories (notes 2 and 5)	37,542	43,048
Prepaid expenses	2,230	2,240
Income tax receivable (note 14)	241	-
Deferred income taxes (note 14)	12,143	15,077
Total current assets	127,252	140,120
Marketable securities (note 3)	6,963	22,879
Property, plant, and equipment, net (notes 2 and 6)	36,371	36,349
Deferred income taxes (note 14)	8,904	5,700
Intangible assets, net (notes 2 and 7)	9,522	6,110
Other assets	996	436
Total assets	$190,008	$211,594

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,955	$8,720
Accrued progress payments	5,226	8,770
Accrued salaries and wages	4,156	9,056
Other accrued expenses (note 9)	5,032	4,637
Deferred income taxes	32	1,103
Total current liabilities	22,401	32,286
Long-term income tax payable	1,973	-
Other long-term liabilities	844	555
Minority interest	1,844	976

Commitments and contingencies (notes 9 and 10)

Stockholders’ equity (notes 12, 13 and 14):
Common stock, $ .10 par value per share:
40,000,000 shares authorized;
18,824,670 shares issued (18,692,478 in 2007);
16,732,399 shares outstanding (18,242,192 in 2007)	1,882	1,869
Additional paid-in capital	152,663	148,844
Retained earnings	32,514	32,194
Accumulated other comprehensive income:
Currency translation effects	1,316	205
Net unrealized loss on marketable securities (note 3)	(39)	-
	188,336	183,112
Less treasury stock, at cost; 2,092,271 common shares (450,286 in 2007)	25,390	5,335
Total stockholders’ equity	162,946	177,777
Total liabilities and stockholders’ equity	$190,008	$211,594

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)
	Fiscal Year Ended June 30,
	2008	2007	2006
Net sales:
Products	$159,036	$176,937	$148,123
Development services	-	4,051	20,014
	159,036	180,988	168,137
Cost of goods sold:
Products	94,213	100,835	88,119
Development services	-	2,970	14,247
	94,213	103,805	102,366
Gross profit	64,823	77,183	65,771

Selling, general, and administrative expenses	38,501	32,876	31,125
Research, development, and engineering expenses	24,275	22,038	15,901
Operating profit	2,047	22,269	18,745

Other income:
Interest income	2,367	2,990	2,119
Miscellaneous income (expense), net	(235)	(9)	262
Total other income	2,132	2,981	2,381
Earnings from operations before income tax expense
and minority interest	4,179	25,250	21,126

Income tax expense (note 14)	(1,542)	(9,132)	(5,849)
Minority interest	(1,398)	(976)	(792)
Net earnings	$1,239	$15,142	$14,485

Basic - Earnings per share:	$0.07	$0.83	$0.80
Diluted - Earnings per share:	$0.07	$0.81	$0.79

Weighted average number of shares:
Basic	17,295	18,156	18,054
Diluted	17,648	18,601	18,367

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands of dollars)

				Accumulated
				Other
		Compre-		Compre-
		hensive		hensive
		Income	Retained	Income	Common	Treasury	Paid-In
	Total	(Loss)	Earnings	(Loss)	Stock	Stock	Capital
Balance at July 1, 2005	$141,153		$2,567	$(80)	$1,842	$(5,287)	$142,111
Comprehensive income:
Net earnings	14,485	$14,485	14,485
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(13)	(13)
Foreign currency translation effect	186	186
Other comprehensive (loss)		173		173
Comprehensive income		$14,658
Non-cash compensation charges
related to stock options	1,698						1,698
Employee stock purchase	492				5		487
Exercise of employee stock options and related tax effect	937				8		929
Balance at June 30, 2006	158,938		17,052	93	1,855	(5,287)	145,225
Comprehensive income:
Net earnings	15,142	$15,142	15,142
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(19)	(19)
Foreign currency translation effect	131	131
Other comprehensive income		112		112
Comprehensive income		$15,254
Non-cash compensation charges
related to stock options	2,189						2,189
Employee stock purchase	323				2		321
Repurchase of company stock	(48)					(48)
Exercise of employee stock options and related tax effect	1,121				12		1,109
Balance at June 30, 2007	177,777		32,194	205	1,869	(5,335)	148,844
Comprehensive income:
Net earnings	1,239	$1,239	1,239
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(39)	(39)
Foreign currency translation effect	1,111	1,111
Other comprehensive income		1,072		1,072
Comprehensive income		$2,311
Non-cash compensation charges
related to stock options	2,921						2,921
Employee stock purchase	267				2		265
Restricted stock vesting and related tax effect	(88)				4	(6)	(86)
Exercise of employee stock options and related tax effect	726				7		719
Adjustment recorded upon adoption of FIN 48 (note 14)	(919)		(919)
Repurchase of company stock	(20,049)					(20,049)
Balance at June 30, 2008	$162,946		$32,514	$1,277	$1,882	$(25,390)	$152,663

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Fiscal Year Ended June 30,
	2008	2007	2006
Cash provided by operating activities:
Net earnings	$1,239	$15,142	$14,485
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	7,478	6,519	6,214
Loss on disposal of assets	70	190	266
Deferred income taxes	(379)	6,606	3,836
Impairment of marketable securities	291	-	-
Compensation cost related to share-based payment arrangements	2,921	2,189	1,698
Excess tax benefits from share-based payment arrangements	(43)	(190)	(128)
Minority interest	1,398	976	792
Other	764	111	5
Changes in operating accounts, excluding the effect of acquisition:
Receivables	3,505	1,833	(5,438)
Inventories	8,931	(4,964)	(3,959)
Prepaid expenses	(136)	(138)	20
Accounts payable, accrued expenses, and taxes payable	(11,462)	(13,193)	(1,773)
Net cash provided by operating activities	14,577	15,081	16,018
Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(6,580)	(10,149)	(7,441)
Purchase of marketable securities	(20,934)	(38,546)	(31,336)
Additions to intangibles and other assets	(716)	(490)	(816)
Issuance of note receivable	(559)	-	-
Investments and acquisitions, excluding cash acquired	(5,079)	-	-
Proceeds from the maturity of marketable securities	48,388	31,402	22,000
Proceeds from the formation of the joint venture and sale of other assets	222	24	9
Net cash provided by (used for) investing activities	14,742	(17,759)	(17,584)
Cash provided by (used for) financing activities:
Dividend payments to minority interest	(751)	(1,287)	(622)
Employee stock purchase	267	323	492
Excess tax benefits from share-based payment arrangements	43	190	128
Repurchase of company stock	(20,049)	(48)	-
Restricted stock vesting and related tax benefits	(88)	-	-
Exercise of employee stock options	726	1,121	937
Net cash provided by (used for) financing activities	(19,852)	299	935
Effect of exchange rate changes on cash and cash equivalents	(872)	(113)	-
Net increase (decrease) in cash and cash equivalents	8,595	(2,492)	(631)
Cash and cash equivalents, beginning of year	17,826	20,318	20,949
Cash and cash equivalents, end of year	$26,421	$17,826	$20,318

Supplemental Cash flow information:

Cash paid for income taxes were $1,375, $3,272, and $1,316 in fiscal 2008, 2007, and 2006, respectively.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2008, 2007, and 2006
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Zygo Corporation is a worldwide supplier in optical metrology instruments, precision optics, and elecro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements are prepared in conformity with accounting priciples generally accepted in the United States of America (U.S. “GAAP”) and include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. Minority interest related to our ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of our earnings, net of tax, is reported as minority interest in the consolidated statements of operations.

Translation of Foreign Currency Financial Statements

ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

Foreign Currency Transactions

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of operations as miscellaneous income (expense), net.

Cash and Cash Equivalents

We consider cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.

Marketable Securities

We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist primarily of corporate and government agency securities. Securities held by us at June 30, 2008 and 2007 were classified as held-to-maturity, available-for-sale, and trading. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair value and adjusted through stockholders’ equity. Trading investments are recorded at fair value and adjusted through the statement of operations.

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

Intangible Assets

Intangible assets include patents, trademarks, license agreements and customer lists. The cost of intangible assets is amortized on a straight-line basis, over estimated useful lives ranging from 5-17 years.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating losses or cash flow uses or a projection that demonstrates continuing losses, and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 1, 2008, ZYGO adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). We apply a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We also recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not additional taxes will be due.

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

Research, Development and Engineering

Research and development costs are expensed as incurred. For fiscal 2008, 2007, and 2006, we expensed $20,350, $16,791, and $12,696 of research and development expense. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. In fiscal 2007 and 2006, reimbursements totaled $170 and $1,176, respectively. There were no reimbursed research and development costs in fiscal 2008.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2008	June 30, 2007	June 30, 2006

Weighted average shares outstanding	17,294,973	18,155,627	18,053,596
Dilutive effect of stock options and restricted stock	353,090	445,675	313,470
Diluted weighted average shares outstanding	17,648,063	18,601,302	18,367,066

For fiscal 2008, 2007, and 2006, 1,165,069, 808,665, and 782,712, respectively, of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

Share-Based Compensation

We have two share-based compensation plans, which are described in Note 12. We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123(R) does not require the recording of compensation expense in periods prior to the date of adoption.

Share-based compensation expense for the fiscal year ended June 30, 2008 was $2,921, with a related tax benefit of $1,052. This increased cost of sales by $239, selling, general, and administration by $2,340, and research, development, and engineering by $342. Share-based compensation expense for the fiscal year ended June 30, 2007 was $2,189, with a related tax benefit of $788. This increased cost of sales by $244, selling, general, and administration by $1,497, and research, development, and engineering by $448. Share-based compensation expense for the fiscal year ended June 30, 2006 was $1,698, with a related tax benefit of $608. This increased cost of sales by $419, selling, general, and administration by $1,023, and research, development, and engineering by $256.

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

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP. On an ongoing basis, management evaluates its estimates and judgments, including those related to allowances for bad debts, reserves for excess and obsolete inventories, impairments and recoverability of long-lived assets, share-based compensation, income taxes, and warranty obligations. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2008. We do not expect the impact of SFAS 159 to be material on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We do not expect the impact of SFAS 157 to be material on our consolidated financial statements.

NOTE 2: ACQUISITION

On February 28, 2008 we acquired certain assets of Solvision, Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary for $5,079, net of cash received under the purchase method of accounting. This amount represents $4,138 of cash and $941 representing the value of assets received for the forgiveness of a $1.5 million note extended to Solvision. The remaining balance of $559 of the note was charged to bad debt expense. This acquisition allowed us to enter the market for in-line inspection of flip chip substrates and packaged integrated circuits. Included in the acquisition is the patented Fast Moiré Interferometer ("FMI") technology for rapid 3D inspection. This acquisition was integrated into the Metrology segment. The results of operations of this acquisition have been included the consolidated statement of operations commencing on February 28, 2008.

The following is a preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash	$102
Deposits	12
Accounts receivable	589
Inventory	2,034
Property and equipment	670
Customer relationships	1,290
Technology	2,046
Total assets	6,743
Less: Liabilities assumed	1,238
Deferred tax liability	324
Total	$5,181

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2008. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values:

		Gross
		Carrying
	Weighted Average	Amount at	Effect of		Net Balance
	Amortization	February	Foreign	Accumulated	at June 30,
Acquired Intangible Assets	Period	28, 2008	Exchange	Amortization	2008

Customer relationships	7 Years	$1,290	$(9)	$(60)	$1,221
Technology	7 Years	2,046	(16)	(96)	1,934
Total		$3,336	$(25)	$(156)	$3,155

The following unaudited pro forma condensed financial information shows the results of operations for the years ended June 30, 2008 and 2007 as though the acquisition of the Solvision, Inc. assets had occurred at the beginning of each respective fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	Year Ended June 30,
	2008	2007

Net sales	$161,585	$186,561
Income (loss) before extraordinary items,
discontinued operations, and the cumulative effect
of an accounting change	$(1,422)	$8,562
Net income (loss)	$(1,422)	$8,562

Earnings per share amounts:
Basic- Earnings (loss) per share	$(0.08)	$0.47
Diluted - Earnings (loss) per share	$(0.08)	$0.46

As of June 30, 2008, the purchase price allocation has not been completed. This is due to ongoing efforts to finalize the valuation related to certain of the assets acquired. There were no contingent payments, options, or commitments contained in the acquisition agreement.

NOTE 3: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2008 and 2007. The Company classifies these securities as held-to-maturity, trading, or available-for-sale.

Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at June 30, 2008 and 2007 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2008
Corporate, federal, state
and local municipal bonds	$22,695	$103	$ (51)	$22,747

At June 30, 2007
Corporate, federal, state
and local municipal bonds	$52,332	$ 4	$(202)	$52,134

The cost, gross unrealized gains and losses, and fair value of available-for-sale securities, consisting of auction rate securities, at June 30, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2008
Corporate and local
municipal bonds	$1,600	$ -	$(330)	$1,270

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. The cost, gross unrealized gains and losses, and fair value of trading securities at June 30, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2008
Mutual fund	$682	$ -	$(45)	$637

Maturities of investment securities classified as held-to-maturity at June 30, 2008 and 2007 were as follows:

	June 30, 2008		June 30, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$17,639	$17,668	$29,453	$29,366
Due after one year through
five years	$ 5,056	$ 5,079	22,879	22,768
	$22,695	$22,747	$52,332	$52,134

Maturities of investment securities classified as available-for-sale at June 30, 2008 and 2007 were as follows:

	June 30, 2008		June 30, 2007
		Fair		Fair
	Cost	Value	Cost	Value
Due within one year	$ -	$ -	$ -	$ -
Due after one year	1,600	1,270	-	-
	$1,600	$1,270	$ -	$ -

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007.

	Fiscal Year 2008
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses
Corporate and other	$6,154	$(25)	$1,245	$(65)	$7,399	$(90)
US Government Agencies	-	-	-	-	-	-
	$6,154	$(25)	$1,245	$(65)	$7,399	$(90)

	Fiscal Year 2007
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses
Corporate and other	$17,938	$(53)	$15,098	$(127)	$33,036	$(180)
US Government Agencies	9,396	(18)	496	(4)	9,892	(22)
	$27,334	$(71)	$15,594	$(131)	$42,928	$(202)

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity, and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review. We recognized an other-than-temporary impairment on one available-for-sale auction rate security during fiscal 2008 resulting in a loss of $291 which was recorded in the statements of operations as part of miscellaneous income (expense).

NOTE 4: RECEIVABLES

At June 30, 2008 and 2007, receivables were as follows:

	June 30, 2008	June 30, 2007

Trade	$30,816	$31,033
Other	569	1,776
	31,385	32,809
Allowance for doubtful accounts	(349)	(333)
	$31,036	$32,476

NOTE 5: INVENTORIES

At June 30, 2008 and 2007, inventories were as follows:

	June 30, 2008	June 30, 2007

Raw materials and manufactured parts	$17,049	$20,268
Work in process	14,763	17,115
Finished goods	5,730	5,665
	$37,542	$43,048

Inventories were reduced by reserves for excess and obsolete items of $4,602 and $4,363 as of June 30, 2008 and 2007, respectively.

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2008 and 2007, property, plant, and equipment, at cost, were as follows:

			Estimated
			Useful Life
	June 30, 2008	June 30, 2007	(Years)

Land	$615	$615	-
Building and improvements	17,270	17,085	15-40
Machinery, equipment, and office furniture	62,940	56,395	3-8
Leasehold improvements	903	795	1-5
Construction in progress	2,050	5,231	-
	83,778	80,121
Less accumulated depreciation	(47,407)	(43,772)
	$36,371	$36,349

Depreciation expense for the fiscal years ended June 30, 2008, 2007, and 2006 was $7,008, $6,246, and $5,734, respectively.

NOTE 7: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2008 and 2007 were as follows:
			Estimated
	June 30,	June 30,	Useful Life
	2008	2007	(Years)
Patents and trademarks	$8,106	$7,504	5-17
Customer relationships and technology	3,311	-	7
	11,417	7,504
Accumulated amortization	(1,895)	(1,394)
Total	$9,522	$6,110

Intangible amortization expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $570, $322, and $362, respectively. Intangible amortization expense is estimated to be approximately $890 in fiscal 2009 and approximately $900 annually in fiscal 2010-2013. Amortization expense related to patents and trademarks is included in cost of goods sold in the consolidated statements of operations. Amortization expense related to customer relationships and technology is included in selling, general and administrative expense in the consolidated statements of operations.

NOTE 8: BANK LINE OF CREDIT

We have a $3,000 unsecured bank line of credit agreement bearing interest at our choice of either the prime rate (5.00% at June 30, 2008) or the one month LIBOR rate plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. The line of credit is available through January 31, 2009. At June 30, 2008 and 2007, no amounts were outstanding under the bank line of credit.

NOTE 9: WARRANTY LIABILITY

A limited warranty is provided on our products for periods typically ranging from 3 to 24 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “other accrued expenses” line item in the consolidated balance sheets:

	June 30, 2008	June 30, 2007
Beginning balance	$1,552	$1,660
Reductions for payments made	(1,012)	(1,566)
Changes in accruals related to warranties issued
in the current period	1,810	2,293
Changes in accrual related to pre-existing warranties	(1,087)	(835)
Ending balance	$1,263	$1,552

NOTE 10: COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material adverse effect on our financial condition, results of operation or liquidity.

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2013. Total lease expense, net, charged to operations was $1,844, $1,363, and $1,663, in fiscal 2008, 2007, 2006, respectively. At June 30, 2008, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Minimum
Future Lease
Year ending June 30,	Commitments
2009	$1,837
2010	1,243
2011	872
2012	446
2013	290
Total minimum lease payments	$4,688

NOTE 11: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a 401(k) program. Profit-sharing cash distributions are determined annually at the discretion of the Board of Directors. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We contribute to the 401(k) program based on matching up to 4% of an employee’s contributions. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock’s fair market value cannot exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2008, 2007, and 2006, amounted to $1,035, $3,630, and $2,847, respectively.

NOTE 12: SHARE-BASED COMPENSATION PLANS

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

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan (“Director Plan”) permits the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for stock splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Director Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of ZYGO or any of our subsidiaries) was granted an option to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted an option to purchase 3,000 shares of common stock on an annual basis. All options were fully exercisable on the date of grant and had a 10-year term. The Director Plan, as amended, will expire on November 17, 2009. The Company ceased granting options under this plan in fiscal 2003 and does not intend to grant further options under the Director Plan.

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

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2008, 2007, and 2006 were $ 4.99, $6.23, and $5.41, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2008, 2007, and 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Fiscal Years Ended June 30,
	2008	2007	2006
Term	4.0 Years	4.1 Years	4.1 Years
Volatility	45.7%	52.1%	52.9%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.5-4.2%	4.7-4.8%	3.9-4.4%
Forfeiture rate	11.0%	10.7%	10.6%

Term – This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of ZYGO’s shares and historical volatility of ZYGO’s shares. An increase in the expected volatility will increase compensation expense.

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

The following table summarizes information about our stock options granted under our share-based compensation plans for fiscal 2008, 2007, and 2006.

	June 30, 2008		June 30, 2007		June 30, 2006

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,057,766	$25.80	2,082,636	$26.03	2,069,175	$26.95
Granted	125,900	$12.30	175,000	$13.47	186,000	$11.80
Exercised	(69,848)	$8.44	(108,740)	$8.85	(83,340)	$9.07
Expired or cancelled	(55,179)	$34.05	(91,130)	$27.75	(89,199)	$33.20
Options - Outstanding-end of year	2,058,639	$25.33	2,057,766	$25.80	2,082,636	$26.03
Options vested or expected to vest	2,004,989	$25.68	2,018,558	$26.05	2,054,698	$26.25
Options - Exercisable-end of year	1,718,789	$27.95	1,668,766	$29.13	1,585,574	$31.19

At June 30, 2008, outstanding options at the end of the year had an intrinsic value of $792 with a weighted average remaining contractual life of 4.6 years. At June 30, 2008, options vested or expected to vest at the end of the year had an intrinsic value of $790 with a weighted average remaining contractual life of 4.5 years. In addition, exercisable options at the end of the year had an intrinsic value of $760 with a weighted average remaining contractual life of 3.9 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2008.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining	Weighted	Number	Weighted
Exercise	as of	Contractual	Average	Exercisable as of	Average
Prices	June 30, 2008	Life	Exercise Price	June 30, 2008	Exercise Price
$5.20 - $ 7.80	194,807	4.3	$6.48	194,807	$6.48
$7.90 - $11.85	705,425	4.9	$10.01	618,225	$10.04
$11.99 - $17.99	598,763	6.5	$13.56	346,113	$14.00
$18.00 - $27.00	161,292	3.0	$19.05	161,292	$19.05
$32.09 - $48.14	30,900	2.2	$42.67	30,900	$42.67
$65.69 - $98.53	367,452	2.2	$85.25	367,452	$85.25
$5.20 - $98.53	2,058,639	4.6	$25.33	1,718,789	$27.95

As of June 30, 2008, there was $1,411 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.37 years.

The total intrinsic value of stock options exercised was $280, $778, and $650 and the total fair value of stock awards vested was $1,005, 1,267, and 1,925 during the fiscal year ended June 30, 2008, 2007 and 2006, respectively.

Cash received from stock option exercises and the associated tax benefit for the fiscal year ended June 30, 2008 was $690.

Restricted Stock

The following table summarizes information about restricted stock awards granted under share-based compensation plans for the fiscal years ended June 30, 2008, 2007, and 2006:

	June 30, 2008		June 30, 2007		June 30, 2006

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non vested balance at beginning of year	368,176	$12.90	148,200	$11.51	-	$-
Granted	327,050	$12.00	261,450	$13.92	154,800	$11.46
Vested	(43,858)	$16.46	(8,457)	$16.33	-	$-
Forfeited	(16,221)	$11.86	(33,017)	$13.86	(6,600)	$10.40
Non vested balance at end of year	635,147	$12.23	368,176	$12.90	148,200	$11.51

As of June 30, 2008, there was $5,213 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

At June 30, 2008, an aggregate of 1,504,687 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 13: EMPLOYEE STOCK PURCHASE PLAN

ZYGO has a non-compensatory Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees who elect to participate have the ability to purchase common stock at a 5% discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock that may be issued under the ESPP is 500,000. At June 30, 2008 and 2007, we had withheld from employees $144 and $145, respectively, for the purchases of shares under this plan, and in July 2008 and 2007, we issued approximately 13,072 and 10,325 shares of common stock, respectively.

NOTE 14: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

	Fiscal Year Ended June 30,
	2008	2007	2006
Earnings from operations	$1,542	$9,132	$5,849
Amounts charged to stockholders’ equity	(56)	(164)	(229)
	$1,486	$8,968	$5,620

The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income amounts:

	Fiscal Year Ended June 30,
	2008	2007	2006
Earnings from operations - U.S.	$(959)	$21,612	$17,759
Earnings from foreign operations	5,138	3,638	3,367
	$4,179	$25,250	$21,126

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended June 30,
	2008	2007	2006
Current:
Federal	$44	$403	$382
State	(201)	325	158
Foreign	2,078	1,626	1,264
	1,921	2,354	1,804
Deferred:
Federal	(246)	6,411	4,006
State	221	439	118
Foreign	(354)	(72)	(79)
	(379)	6,778	4,045
Total	$1,542	$9,132	$5,849

The total income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2008, 2007, and 2006 to earnings before income taxes for the following reasons:

	Fiscal Year Ended June 30,
	2008	2007	2006

Computed "expected tax expense"	$1,463	$8,837	$7,394
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	13	497	179
Export tax incentives	-	(372)	(2,034)
Research credit	-	(62)	-
Tax on foreign dividend	-	-	326
Foreign tax differential	(29)	208	(68)
Other, net	95	24	52
	$1,542	$9,132	$5,849

During fiscal 2006, the Company completed a redetermination of its fiscal 2005 and 2004 Extraterritorial Income Exclusion (“EIE”). Due to this redetermination, the Company recorded a tax benefit of $1,192. The Company’s tax rate for fiscal 2007 was negatively impacted by the repeal of the EIE. The Company claimed a benefit on foreign trading income from foreign sales through December 31, 2006. The Company does not expect any significant tax benefit from the Manufacturing Deduction as provided in IRC Sec. 199 due to its net operating loss carryforward (“NOL”) position. During fiscal 2006, the Company released a foreign tax reserve of $328 upon the completion of the taxing authorities’ audit in the foreign jurisdiction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2008 and 2007 are presented below:

	June 30, 2008	June 30, 2007
Deferred tax assets:
Accounts receivable	$75	$93
Accrued liabilities and other	1,388	1,497
Inventory valuation	2,908	3,210
Deferred revenue	-	160
Stock option compensation	2,039	1,190
Intangible assets	-	20
Federal, foreign, and state
net operating loss carryforwards and credits	20,377	20,321
Contributions	63	33
	26,850	26,524
Less: Valuation allowance	2,105	2,170
Deferred tax asset	24,745	24,354

Deferred tax liabilities:
Prepaid expenses	(108)	(136)
Property, plant, and equipment	(3,492)	(3,441)
Intangible assets	(277)	-
Deferred tax liability	(3,877)	(3,577)
Net deferred tax asset	$20,868	$20,777

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007

Net current deferrred tax asset	$12,111	$15,077
Net noncurrent deferred tax asset	8,757	5,700
Net deferred tax asset	$20,868	$20,777

The deferred tax provisions for 2008 and 2007 do not reflect the tax benefit of $56 and $164, respectively, resulting from amounts charged to other comprehensive income and paid in capital, from the exercise of employee stock options.

During 2008, the valuation allowance changed primarily due to the generation of additional tax credits that were fully valued, along with the utilization of fully valued net operating losses.

Management believes it is more likely than not that the remaining net deferred tax assets of $20,868 as of June 30, 2008 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

At June 30, 2008, our share of the cumulative undistributed earnings of foreign subsidiaries was $4,318. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2008, we have federal, state, and foreign NOL carryforwards of approximately $29,611, $20,572, and $1,716, respectively, and various state and foreign credit carryforwards of $5,569 and $110. The federal NOL will expire from fiscal 2023 through fiscal 2025, while the state NOL and credits will expire from fiscal 2013 through fiscal 2025. The foreign NOL will begin to expire in 2014. We also have federal general business credit carryforwards of approximately $4,911, which are available to reduce federal income taxes, if any, through 2019 and begin to expire in 2012. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $789, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The Company also has outstanding refunds from R&D tax credits of $411.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the year ended June 30, 2008, we recognized an additional liability of $88 for uncertain tax positions. The total liability for unrecognized tax benefits was $1,872 at June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during July 1, 2008 through June 30, 2009.

The following table is a reconciliation of the beginning and ending balances of unrecognized tax benefits:

Unrecognized tax benefits, July 1, 2007	$1,784
Gross increases - current filing positions	88
Unrecognized tax benefits, June 30, 2008	$1,872

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

NOTE 15: SEGMENT REPORTING

During the second quarter of fiscal 2007, we reorganized the business into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). Consistent with our new business structure, beginning with the second quarter in fiscal 2007, we reported our segments as Metrology and Optics. The Metrology segment consistes of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. The chief operating decision-maker uses this information to allocate resources. Prior to the second quarter of fiscal 2007, our segments were reported as Semiconductor and Industrial. Fiscal 2006 segment information has been restated in a manner consistent with our new reporting segments.

	Fiscal Year Ended June 30,
	2008	2007	2006
Metrology
Sales	$105,700	$132,264	$125,880
Gross profit	50,529	62,189	56,818
Gross profit as a % of sales	48%	47%	45%

Optics
Sales	$53,336	$48,724	$42,257
Gross profit	14,294	14,994	8,953
Gross profit as a % of sales	27%	31%	21%

Total
Sales	$159,036	$180,988	$168,137
Gross profit	64,823	77,183	65,771
Gross profit as a % of sales	41%	43%	39%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating assets, depreciation, and amortization are U.S. based. Sales by geographic area based on shipping destination were as follows:

	Fiscal Year Ended June 30,
	2008	2007	2006
Americas:
America	$75,596	$71,330	$58,446
Canada	1,551	-	-
Total Americas	77,147	71,330	58,446
Far East:
Japan	44,354	66,613	76,595
Pacific Rim	15,202	23,985	18,233
Total Far East	59,556	90,598	94,828
Europe	22,333	19,060	14,863
Total	$159,036	$180,988	$168,137

NOTE 16: TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2008, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), amounted to $30,711 (19% of net sales), $48,147 (27% of net sales), and $61,366 (36% of net sales), for the years ended June 30, 2008, 2007, and 2006, respectively. Substantially all of these sales occurred in the Metrology segment. Selling prices of products sold to Canon are based, generally, on the normal terms given to distributors. Revenues generated from development contracts were recorded on a cost-plus basis.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. Work on these development services was completed during the third quarter of fiscal 2007. During fiscal 2007 and 2006, we recognized revenue in the Metrology segment of $4,051, and $20,014, respectively, for the original contract and subsequent add-on work. At June 30, 2008 and 2007, there were, in the aggregate, $3,032 and $4,515, respectively, of trade accounts receivable from Canon.

NOTE 17: HEDGING ACTIVITIES

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

As of June 30, 2008, we had twelve foreign currency forward contracts outstanding with notional amount aggregating to $8,336. Net unrealized (loss) gains recognized from foreign currency forward contracts for fiscal 2008, 2007 and 2006 was ($161), $148, and ($27), respectively, and are included in other income in the consolidated statements of operations. These gains or losses are substantially offset by foreign exchange losses or gains on intercompany balances recorded by our subsidiaries.

NOTE 18: QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2008
	September 30,	December 31,	March 31,	June 30,
Net sales	$31,714	$40,369	$38,456	$48,497
Gross profit	$11,052	$16,646	$15,549	$21,576
Net earnings (loss)	$(944)	$1,179	$(49)	$1,053
Basic earnings (loss) per share	$(0.05)	$0.07	$-	$0.06
Diluted earnings (loss) per share	$(0.05)	$0.07	$-	$0.06

	For the Fiscal Year Ended June 30, 2007
	September 30,	December 31,	March 31,	June 30,
Net sales	$41,107	$44,682	$48,655	$46,544
Gross profit	$17,791	$19,767	$20,411	$19,214
Net earnings	$3,652	$3,714	$3,966	$3,810
Basic earnings per share	$0.20	$0.20	$0.22	$0.21
Diluted earnings per share	$0.20	$0.20	$0.21	$0.20

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the consolidated financial statements of Zygo Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007, and for each of the three years in the period ended June 30, 2008, and the Company’s internal control over financial reporting as of June 30, 2008, and have issued our report thereon dated September 12, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income taxes – an Interpretation of FASB Statement No. 109”, on July 1, 2007 and Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”, on July 1, 2005); such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Hartford, Connecticut
September 12, 2008

S - 1

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2008, 2007, and 2006

(Thousands of dollars)

	Balance at
	Beginning of		Write-Offs and	Balance at End
Description	Year	Provision	Other	of Year
Year Ended June 30, 2008
Allowance for doubtful accounts	$333	$566	$550	$349
Valuation allowance on net deferred tax assets	$2,170	$(65)	$-	$2,105

Year Ended June 30, 2007
Allowance for doubtful accounts	$588	$(245)	$10	$333
Valuation allowance on net deferred tax assets	$1,630	$564	$24	$2,170

Year Ended June 30, 2006
Allowance for doubtful accounts	$663	$65	$140	$588
Valuation allowance on net deferred tax assets	$2,011	$416	$797	$1,630

S - 2

EXHIBIT INDEX

EXHIBIT
TABLE
NUMBER

21	Subsidiaries of Registrant

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002