Form 10-K/A
period 2008-06-30
ZYGO CORP
filed 2008-10-27
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________________________________________ to _______________________________________________________

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
Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.               YES [   ]      NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.               YES [   ]      NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)               YES [   ]      NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange act. (Check one):

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

16,840,121 Shares of Common Stock, $.10 Par Value, at September 2, 2008

(1) In connection with its previously disclosed acquisition of the assets of Solvision, Inc., the registrant was required to file stand-alone audited financial statements for Solvision, Inc. for each of its last two fiscal years, within 75 days of such acquisition (or, by May 13, 2008). The registrant has been unable to complete such audits, due to an inability to obtain all necessary records and supporting documentation. The registrant intends to file such audited financial statements as soon as practicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on September 15, 2008 (the “Original Filing”; and as amended by this Amendment, “this Annual Report”). As described in the Form 8-K filed with the SEC on October 16, 2008, Zygo Corporation (“ZYGO”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Electro Scientific Industries, Inc. (“ESI”) and its wholly owned subsidiary, Zirkon Merger Sub, LLC. Accordingly, ZYGO has postponed its annual meeting of stockholders and does not currently intend to hold a stockholders meeting prior to the special meeting of stockholders that will be held to approve the contemplated merger with ESI. Because ZYGO has determined that it will not file its definitive proxy statement within 120 days of the end of its fiscal year ended June 30, 2008, ZYGO is filing this Amendment to include the information required by Part III and not included in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except with regard to the currently dated certifications included under said Item 15 and as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of ZYGO’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Following is a list of our current directors, together with certain information concerning each such individual. Additional information concerning executive officers is set forth in Part I of this Annual Report.

	Principal Occupation During Past Five		Director
Director	Years and Certain Other Directorships	Age	Since

Eugene G. Banucci	Executive Chairman, Founder, and former Chief Executive Officer of ATMI, Inc. (a supplier of specialty materials and packaging to the semiconductor industry) for more than the last five years. Director of Clean Harbors, Inc.	65	2003

Youssef A. El-Mansy	Retired Corporate Vice President and Director of logic technology development at Intel Corporation. Director of Novellus (a supplier of semiconductor manufacturing equipment in the fabrication of integrated circuits).	63	2004

Samuel H. Fuller	Chief Technology Officer and Vice President of Research and Development of Analog Devices, Inc. (a manufacturer of precision high-performance integrated circuits) for more than the last five years.	62	2003

Seymour E. Liebman	Executive Vice President and General Counsel of Canon U.S.A., Inc. for more than the last five years.	59	1993

Robert G. McKelvey	Chairman and President of George McKelvey Co., Inc. (an investment advisor and securities broker-dealer) for more than the last five years.	71	1983

J. Bruce Robinson	Chairman and Chief Executive Officer of ZYGO since December 2006; Chairman, President, and Chief Executive Officer of ZYGO from November 2000 to December 2006; President and Chief Executive Officer of ZYGO from November 1999 to November 2000; President of ZYGO from February 1999 to November 1999.	66	2000

Robert B. Taylor	Senior Vice President for Finance and Administration of the Colonial Williamsburg Foundation for more than the last five years.	61	1988

Carol P. Wallace	Chairman, President, and Chief Executive Officer of Cooper-Atkins Corporation (a worldwide supplier and manufacturer of temperature, time, and humidity instruments for global foodservice, HVAC/R, industrial, and OEM markets) for more than the last five years. Director of CT Water Service, Inc.	53	2005

Bruce W. Worster	Private Investor since 2001, advisor to Peninsula Equity Partners, LLC since 2002; Vice President, Strategic Manufacturing Technology of JDS Uniphase Corporation from 1999 to 2001; and President of Ultrapointe Corporation (a subsidiary of JDS Uniphase) from 1997 to 1998.	65	2002

Carl A. Zanoni	Senior Vice President, Technology of ZYGO since November 2001; Vice President, Technology of ZYGO from June 1998 to November 2001; and Vice President of Research, Development and Engineering of ZYGO from April 1992 to June 1998.	67	1970

Due to the contemplated merger with ESI, we do not expect to hold our Annual Meeting of Stockholders in November 2008, for the election of directors. Pursuant to the Merger Agreement, upon the consummation of the merger, ESI’s Board of Directors will consist of 11 members, three of whom will be designated by Zygo. In the event the merger is not consummated for any reason, we intend to promptly proceed to call a stockholders meeting for the election of directors of our company.

CORPORATE GOVERNANCE

Board Matters

As of the date of this Annual Report, the Board of Directors consisted of ten members, each of whom was elected at the Annual Meeting of Stockholders held in November 2007 to serve for a one-year term and until his or her successor is duly elected and qualified. The Board of Directors has determined that each of Eugene G. Banucci, Youssef A. El-Mansy, Samuel H. Fuller, Robert G. McKelvey, Robert B. Taylor, Carol P. Wallace, and Bruce W. Worster qualifies as an independent director under applicable Securities and Exchange Commission rules and regulations and the NASD listing standards.

Eleven meetings of the Board of Directors were held in fiscal 2008. Each director attended at least 75% of the total number of meetings held during fiscal 2008 of the Board of Directors and Committees on which he or she served. While the Company does not currently have a formal policy regarding the attendance of directors at the Annual Meeting of Stockholders, directors are encouraged to attend. All directors attended the 2007 Annual Meeting of Stockholders.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee, and Corporate Governance/Nominating Committee to assist it in the discharge of its responsibilities. A current copy of our Audit Committee Charter, Corporate Governance/Nominating Committee Charter, Compensation Committee Charter and Code of Business Conduct and Ethics are available free of charge on our website at www.zygo.com. Copies of these documents are also available in print free of charge to any stockholder who requests them. Requests should be sent to Secretary, Zygo Corporation, Laurel Brook Road, Middlefield, Connecticut, 06455.

Audit Committee

The Audit Committee is responsible for the appointment, compensation, and oversight of our independent registered public accounting firm which prepares or issues an audit report or related work, oversees the accounting and financial reporting processes and audits of the financial statements and reviews the procedures and policies with respect to internal accounting controls. Seventeen meetings of the Audit Committee were held in fiscal 2008. Ms. Wallace and Messrs. Taylor and Worster presently are the members of the Audit Committee and are independent in accordance with Rule 4200(a)(15) of the NASD listing standards. The Board of Directors has determined that Mr. Taylor satisfies the criteria adopted by the Securities and Exchange Commission to serve as an “audit committee financial expert.” Mr. Taylor is the chairman of the Audit Committee.

Compensation Committee

The principal role of the Compensation Committee is to oversee the design and management of our compensation philosophy and compensation programs. The Compensation Committee supervises our compensation policies; administers the employee incentive plans; reviews or recommends compensation arrangements for certain executive officers and key employees; engages, together with the Corporate Governance/Nominating Committee, in Chief Executive Officer (“CEO”) succession planning; approves significant employee benefits; and recommends to the Board of Directors amendments to existing employee benefit plans and adoption of any new benefit plans.

In March 2006, the Compensation Committee engaged Radford Surveys + Consulting (“Radford”) to assist in determining our total compensation program. During its engagement, Radford reported directly to the Compensation Committee, and advised it with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards. Radford has also reviewed our compensation arrangements for all of the executive officers reported in the Summary Compensation Table (the “named executive officers”) and provided us with comparative market data that identifies the compensation policies and arrangements offered by similarly-situated public companies, including executive succession arrangements. Radford provided the Compensation Committee with analysis regarding salaries, bonuses, equity programs and employment compensation, as well as providing other consulting services as determined by the Compensation Committee.

The Compensation Committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to our executive officers, including all of our named executive officers. The CEO, in consultation with other members of senior management, makes decisions regarding the compensation of all other executives, subject to review and approval by the Compensation Committee including the determination of performance goals under our performance-based incentive compensation program. The Compensation Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of all non-employee directors.

Messrs. Banucci, El-Mansy, and McKelvey presently are the members of the Compensation Committee and are independent in accordance with the NASD listing standards. Mr. McKelvey is the chairman of the Compensation Committee. The Compensation Committee held four meetings during fiscal 2008.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee considers candidates (and potential candidates) to serve as directors who are brought to its attention from whatever source, and recommends to the full Board of Directors the names of those persons willing to serve and who they believe it will be in our overall best interest to have serve as a director. The Corporate Governance/Nominating Committee utilizes a variety of methods for identifying and evaluating director candidates. The Corporate Governance/Nominating Committee may consider candidates recommended by our directors, members of management, professional search firms, or stockholders. These candidates may be considered at any point during the year. The Corporate Governance/Nominating Committee will evaluate any director candidates recommended by a stockholder in the same manner as candidates otherwise identified by the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee does not have minimum qualification requirements for director candidates. However, it will consider a number of factors in assessing candidates, including the following:

  Personal and professional qualities, ethical standards, experience, accomplishments and reputation in the business community and otherwise; and

  The ability and willingness to participate fully in board activities, including attendance at, and active participation in, meetings of the board and its committees.

The Corporate Governance/Nominating Committee will also consider whether candidates are independent and possess leadership qualities. Stockholders who wish to propose director candidates for consideration by the Corporate Governance/Nominating Committee may do so by writing to our Secretary, giving the candidate’s name, biographical data, and qualifications.

The Corporate Governance/Nominating Committee also serves as our corporate governance committee, charged with developing and recommending to the Board of Directors a set of corporate governance, business conduct, and ethics principles for ZYGO. The Corporate Governance/Nominating Committee reviews these principles at least annually and recommends changes to the Board of Directors when appropriate. The Corporate Governance/Nominating Committee is also involved in succession planning for our corporation. Messrs. Fuller, Taylor, and Worster presently are the members of the Corporate Governance/Nominating Committee and are independent in accordance with the NASD listing standards. Mr. Worster is the chairman of the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee held four meetings during fiscal 2008.

Code of Ethics

The Board has adopted a Code of Ethics applicable to all employees, including the Company’s executive officers. The Company’s Code of Ethics is available on the Company’s website at www.zygo.com.

Communications with the Board of Directors

Stockholders and other interested parties may communicate with the Board of Directors or specific directors by mail addressed to: Secretary, Zygo Corporation, Laurel Brook Road, Middlefield, Connecticut, 06455. All communications should include the address, telephone number, and email address of the person submitting the communication and clearly indicate whether the communication is intended for the Board of Directors or an individual member. The Secretary will review all such communications. The communications that are deemed appropriate will be forwarded to the appropriate director or directors in advance of each regularly scheduled meeting of the Board of Directors. Communications will be deemed inappropriate if they are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board of Directors or our business and affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they filed.

Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2008, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than ten percent beneficial owners were complied with on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The Compensation Committee seeks to align our executive compensation programs with our values and objectives, management and business strategies, financial performance, individual performance and increased stockholder value.

The Compensation Committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to our executive officers, including all of the other executive officers reported in the Summary Compensation Table (these executive officers together with the CEO are referred to as the “named executive officers”). The CEO makes decisions regarding the compensation of all other executives, subject to review and approval by the Compensation Committee. The Compensation Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of all non-employee directors.

Compensation Philosophy and Objectives

We apply a consistent philosophy to the compensation programs for all employees based on the principle that our achievements result from the coordinated efforts of all individuals working toward common objectives. Our basic philosophy is that the success of both ZYGO and an employee depends on achieving a level of performance focused on contributions that support our business goals. Our guiding compensation objectives focus on:

  attracting and retaining highly qualified individuals to serve in critical positions with us by striving to be a highly–regarded employer who seeks to offer competitive compensation and career opportunities;

  aligning employee compensation with our objectives, financial performance and stockholder value; and

  sharing our financial success with employees.

We support a “pay for performance and contributions” philosophy by tracking performance and recognizing and rewarding employee contributions toward financial success. We strive to implement strategies for delivering compensation that are well structured, competitive with our peer companies, provide sufficient emphasis on pay for performance and contributions and are appropriately aligned with our financial goals and long-term stockholder returns. Our compensation program is designed to award outstanding performance by our employees and their contributions to the achievement of key business goals.

Compensation Consultant

The Compensation Committee has directly engaged Radford as its compensation consultant to assist in determining our total compensation program. Radford provides the Compensation Committee with competitive market data and analysis regarding salaries, bonuses, equity programs, employment contracts, CEO succession planning and other employee compensation, and recommends changes to board of director compensation, as well as providing other consulting services as determined by the Compensation Committee. See the discussion above and under the heading “Compensation Committee” in the Corporate Governance section for additional information.

Determining Executive Compensation and Competitive Positioning

The Compensation Committee reviews executive officer compensation not less than annually to ensure it is consistent with our compensation philosophy, company and individual performance, changes in the market and changes in the executives’ individual responsibilities. Each year we conduct a review of each executive officer, including the CEO. The CEO presents to the Compensation Committee his evaluation of each executive officer, which includes a review of the executive’s contribution and performance during the past year (as compared to the goals we established at the beginning of the year for the executive as described in more detail below), strengths, weaknesses, development plans and succession potential. The reviews typically focus on the executive’s performance in the past year. The Compensation Committee, based on the CEO’s presentation and its own assessment, then determines which of the previously set targets were met for each executive and, if appropriate, approves each executive’s performance-based incentive award for the past year, including any discretionary elements to such awards. As part of this review and analysis, and as more fully described below, the Compensation Committee also determines the elements of each executive officer’s total compensation, including performance-based compensation, for the following fiscal year, taking into account in each case the CEO’s evaluation, the scope of the executive’s responsibilities and experience and the Compensation Committee’s own review of survey data provided by Radford.

The Compensation Committee, in determining our CEO’s compensation, also takes into account his position, his years of dedicated service and his industry expertise along with competitive market data. The Compensation Committee also considers the CEO’s unique responsibilities in overseeing all of our businesses, operations, development and overall strategy and his role as the public face of our company, which shapes our corporate image and identity. These factors differentiate our CEO from the other named executive officers. In light of these factors, the Compensation Committee believes that our CEO’s compensation is appropriate and adequately reflects our compensation objectives.

Towards the end of each fiscal year, executive management, including all of our named executive officers, develops, and the board of directors approves, our operating and financial goals for the following year based on the confidential strategic plan and budget. These company goals drive the specific performance goals for our named executive officers for the following year. Management works with the Compensation Committee to establish these goals and the Compensation Committee approves them at the beginning of each year. The Compensation Committee establishes goals for our executives so that target attainment is not assured; meaning the executives’ receipt of compensation for performance at or above target will require significant effort on their part. See the discussion under “Performance-Based Incentive Compensation” below.

Each year, the Compensation Committee benchmarks our salary, cash and equity incentive compensation levels and practices against a peer group of comparable high-technology companies to determine the amount of named executive officer compensation. The Compensation Committee believes this group of companies (described in more detail below) provides an appropriate peer group because we compete against them for employees at the executive level, are of similar size, and have similar or best market practices in our industry. The Compensation Committee uses data that it obtains from these companies through surveys, proxy statements and other public filings. In addition, this data is supplemented by survey data on the broader semiconductor and high technology markets provided by Radford. The Compensation Committee periodically reviews the companies in our peer group and adds or removes companies as necessary in an effort to ensure that our peer group comparisons are meaningful. The companies that comprised our peer group in fiscal 2008 for the purposes of compensation are: Cohu, Electro Scientific Industries, Excel Technology, Faro Technologies, GSI Group, II-VI Corp., Intevac, Keithley Instruments, LeCroy Corp., LTX Corp., Mattson Technology, Nanometrics, Newport Corp., and Rudolph Technologies.

The Compensation Committee targets all elements of compensation at the market median (50th percentile) for our peer group. The committee does not target a specific mix of pay. The Compensation Committee targets total direct compensation (comprised of base salary, annual cash incentives and equity-based compensation) to be heavily driven by company performance. At the target level of performance, total direct compensation is positioned at the median of our peer group, although actual compensation paid can be below 25th percentile or above 75th percentile, based on actual performance. To arrive at these levels of the base salaries, cash incentive targets, and total direct compensation of our named executive officers, the Compensation Committee considers corresponding percentile data gathered from proxy statements for the positions of the named executive officers in relation to the named executive officers of our peer group, as well as the same data from published surveys for each position. Further, individuals may be paid above or below targeted levels based on individual performance and tenure.

Fiscal 2008 Executive Compensation Components

Our compensation philosophy emphasizes incentive compensation with a balance between short-term and long-term strategic objectives. Consistent with this philosophy, a significant amount of the total annual target compensation available to our named executive officers is variable depending on our financial results. To achieve this, we use equity-based compensation and a performance-based cash bonus program. The Compensation Committee consulted with Radford in deciding how to balance our long-term versus short-term incentives. The performance measurement period for our performance-based cash bonus program is our fiscal year. Short-term incentives consist of the annual cash bonus program and our long-term incentives consist of stock options, restricted stock, and restricted stock units.

In fiscal 2008, the compensation for the named executive officers was comprised of the following elements:

  Base salary

  Performance-based incentive compensation

  Long-term equity incentive compensation

  Deferred compensation and other benefits

  Perquisites

Base Salary: Base salary reflects the executive’s responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at comparable high-technology companies. The base salary provides a basic level of compensation and is necessary to recruit and retain executives. As discussed above, the Compensation Committee (with the CEO for the other named executive officers) establishes salaries on the basis of personal performance and taking into account the advice and the competitive market data provided by Radford.

Performance-Based Incentive Compensation: We have designed a performance-based management incentive program to promote high performance and goal achievement by our executives, including our named executive officers. Our annual incentive bonus program is tied to the achievement of pre-established business goals for the fiscal year. The annual incentive bonus program is designed to support our strategic business objectives, promote the attainment of specific financial goals, reward achievement of specific performance objectives, and encourages leadership and teamwork. The annual cash bonus program targets are based on our confidential strategic plan and budget for the year. The Compensation Committee establish threshold and maximum performance targets in conjunction with management. The amount of each executive’s annual incentive bonus program payout is based on the extent to which we achieve or exceed the targets. Each executive is assigned a participation level which generally reflects the executive’s rank and is expressed as a percentage of the executive’s base salary. Our CEO’s fiscal 2008 annual cash bonus program participation level was 70% of his base salary, our Chief Financial Officer’s and Senior Vice President, Display Solutions’ annual cash bonus program participation level was 50% of their respective base salary, and the Senior Vice President of Technology’s and President, Metrology Division’s annual cash bonus program participation level was 40% of their respective base salaries.

The Compensation Committee works with the CEO to define his annual goals. The CEO’s goals were based on financial results and strategic execution. Our CEO’s financial goals were based upon earnings before interest and taxes (“EBIT”) and revenue. Each component was assigned a percentage weighting (EBIT – 80%, and revenue 20%) of the bonus. To the extent actual EBIT and actual revenues were greater or less than the target, the payout for each of the goals was the percentage of the actual EBIT (or revenues) divided by the budgeted EBIT (or revenues). In no event could the payout on the EBIT goal be more than 150% and there would be no payout if the actual EBIT is less than 70% of the EBIT goal, the minimum threshold. In no event could the payout on the revenue goal be more than 150% and there would be no payout if the actual revenues are less than 70% of the revenue goal, the minimum threshold. The Compensation Committee also established goals which included strategy, business initiatives, and succession planning. There was no payout of the annual cash bonus for the CEO for fiscal 2008.

The CEO works in conjunction with the other named executive officers to develop their company goals, which are approved by the Compensation Committee. The named executive officers’ goals are designed to align with the company and CEO goals. The fiscal 2008 goals for our named executive officers are specific to each named executive officer and are based on their respective business functions and responsibilities.

Each goal is weighted as a percentage of the total bonus. The corporate goal is based on budgeted EBIT. To the extent actual EBIT is greater or less than the target, the payout for this goal will be the percentage of the actual EBIT divided by the budgeted EBIT. In no event can the payout on the EBIT goal be more than 150% and there is no payout if the actual EBIT is less than 70% of the EBIT goal, the minimum threshold.

Payout of specific performance goals are subject to our achievement of the minimum threshold of the corporate EBIT goal. If the company does not attain the minimum EBIT threshold, no specific performance goals are taken into account in determining the cash payout. Individual goals are either met or not met and are then affected by the corporate goal percentage. There were no payouts of the annual cash bonus for fiscal 2008 for named executive officers.

The specific corporate EBIT goals as well as the strategic execution and target levels used in determining annual bonuses for our CEO and other named executive officers are based upon confidential business plan financial objectives and related internal projections. The goals are specific to our strategic initiatives, including new product introduction, strategic marketing initiatives, and research and development projects, which are proprietary and strategic to our growth.

Maximum financial targets reflect ambitious goals which can be attained when business results are exceptional. Since fiscal 2004, we have failed to reach the 70% target once (resulting in no annual cash bonus program payout), fallen short of the 100% target twice and exceeded the 100% target twice. During the last five fiscal years, we have never reached the maximum threshold. The Compensation Committee maintains discretion to pay more or less than the calculated annual cash bonus in circumstances when the Compensation Committee deems such an award is warranted. There were no discretionary amounts awarded during the fiscal 2008 annual cash bonus program.

We may adjust our performance targets under our annual cash bonus program to eliminate the effects of charges for the following: restructurings; amortization of acquisition-related intangible assets; discontinued operations; extraordinary items and all items of gain, loss or expense determined to be extraordinary or unusual in nature or related to the disposal of a segment of a business or related to a change in accounting principle, all as determined in accordance with standards established by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and the cumulative effect of accounting changes, in each case as determined in accordance with generally accepted accounting principles or identified in our financial statements, notes to the financial statements and/or in management’s discussion and analysis of financial condition and results of operations (MD&A) appearing in our annual report for the applicable year. We believe it is appropriate to use adjusted EBIT because the Compensation Committee and management use the same measure to evaluate the day-to-day performance of businesses. Accordingly, the Compensation Committee believes adjusted EBIT is an appropriate measure of company performance on which to base its performance compensation decisions. Unless otherwise noted, any reference we make to “EBIT” means “adjusted EBIT”. We do not expect any structural changes to the annual performance-based incentive compensation program in fiscal 2009.

Long Term Equity Incentive Compensation: We grant equity awards (stock options, restricted stock, and restricted stock units) under our 2002 Equity Incentive Plan to provide long-term incentives for executive officers and key employees. Equity awards are designed to align the interests of employees with those of the stockholders and to provide each individual with a significant incentive to manage the company from the perspective of a stockholder. In addition to stock option awards, the Compensation Committee believes restricted stock and restricted stock unit grants are beneficial because they offer a retention incentive that is provided at no cost to our named executive officers. Under the 2002 Equity Incentive Plan, we may grant stock options, restricted stock, restricted stock units and such other equity awards that may be approved by the Board of Directors from time to time.

The Compensation Committee determines award types and amounts with reference to market data provided to the Compensation Committee by Radford, as well as the peer group study described above. Equity awards are granted annually during a pre-determined Compensation Committee/Board of Directors meeting. Any equity awards granted to new employees are granted on the hire date. Other equity awards for retention or promotion purposes are granted on the date the Compensation Committee approves the grant. The amount of each grant is based upon each individual’s position, tenure and responsibilities; however there is no set formula.

The exercise price of an option is the closing price of our common stock on NASDAQ on the date of grant. Our stock plan prohibits the grant of any option with an exercise price lower than the grant date closing price. Options generally vest 25% each year over four years. Restricted stock awards and restricted stock units generally vest over four years, 50% after three years and 50% after the fourth year. We do not select grant dates for our named executive officers in coordination with the release of material non-public information.

Following the Annual Meeting last November, we granted 85,000 performance-based restricted stock units to our CEO. This was a special, one-time retention grant that will vest ratably in two annual installments beginning in 2008. Fifty percent of the restricted stock vests on November 15, 2008 and, if Mr. Robinson’s employment continues until the closing of the merger with ESI, 50% will vest immediately prior to the closing. In the event the merger is not consummated, the remaining 50% of the restricted stock will vest on June 30, 2009, subject to satisfaction of the designated performance criteria. The Compensation Committee determined the amount of the award by reference to market data provided by Radford, as described above. We expect that no other long term equity incentive grant will be made to the CEO for these next two years.

Deferred Compensation and Other Benefits: The Compensation Committee believes that offering deferred compensation arrangements are reasonable and consistent with our overall compensation program because they better enable us to attract and retain superior employees for key position. We offer a 401(k) plan to provide our employees a tax-advantaged savings vehicle. All of our U.S. employees are entitled to participate in our 401(k) plan. Non-U.S. employees are covered under different retirement plans. We match dollar for dollar on the first 3% of employee contribution and $0.50 on the dollar for the next 2% of employee contribution. Additionally, under our Amended and Restated Profit Sharing Plan, employees may receive a discretionary 401(k) contribution, determined annually by the Board of Directors, comprised of profit sharing.

We also offer a non-qualified deferred compensation plan to provide our key executives, including all of the named executive officers, a tax-advantaged savings vehicle. Investment vehicles mirror the qualified deferred compensation plan. There are no company contributions made to this plan. Currently, the CEO is the only named executive officer participating in the non-qualified deferred compensation plan. We believe our deferred compensation plans, in the aggregate, enhance our ability to attract and retain key employees because they enhance the range of benefits we offer to them.

We have maintained the Employee Stock Purchase Plan (“ESPP”) since December 2000. Eligible employees may elect to contribute, on an after-tax basis, between 1% and 10% of their eligible salary to purchase our Common Stock; provided that an employee may not purchase more than $25,000 worth of company stock per year pursuant to Internal Revenue Service restrictions. We issue shares of our Common Stock under the ESPP in semi-annual offerings to eligible electing employees at a price that is equal to 95% of the Common Stock’s fair value at the end of the semi-annual period.

We offer a variety of health and welfare programs to all eligible employees. Our named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to encourage a healthy lifestyle and protect employees against catastrophic loss. Our health and welfare programs include medical, dental, disability, life insurance, and accidental death and dismemberment.

Perquisites: We provide named executive officers with perquisites, reflected in the All Other Compensation column in the Summary Compensation Table below. The Compensation Committee believes these perquisites are reasonable and consistent with our overall compensation program, because they better enable us to attract and retain superior employees for key positions. The Compensation Committee reviews and approves perquisites provided to the named executive officers. These benefits include an automobile allowance, 401(k) Company match, discretionary 401(k) Company contribution, and the cost of premiums paid on life insurance.

Severance Plans

The Compensation Committee believes there are long-term benefits to stockholders by retaining senior executives in the competitive employment environment. We have entered into employment agreements with certain of our named executive officers that provide these executives with severance benefits, as discussed further under “Potential Payments upon Termination or Change in Control below.”

Merger Agreement

Pursuant to the Merger Agreement, we are obligated to (i) cause the exercise of each outstanding purchase right under our ESPP prior to the Effective Time; (ii) provide that no further purchase period or offering period will commence under the ESPP following the date of the Merger Agreement; (iii) limit participation in the ESPP to those employees who were participants on the date of the Merger Agreement; (iv) prevent any participant from increasing his or her payroll deduction election or purchase elections from those in effect on the date of the Merger Agreement; and (v) terminate the ESPP immediately prior to and effective as of the closing of the merger.

Tax Considerations

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for “performance-based” compensation. In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to us and to our executives. However, tax consequences, including but not limited to tax deductibility by the company, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond the Compensation Committee’s and the company’s control. In addition, the Compensation Committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, although the Compensation Committee considers tax deductibility as one of the factors in determining executive compensation, it does not necessarily limit compensation to those levels or types of compensation that will be deductible. The Compensation Committee also considers alternative forms of compensation consistent with our compensation goals, which preserve deductibility as much as possible.

Conclusion

In reviewing our compensation programs, we have concluded that each element of compensation, as well as the total compensation delivered to the named executive officers and other executives, is reasonable, appropriate, and in the best interests of the company and our stockholders. We believe these programs meet our objectives of establishing a compensation package that attracts and retains a strong motivated leadership team, shares the company’s financial success with employees, aligns the compensation of the executives with our goals and stockholder value, and rewards outstanding performance and the achievement of strategic goals. At the same time, the compensation package remains consistent with those offered by competitive companies within the industry. We believe that our compensation programs have enabled us to recruit and secure a talented and motivated leadership team by which we strive toward improving stockholder value. In addition, we believe that each named executive officer’s compensation levels during fiscal 2008 adequately reflect our compensation objectives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal 2008 required by Item 402(b) of Regulation S-K with management. This report is provided by the following independent directors, who comprise the committee:

COMPENSATION COMMITTEE

ROBERT G. MCKELVEY, Chairperson
EUGENE G. BANUCCI
YOUSSEF A. EL-MANSY

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee (i) was, during fiscal 2008, an officer or employee of ZYGO or any of our subsidiaries nor (ii) had any relationship with us that would require disclosure. No other interlocking relationship existed between any member of the Compensation Committee or one of our executive officers, on the one hand, and any member of the Compensation Committee or an executive officer of any other entity, on the other hand.

SUMMARY COMPENSATION TABLE

The following table contains information concerning the compensation for our Chief Executive Officer, Chief Financial Officer, and our other three most highly compensated executive officers (which we collectively refer to as the “named executive officers”), for the years ended June 30, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

				(1)	(2)	(3)	(4)	(5)
J. Bruce Robinson	2008	$425,000	$-	$60,732	$152,318	$-	$(74,419)	$22,039	$585,670
Chairman and Chief	2007	$420,018	$-	$57,559	$188,493	$318,539	$112,833	$21,693	$1,119,135
Executive Officer
Walter A. Shephard	2008	$256,533	$-	$53,252	$102,939	$-	$-	$20,166	$432,890
Vice President, Chief	2007	$241,040	$-	$33,251	$45,056	$124,859	$-	$22,920	$467,126
Financial Officer,
Treasurer
Brian J. Monti	2008	$244,080	$-	$89,755	$73,038	$-	$-	$19,172	$426,045
Senior Vice President,	2007	$241,506	$-	$49,662	$94,542	$72,108	$-	$22,263	$480,081
Display Solutions
James R. Northup	2008	$259,167	$-	$43,523	$65,991	$-	$-	$20,202	$388,883
President, Metrology	2007	$171,998	$-	$23,116	$28,108	$75,000	$-	$7,425	$305,647
Division
Carl A. Zanoni	2008	$274,300	$-	$27,305	$56,354	$-	$-	$19,024	$376,983
Senior Vice President,	2007	$272,976	$-	$17,987	$70,873	$113,121	$-	$21,374	$496,331
Technology Director

(1)

This column represents the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal restricted stock awards as well as for restricted stock awards granted in prior fiscal years. Refer to the Grants of Plan-Based Awards Table for information on awards made in fiscal 2008 and 2007. The assumptions used in calculating these amounts are set forth in Note 12 to our 2008 Consolidated Financial Statements, included in this Annual Report.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal stock option grants as well as for stock option grants granted in prior fiscal years. Refer to the Grants of Plan-Based Awards Table for information on awards made in fiscal 2008 and 2007. The assumptions used in calculating these amounts are set forth in Note 12 to our 2008 Consolidated Financial Statements, included in this Annual Report.

(3)	This column represents our performance-based incentive bonuses. Mr. Robinson elected to defer a portion of his fiscal 2007 bonus included in this column.
(4)	For further details refer to “Nonqualified Deferred Compensation” below.

(5)	Includes all other compensation as described in the table below:

Category	J. B. Robinson	W. Shephard	B. Monti	J. Northup	C. Zanoni
Auto allowance	$10,800	$10,800	$10,800	$10,800	$10,800
401(k) Company match	10,609	7,566	7,292	7,602	7,846
Life insurance	630	1,800	1,080	1,800	378
Total Other Compensation	$22,039	$20,166	$19,172	$20,202	$19,024

GRANTS OF PLAN-BASED AWARDS

The following table shows all plan-based awards granted to the named executive officers during fiscal 2008 and 2007.

Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant date Fair Value of Stock and Option Awards ($/Sh)
		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
								(1)	(2)		(3)
J. Bruce Robinson	1/31/08	$-	$-	$-	-	85,000	85,000	-	-	$-	$997,050
	8/23/06	$-	$-	$-	-	-	-	16,000	40,000	$12.83	$442,504
Walter A. Shephard	8/21/07	$-	$-	$-	-	-	-	10,300	25,700	$12.36	$257,129
	8/23/06	$-	$-	$-	-	-	-	9,000	15,000	$12.83	$204,429
James R. Northup	8/21/07	$-	$-	$-	-	-	-	6,000	15,100	$12.36	$150,436
	10/23/06	$-	$-	$-	-	-	-	15,000	35,000	$13.30	$414,881
Brian J. Monti	8/21/07	$-	$-	$-	-	-	-	-	13,500	$12.36	$68,194
	2/12/07	$-	$-	$-	-	-	-	25,000	-	$-	$381,500
	8/23/06	$-	$-	$-	-	-	-	7,000	12,000	$12.83	$160,977
Carl A. Zanoni	8/21/07	$-	$-	$-	-	-	-	4,700	10,000	$12.36	$108,606
	8/23/06	$-	$-	$-	-	-	-	5,000	10,000	$12.83	$123,456

(1)

This column shows the number of shares of restricted stock granted in fiscal 2008 and 2007 to the named executive officers. Restricted stock granted vests 50% after year three, then 50% after year four.

(2)	This column shows the number of shares of stock options granted in fiscal 2008 and 2007 to the named executive officers. The stock options vest 25% a year over four years.
(3)

This column shows the full grant date fair value of stock awards under SFAS 123R granted to the named executive officers. The assumptions used in calculating these amounts are set forth in Note 12 to our Consolidated Financial Statements included in this Annual Report.

EMPLOYMENT AGREEMENTS

In January 1999, we entered into an employment agreement with Mr. Robinson. Under the employment agreement, Mr. Robinson receives an annual base salary of $250,000, or such higher amount as the Board of Directors may determine from time-to-time. The employment agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement also provided for the grant to Mr. Robinson of a stock option to purchase 50,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock option vesting at the end of each of the first four years. Effective November 18, 1999, Mr. Robinson’s employment agreement was amended to change Mr. Robinson’s position to President and Chief Executive Officer and to increase his annual base salary to $275,000 (or such higher amount as the Board of Directors may determine from time-to-time).

In July 1999, we entered into an employment agreement with Mr. Monti to serve as Vice President—Sales & Marketing. Under the agreement, Mr. Monti receives an annual base salary of $175,000 or such higher amount as the Board of Directors may determine from time-to-time. Mr. Monti’s agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement with Mr. Monti also provided for the grant to Mr. Monti of a stock option to purchase 20,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock options vesting at the end of each of the first four years.

In February 2004, Mr. Shephard agreed to serve as Vice President-Finance, Chief Financial Officer, and Treasurer. Mr. Shephard’s terms of employment provided for a starting salary of $195,000. Mr. Shephard also was provided a stock option grant to purchase 15,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock options vesting at the end of each of the first four years. Effective June 15, 2007, Mr. Shephard’s employment agreement was amended to increase his annual base salary to $244,200 (or such higher amount as the Board of Directors may determine from time-to-time).

In October 2006, we entered into an employment agreement with Mr. Northup to serve in a senior executive capacity. Under the agreement, Mr. Northup receives an annual base salary of $250,000 or such higher amount as the Board of Directors may determine from time-to-time. Mr. Northup’s agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement with Mr. Northup also provided for the grant to Mr. Northup of a stock option to purchase 35,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock options vesting at the end of each of the first four years. The employment agreement with Mr. Northup also provided for the grant to Mr. Northup of restricted stock units of 15,000 shares of our Common Stock, which will vest at the rate of 50% on the third anniversary of the employment date and 50% at the end of the fourth anniversary of the employment date.

In addition, each of our agreements with Messrs. Robinson, Monti, Shephard, and Northup provide for certain “Change in Control” and other severance payments in the event of the involuntary termination of their respective employment by ZYGO. We and Dr. Zanoni entered into an agreement not to compete that commences upon the first calendar date that he ceases to be employed by ZYGO. These arrangements are more fully described below under the heading “Potential Payments upon Termination or Change of Control.”

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table shows the number of outstanding equity awards held by the named executive officers at June 30, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
								(1)
J. Bruce Robinson	50,000	-		$10.88	2/21/09	16,000	(2)	$157,280
	20,000	-		$9.50	8/17/09	16,000	(3)	$157,280
	15,000	-		$77.75	9/7/10	85,000	(10)	$835,550
	52,700	-		$87.00	9/28/10
	16,925	-		$18.64	6/25/11
	35,000	-		$12.51	8/19/11
	25,000	-		$6.54	8/25/12
	50,000	-		$10.00	8/17/13
	11,250	3,750	(5)	$9.01	8/22/14
	20,000	20,000	(6)	$10.40	8/23/15
	10,000	30,000	(7)	$12.83	8/22/16
Walter A. Shephard	15,000	-	(8)	$16.45	2/26/14	9,500	(2)	$93,385
	6,750	2,250	(5)	$9.01	8/22/14	9,000	(3)	$88,470
	7,500	7,500	(6)	$10.40	8/23/15
	3,750	11,250	(7)	$12.83	8/22/16
	-	25,700	(9)	$12.36	8/20/17
Brian J. Monti	20,000	-		$11.75	6/30/09	7,000	(2)	$68,810
	5,000	-		$23.81	2/8/10	7,000	(3)	$68,810
	8,000	-		$77.75	9/7/10	25,000	(4)	$245,750
	13,500	-		$87.00	9/28/10
	5,375	-		$18.64	6/25/11
	7,000	-		$12.51	8/19/11
	15,000	-		$6.54	8/25/12
	35,000	-		$10.00	8/17/13
	6,750	2,250	(5)	$9.01	8/22/14
	6,000	6,000	(6)	$10.40	8/23/15
	3,000	9,000	(7)	$12.83	8/22/16
	-	13,500	(9)	$12.36	8/20/17
James R. Northup	8,750	26,250		$13.30	10/22/16	15,000	(11)	$147,450
	-	15,100		$12.36	8/20/17	6,000	(3)	$58,980
Carl A. Zanoni	5,000	-		$9.50	8/17/09	5,000	(2)	$49,150
	15,000	-		$43.94	5/31/10	5,000	(3)	$49,150
	5,000	-		$77.75	9/7/10
	40,000	-		$83.00	9/21/10
	11,250	-		$18.64	6/25/11
	7,000	-		$12.51	8/19/11
	11,200	-		$6.54	8/25/12
	25,000	-		$10.00	8/17/13
	6,750	2,250	(5)	$9.01	8/22/14
	3,500	3,500	(6)	$10.40	8/23/15
	2,500	7,500	(7)	$12.83	8/22/16
	-	10,000	(9)	$12.36	8/20/17

(1)	This value is based on the closing price of our Common Stock on the NASDAQ Global Market on June 30, 2008, which was $9.83 per share, multiplied by the number of shares indicated.
(2)	The restricted stock was granted on August 24, 2005 and vests 50% on August 24, 2008 and 50% on August 24, 2009.
(3)	The restricted stock was granted on August 23, 2006 and vests 50% on August 23, 2009 and 50% on August 23, 2010.
(4)	The restricted stock was granted on February 12, 2007 and vests 50% on February 12, 2010 and 50% on February 12, 2011.
(5)

The option to purchase these shares was granted on August 23, 2004, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(6)

The option to purchase these shares was granted on August 24, 2005, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(7)

The option to purchase these shares was granted on August 23, 2006, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(8)

The option to purchase these shares was granted on February 27, 2004, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(9)

The option to purchase these shares was granted on August 20, 2007, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(10)

The restricted stock was granted on January 31, 2008. Fifty percent of the restricted stock vests on November 15, 2008 and, if Mr. Robinson’s employment continues until the closing of the merger with ESI, 50% will vest immediately prior to the closing. In the event the merger is not consummated, the remaining 50% of the restricted stock will vest on June 30, 2009, subject to satisfaction of the designated performance criteria.

(11)	The restricted stock was granted on October 23, 2006 and vests 50% on October 23, 2009 and 50% on October 23, 2010.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2008

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
J. Bruce Robinson	-	$-	-	$-
Walter A. Shephard	-	$-	-	$-
Brian J. Monti	-	$-	-	$-
James R. Northup	-	$-	-	$-
Carl A. Zanoni	6,000	$9,837	-	$-

The restricted stock has not vested for the named executive officers during fiscal 2008.

PENSION BENEFITS

ZYGO does not have a tax-qualified defined benefit plan and/or supplemental executive retirement plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table contains information related to our named executive officers’ nonqualified deferred compensation in fiscal years 2008 and 2007.

Name	Year	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
J. Bruce Robinson	2008	$156,960 (1)	$-	$(74,419) (2)	$-	$637,245
	2007	$341,296	$-	$112,833	$-	$554,704
Walter A. Shephard	2008	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-
Brian J. Monti	2008	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-
James R. Northup	2008	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-
Carl A. Zanoni	2008	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-

(1)	This amount is the 2007 non-equity incentive plan compensation award deferred by the executive.
(2)	This amount was reflected as compensation in the Summary Compensation Table.

Under our Executive Deferred Compensation Plan, certain key executives are eligible to defer receipt of up to 100 % of their non-equity incentive compensation.

Benefits under the plan represent an unfunded, unsecured promise by us to pay those benefits when due and, if we were to become insolvent, participants would have no greater right to the assets than general creditors. Plan assets in the trust remain our property until made available to participants, and those assets can only be used to pay benefits under the plan, pay our general creditors, and pay the expenses of administering the plan and the trust.

Participants’ deferrals are fully vested at all times, and participants are allowed to direct investment of their plan accounts in investment alternatives selected by the plan administrator. Each account is valued as of the last day of each calendar quarter, and incremental earnings or losses are then allocated to that account.

If a participant retires, distributions from the plan must begin no later than the first day of the calendar quarter following the participants’ retirement. In the event of a participant’s death or termination of service with us, distributions from the plan must begin as soon as administratively feasible. Under certain circumstances, distributions may also be made to the participant while he or she is still in service with us.

J. Bruce Robinson, Chairman and Chief Executive Officer, is the only named executive officer who participates in the nonqualified deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreements with Messrs. Robinson, Shephard, Northup and Monti described above provide for a severance package in the event we terminate their employment (other than for justifiable cause (as defined in each of the employment agreements), disability, or death). Under the package, Messrs. Robinson, Shephard, and Northup would be paid their respective base salary from the time of his involuntary termination to 12 months thereafter. In addition, as originally executed the employment agreements provided that in the event Messrs. Robinson and/or Northup resigns within 90 days of a “Change of Control” (as defined in his agreement) of our company and/or Mr. Shephard resigns within one year of a Change of Control, the agreement generally provides for (i) the continued payment of his salary for a one-year period (ii) the continuation, for a period of the lesser of one year or until covered by another plan, of all existing health insurance, dental coverage, life insurance, AD&D and long-term disability coverage then in effect for Messrs. Robinson, Shephard, and Northup and (iii) a pro-rated bonus to Mr. Shephard (based on the target bonus amount for the fiscal year in which the change of control occurs providing Mr. Shephard is still employed 90 days after the change of control). The severance coverage for Mr. Robinson, in the event of a Change in Control, additionally provides for the automatic vesting of unvested options to purchase shares of

Common Stock then held by Mr. Robinson at their stated exercise price, which range from $9.01 to $12.83 per share. The net value of the otherwise unexercisable options to purchase 53,750 shares of Common Stock held by Mr. Robinson as of June 30, 2008 would be $3,075, representing the difference between the fair market value as of June 30, 2008 (at a closing price of $9.83) and the exercise price of the options. On October 21, 2008, in connection with the execution of the Merger Agreement, we entered into amendments (the “Amendments”) to the employment agreements with J. Bruce Robinson and James R. Northup (each an “Executive”). Under the Amendments, if an Executive’s employment is terminated by ZYGO or the acquiring or successor company or an Executive terminates his employment with ZYGO or the acquiring or successor company within ninety (90) days of the first anniversary of the closing of the merger, under certain circumstances Zygo shall for one year provide existing health and insurance benefits and continue to pay such Executive’s salary.

Mr. Monti’s agreement provides for the continuation of his base salary for six months from the date of his involuntary termination. In the event his employment is terminated without justification and occurs after a “Change of Control” (as defined in the agreement), the agreement provides for the (i) continuation of existing health, dental and long-term disability insurances, as well as accidental death and dismemberment (“AD&D”) coverage in effect at the time of termination for a period of the lesser of six months or until covered by another plan and (ii) continuation of Mr. Monti’s salary for a period of six months after the date of termination.

Effective February 8, 2007, the Company entered into a non-compete agreement with Dr. Carl Zanoni. The non-compete period is from February 28, 2009, which is the date Dr. Zanoni is scheduled to retire, through February 28, 2012. In consideration of his agreement not to compete, Dr. Zanoni will receive an amount equal to his then base annual salary (but not less than $274,300), payable in one lump sum on the commencement date; an amount equal to the sum of 85% of the base annual salary, payable ratably during the first year of the non-compete period; an amount equal to the sum of 65% of the base annual salary, payable ratably during the second year of the non-compete period; an amount equal to the sum of 45% of the base annual salary, payable ratably during the third year; and an amount equal to the sum of 25% of the base annual salary, payable ratably.

COMPENSATION OF DIRECTORS

The following table contains information concerning the compensation to our Board of Directors for the year ended June 30, 2008 and 2007.

Director Compensation
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
			(1)
Eugene G. Banucci	2008	$40,000	$66,849	$-	$-	$-	$106,849
	2007	$34,750	$52,470	-	-	-	$87,220
Youssef A. El-Mansy	2008	$40,000	$66,849	$-	$-	$-	$106,849
	2007	$34,750	$52,470	-	-	-	$87,220
Samuel H. Fuller	2008	$38,000	$66,849	$-	$-	$-	$104,849
	2007	$32,500	$52,470	-	-	-	$84,970
Seymour E. Liebman	2008	$35,000	$66,849	$-	$-	$-	$101,849
	2007	$28,250	$52,470	-	-	-	$80,720
Robert G. McKelvey	2008	$45,000	$66,849	$-	$-	$-	$111,849
	2007	$37,500	$52,470	-	-	-	$89,970
Robert B. Taylor	2008	$58,000	$66,849	$-	$-	$-	$124,849
	2007	$49,750	$52,470	-	-	-	$102,220
Carol P. Wallace	2008	$45,000	$66,849	$-	$-	$-	$111,849
	2007	$39,750	$52,470	-	-	-	$92,220
Bruce W. Worster	2008	$53,000	$66,849	$-	$-	$-	$119,849
	2007	$46,000	$52,470		-	-	$98,470

(1)

This column represents the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal year restricted stock and stock option awards as well as for restricted stock and stock option awards granted in prior fiscal years. The assumptions used in calculating these amounts are set forth in Note 12 to the our Consolidated Financial Statements for the fiscal year ending June 30, 2008 which is located on page F-16 of this Annual Report.

Effective November 16, 2006, each new director who is not also one of our employees (or an employee of any of our subsidiaries) (a “Non-Employee Director”) generally is granted an option to purchase 16,000 shares of Common Stock on his or her first day of service as a Non-Employee Director under our 2002 Equity Compensation Plan. Each Non-Employee Director also is granted 5,000 restricted shares of Common Stock on the date of each Annual Meeting during his or her service as a Non-Employee Director. All options are exercisable at a per share exercise price equal to the fair market value of the Common Stock on the date of grant, vest over a four year period at 25% per year, and have a ten year term. All restricted stock vests after one year. In addition, Non-Employee Directors receive $35,000 for an annual board retainer. The Non-Employee Director who chairs the Audit Committee also receives a $20,000 annual retainer; who chairs the Compensation and Stock Option Committee also receives a $10,000 annual retainer; and who chairs the Corporate Governance/Nominating Committee also receives an $8,000 annual retainer. Each non-chairperson member of the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance/Nominating Committee also receives an annual retainer of $10,000, $5,000, and $3,000, respectively. Each Non-Employee Director is also reimbursed for out-of-pocket expenses incurred as a result of attendance at a board or committee meeting. From August 19, 2003 to November 16, 2006, each new Non-Employee Director was granted an option to purchase 12,000 shares of Common Stock on his or her first day of service as a Non-Employee Director and an annual grant to purchase 6,000 shares of Common Stock on the date of each annual meeting after the initial year of service. Prior to August 19, 2003, each Non-Employee Director was granted an option to purchase 8,000 shares of Common Stock under our Amended and Restated Non-Employee Director Stock Option Plan on his or her first day of service as a Non-Employee Director and an annual grant to purchase 3,000 shares of Common Stock on the date of each Annual Meeting after the initial year of service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of August 31, 2008 (except as otherwise noted), (i) by each person known by us to own beneficially 5% or more of our Common Stock, (ii) by each director, (iii) by each executive officer named in the Summary Compensation Table (as provided earlier in this Annual Report), and (iv) by all directors and executive officers of our company as a group. All such beneficial owners have sole voting and investment power with respect to the shares of Common Stock shown as owned by them, except for shares which can be acquired by the exercise of stock options, and as may otherwise be noted. Unless otherwise indicated, the address for the named persons is c/o Zygo Corporation, Laurel Brook Road, Middlefield, Connecticut 06455.

Directors, Officers, and
5% Stockholders	Amount and Nature of Beneficial Ownership (1)			Percentage
				of Total
		Options		Shares
	Shares of Common	Exercisable within		Outstan-
	Stock	60 days	Total	ding (1)
5% or Greater Stockholders:
Canon Inc. (2)	1,210,410	—	1,210,410	7.2%
Wellington Management Co. LLP (3)	2,384,768	—	2,384,768	14.2%
Dimensional Fund Advisors LP (4)	1,247,922	—	1,247,922	7.4%
T. Rowe Price Associates, Inc. (2)	1,194,020	—	1,194,020	7.1%
Royce & Associates LLC (5)	1,180,505	—	1,180,505	7.0%

Directors: (7)(9)
Eugene G. Banucci	6,000	26,000	32,000	*
Youssef A. El-Mansy	10,000	24,000	34,000	*
Samuel H. Fuller	6,000	26,000	32,000	*
Seymour E. Liebman (6)	47,000	30,000	77,000	*
Robert G. McKelvey	90,370	30,000	120,370	*
J. Bruce Robinson	46,355	329,625	375,980	2.2%
Robert B. Taylor	17,500	30,000	47,500	*
Carol P. Wallace	5,000	18,000	23,000	*
Bruce W. Worster (8)	7,000	29,000	36,000	*
Carl A. Zanoni	408,041	141,200	549,241	3.2%

Named Executive Officers: (7)(9)
J. Bruce Robinson	46,355	329,625	375,980	2.2%
James R. Northup	17,545	12,525	30,070	*
Brian J. Monti	44,931	136,250	181,181	1.1%
Walter A. Shephard	20,931	42,750	63,681	*
Carl A. Zanoni	408,041	141,200	549,241	3.2%
All Directors and Executive Officers as a group (17 persons)
(6)(9)	778,790	1,085,700	1,864,490	10.4%

* Less than 1%

(1)	A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of August 31, 2008 upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that such options beneficially owned by such person (but not those owned by any other person) have been exercised.

(2)	Information derived from NASDAQ online as of September 4, 2008.

(3)	Share ownership information is based on information contained in a Schedule 13F filed with the SEC on August 14, 2008. The address of this holder is Wellington Management Company, LLP, 75 State Street, Boston, MA 02109.

(4)	Share ownership information is based on information contained in a Schedule 13F filed with the SEC on July 29, 2008. The address of this holder is Dimensional Fund Advisors LP, 1299 Ocean Avenue, Santa Monica, CA 90401.

(5)	Share ownership information is based on information contained in a Schedule 13F filed with the SEC on August 11, 2008. The address of this holder is Royce & Associates LLC, 1414 Avenue of the Americas, New York, NY 10019.

(6)	Does not include 1,210,410 shares owned by Canon Inc., an affiliate of Canon U.S.A., Inc.

(7)	No shares are pledged as security.

(8)	2,000 shares are held in trust. Mr. Worster has shared voting and investment power and indirect ownership of the shares in trust.

(9)	Includes restricted shares awarded during 2005 and 2006 pursuant to our 2002 Equity Incentive Plan as follows: Eugene G. Banucci (5,000); Youssef A. El-Mansy (5,000); Samuel H. Fuller (5,000); Seymour E. Liebman (5,000); Robert G. McKelvey (5,000); J. Bruce Robinson (32,000); Robert B. Taylor (5,000); Carol P. Wallace (5,000); Bruce W. Worster (5,000); Carl A. Zanoni (10,000); Douglas J. Eccleston (10,300); Brian J. Monti (39,000); Walter A. Shephard (18,500); All Directors and Executive Officers as a group (190,400). These shares are subject to forfeiture and vesting pursuant to the terms and conditions set forth in the Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our Common Stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of June 30, 2008, including the 2002 Equity Incentive Plan, the Amended and Restated Non-Qualified Stock Option Plan, the Amended and Restated Non-Employee Director Stock Option Plan, and the Employee Stock Purchase Plan.

Number of
Securities
Remaining
Available for
	Number of Securities			Future Issuance
	to be Issued		Weighted-Average	Under Equity
	Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding		Outstanding	(Excluding Securities
	Options, Warrants,		Options, Warrants,	Reflected in
	and Rights		and Rights	Column(a))

Plan Category	(a)		(b)	(c)

Equity Compensation Plans Approved by Stockholders	2,058,639	(1)	$25.33	1,405,687
Equity Compensation Plans Not Approved by
Stockholders	25,000	(2)	$18.64	—
Total	2,083,639		$25.25	1,405,687

(1)	Does not include options to purchase an aggregate of 13,072 shares of Common Stock under our Employee Stock Purchase Plan, which were exercised for the offering period ended June 30, 2008.

(2)	Represents a warrant issued to Zetetic Institute, which is described below.

     On June 26, 2001, the Board of Directors issued a warrant to purchase 25,000 shares of our Common Stock to the Zetetic Institute, a non-profit organization that provides assistance to us in connection with certain research and development activities. We did not receive stockholder approval for this warrant. The warrant has an exercise price of $18.64 per share, the closing price of our Common Stock on the date of issuance, expires on June 26, 2011, and vested, in equal annual increments, on each of the first four anniversaries of the date of issuance. Registration of the warrant and the shares of Common Stock issuable upon the exercise of the warrant are not contemplated; we believe that exemption of such registration is available under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We do not have a formal, written policy for related party transactions. At varying times in the past, related party transactions have been approved by the Audit Committee, subject to the approval of the Board of Directors (with the recusal of any interested director, as necessary). Generally, a related transaction is on terms no less favorable to the third party than terms generally available to an unaffiliated third party under the same or similar circumstances.

Mr. Seymour E. Liebman, a member of our Board of Directors since 1993, has been the Executive Vice President and General Counsel of Canon U.S.A., Inc., an affiliate of Canon Inc. (“Canon”) since 1996. Canon beneficially owns more than five percent of our Common Stock. Canon Sales Co., Inc., a subsidiary of Canon, acts as an exclusive distributor of certain of our products in Japan. We also had a significant research and development contract with Canon which was completed in fiscal 2007. Sales to Canon and Canon Sales Co., Inc. aggregated approximately $31,000,000 for fiscal 2008, or approximately 19% of our total net sales. Selling prices were based, generally, on the normal terms given to domestic distributors. In addition, Canon and we have entered into agreements providing for confidential exchanges of certain technology, similar to agreements with various other customers. As a member of our Board of Directors, Mr. Liebman’s long standing employment with Canon is noted by the Board of Directors when it makes its determination as to director independence.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009. Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and ther respective affiliates (collectively, the “Deloitte entities”) was our independent registered public accounting firm for the fiscal years 2008 and 2007.

The aggregate fees billed for professional services rendered by the Deloitte entities in fiscal 2008 and 2007 were as follows:

	2008	2007
Audit Fees (1)	$611,152	$573,160
Audit-Related Fees (2)	32,000	3,960
Tax Fees (3)	11,061	8,770
Total Fees	$654,213	$585,890

(1)

This category consists of aggregate fees billed for the annual audit of our financial statements, audit of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act, and the reviews of the condensed financial statements included in quarterly Reports on Forms 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

This category consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our annual financial statements and are not reported under “Audit Fees.” These services included fees for accounting consultations regarding an acquisition made by us in fiscal 2008 and accounting consultations in 2007.

(3)	This category consists of aggregate fees billed for professional services for federal, state, and international tax compliance.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, the Audit Committee may delegate to a member or members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided that any such pre-approval decision is presented to the full Audit Committee at its next scheduled meeting.

100% of the audit, audit-related, and tax services for our 2008 fiscal year rendered by Deloitte & Touche LLP were pre-approved by our Audit Committee.

PART IV

Item 15. Directors, Executive Officers and Corporate Governance

The following documents are filed as part of this Annual Report:

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

ZYGO CORPORATION
Registrant

By /s/ Walter A. Shephard	Date	October 27, 2008
Walter A. Shephard
Vice President, Finance, Chief
Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Bruce Robinson		Chairman and Chief Executive Officer	October 27, 2008
J. Bruce Robinson		(principal executive officer)

/s/ Walter A. Shephard		Vice President, Finance, Chief	October 27, 2008
Walter A. Shephard		Financial Officer, and Treasurer
(principal financial and accounting officer)

*		Senior Vice President, Technology	October 27, 2008
Carl A. Zanoni		and Director

*		Director	October 27, 2008
Eugene G. Banucci

*		Director	October 27, 2008
Youssef A. El-Mansy

*		Director	October 27, 2008
Samuel H. Fuller

*		Director	October 27, 2008
Seymour E. Liebman

*		Director	October 27, 2008
Robert G. McKelvey

*		Director	October 27, 2008
Robert B. Taylor

*		Director	October 27, 2008
Carol P. Wallace

*		Director	October 27, 2008
Bruce W. Worster

* By :	/s/ Walter A. Shephard
Walter A. Shephard
Attorney-in-fact

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002