Form 10-Q
period 2008-09-30
ZYGO CORP
filed 2008-11-10
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES  ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,809,561 shares of Common Stock, $.10 Par Value, at November 3, 2008

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

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; dependence on proprietary technology and key personnel; length of the sales cycle; environmental regulations; investment portfolio returns; stock price fluctuations; the risk that expected synergies and cost savings from the contemplated merger of ZYGO and Electro Scientific Industries, Inc. (“ESI”) may not be realized; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to integration of ZYGO and ESI; the risk that the closing of the merger between ESI and ZYGO may not occur; unexpected expenses associated with the proposed merger with ESI; and customer and/or employee losses as a result of the proposed merger.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in our reports on file with the Securities and Exchange Commission, including our Form 10-K, as amended by Form 10-K/A, for the fiscal year ended June 30, 2008.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007

Net sales	$38,392	$31,714
Cost of goods sold	21,581	20,662
Gross profit	16,811	11,052

Selling, general, and administrative expenses	9,584	7,426
Research, development, and engineering expenses	5,596	5,642
Provision for doubtful accounts and notes	382	(1)
Operating profit (loss)	1,249	(2,015)

Other income (expense)
Interest income	369	811
Miscellaneous income (expense)	(378)	202
Total other income (expense)	(9)	1,013
Earnings (loss) before income taxes and
minority interest	1,240	(1,002)

Income tax (expense) benefit	(461)	361
Minority interest	(276)	(303)
Net earnings (loss)	$503	$(944)

Basic - Earnings (loss) per share	$0.03	$(0.05)
Diluted - Earnings (loss) per share	$0.03	$(0.05)

Weighted average shares outstanding
Basic shares	16,775	18,193
Diluted shares	17,162	18,193

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$30,433	$26,421
Marketable securities	19,110	17,639
Receivables, net of allowance for doubtful accounts
of $468 and $349, respectively	28,615	31,036
Inventories	40,604	37,542
Prepaid expenses and other	2,618	2,230
Income tax receivable	929	241
Deferred income taxes	9,579	12,143
Total current assets	131,888	127,252

Marketable securities	2,742	6,963
Property, plant, and equipment, net	36,327	36,371
Deferred income taxes	11,245	8,904
Intangible assets, net	8,951	9,522
Other assets	995	996
Total assets	$192,148	$190,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,095	$7,955
Accrued progress payments	6,277	5,226
Accrued salaries and wages	3,194	4,156
Other accrued liabilities	4,431	5,032
Deferred income taxes	30	32
Total current liabilities	24,027	22,401

Long-term income tax payable	1,908	1,973
Other long-term liabilities	702	844
Minority interest	2,120	1,844
Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
18,914,778 shares issued (18,824,670 at June 30, 2008);
16,810,115 shares outstanding (16,732,399 at June 30, 2008)	1,891	1,882
Additional paid-in capital	153,976	152,663
Retained earnings	33,017	32,514
Accumulated other comprehensive income:
Currency translation effects	14	1,277
	188,898	188,336
Less treasury stock, at cost, 2,104,663 shares (2,092,271 at June 30, 2008)	25,507	25,390
Total stockholders' equity	163,391	162,946
Total liabilities and stockholders' equity	$192,148	$190,008

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,
	2008	2007

Cash provided by (used for) operating activities:
Net earnings (loss)	$503	$(944)

Adjustments to reconcile net earnings (loss) to cash
provided by (used for) operating activities:
Depreciation and amortization	2,042	1,714
Deferred income taxes	207	(893)
Impairment of marketable securities	99	-
Compensation cost related to share-based payments arrangements	1,022	735
Excess tax benefits from share-based payment arrangements	(9)	(10)
Minority interest	276	303
Provision for doubtful accounts and notes receivable	382	-
Other, net	140	(82)
Changes in operating accounts:
Receivables	1,816	2,213
Inventories	(3,342)	(28)
Prepaid expenses and other current assets	(1,090)	(202)
Accounts payable, accrued expenses, and taxes payable	2,068	(4,427)
Net cash provided by (used for) operating activities	4,114	(1,621)
Cash provided by investing activities:
Additions to property, plant, and equipment	(2,046)	(1,794)
Purchase of marketable securities	(5,187)	(4,963)
Additions to intangibles and other assets	(103)	(229)
Proceeds from the maturity of marketable securities	7,700	14,600
Net cash provided by investing activities	364	7,614
Cash provided by (used for) financing activities:
Employee stock purchase	122	140
Repurchase of common stock	-	(4,913)
Exercise of employee stock options	177	249
Vesting of restricted stock and related tax benefits	(118)	-
Excess tax benefits from share-based payment arangements	9	10
Net cash provided by (used for) financing activities	190	(4,514)
Effect of exchange rate changes on cash and cash equivalents	(656)	273
Net increase in cash and cash equivalents	4,012	1,752
Cash and cash equivalents, beginning of period	26,421	17,826
Cash and cash equivalents, end of period	$30,433	$19,578

Supplemental Cash Flow Information
Income tax payments amounted to $904 and $400 for the three months ended September 30, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America. ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at September 30, 2008, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, including items incorporated by reference therein.

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. Under the terms of the merger agreement, Zygo shareholders will receive 1.0233 shares of ESI stock for each share of ZYGO stock in a transaction designed to be tax-free to ZYGO shareholders. Upon closing, ESI will issue approximately 18.1 million shares on a diluted basis to complete the transaction resulting in the then ZYGO shareholders owning 40% of the combined company.

Note 2: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three months ended September 30, 2008, 1,307,681 of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive. For the three months ended September 30, 2007, 2,640,220 of the Company’s Stock Grants were excluded from the calculation of diluted earnings per share. Due to the loss in the first quarter of fiscal 2008, dilutive shares are equal to basic shares for that period.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,
	2008	2007
Basic weighted average shares
outstanding	16,775,150	18,193,330
Dilutive effect of stock options
and restricted shares	387,347	-
Diluted weighted average shares
outstanding	17,162,497	18,193,330

Note 3: Recent Accounting Pronouncements

On July 1, 2008 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the provisions of SFAS 157 is not expected to have a material effect on us. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (“FSP No. 157-1”) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (“FSP No. 157-2”). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-1 and FSP No. 157-2 became effective for us upon adoption of SFAS No. 157. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. The Company has considered FSP No. 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

On July 1, 2008 we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. We have chosen not to measure any other financial instrument or other items at fair value that are not currently required to be measured at fair value.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. The provisions of SFAS 160 are effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact of SFAS 160 on our consolidated financial statements.

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

NOTE 4. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

The Company adopted SFAS No. 157 on July 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management's assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair value measurements at September 30, 2008
	Total carrying	Quoted prices in active	Significant other observable	Significant unobservable
	value at	markets	inputs	inputs
	30-Sep-08	(Level 1)	(Level 2)	(Level 3)
Trading securities	$489	$489	$-	$-
Available-for-sale securities	210	-	-	210
Foreign currency hedge	(36)	-	(36)	-
Total	$663	$489	$(36)	$210

When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The investment in Level 3 is an auction-rate security. For the period from July 1, 2008 to September 30, 2008, Level 3 assets were reduced from $270 to $210 as the result of an other than temporary impairment. There were no other activities in Level 3 fair value measurements during the period.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The remainder of our marketable securities at September 30, 2008 are accounted for as held-to-maturity investments and are recorded at amortized cost of $21,153.

The Company has adopted SFAS No. 159 effective July 1, 2008 and did not elect the fair value option for its financial instruments.

Note 5: Acquisition

On February 28, 2008 we acquired certain assets of Solvision Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary, for $4,138 in cash (net of cash received) and recovery of part of a previously issued note receivable that was deemed uncollectable. The final purchase price allocation is subject to adjustment for finalization of the value of the assets acquired. With this acquisition, we entered the market for in-line inspection of Flip Chip Substrates and Packaged Integrated Circuits. Included in the acquisition is the patented Fast Moiré Interferometer (“FMI”) technology for rapid 3D inspection. The Consolidated Financial Statements included the results of operations of Solvision from the date of acquisition. Solvision is included in the Metrology Solutions segment.

The final purchase price allocation of the Solvision asset purchase is subject to the completion of the valuation of the assets acquired and liabilities assumed. In October 2007, we loaned $1,500 to Solvision. In December 2007, based on Solvision’s financial difficulty at the time, we recorded a reserve against the full value of the note receivable of $1,500. Based on the preliminary valuation, $941 of the note receivable was recovered as of June 30, 2008. In the first quarter of fiscal 2009, the valuation was adjusted and resulted in a further loss of $266 on the portion of the note receivable previously recovered. The valuation process is expected to be completed by the end of the second quarter of fiscal 2009.

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2008 and 2007 of $1,022 and $735, respectively, with a related tax benefit of $368 and $268, respectively.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2009 and 2008 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2008 and 2007 were $4.43 and $5.05, respectively. During the three months ended September 30, 2008 and 2007, an aggregate of 137,000 and 105,900 options were issued, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30,
	2008	2007
Term	4.6 Years	4.0 Years
Volatility	45.5%	45.7%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.9%	4.2%
Forfeiture rate	9.5%	11.0%

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

Restricted Stock

Our share-based compensation expense also includes the effects of restricted stock grants and units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2008 and 2007, an aggregate of 156,700 and 164,550 restricted stock grants and units were issued at a weighted grant price of $10.68 and $12.35, respectively. Generally, the restrictions on the restricted stock grants and units granted to employees lapse at a rate of 50% after three years and 50% after four years.

Note 7: Comprehensive Loss

Total comprehensive loss was as follows:
	Three Months Ended September 30,
	2008	2007
Net earnings (loss)	$503	$(944)
Unrealized gain on marketable
securities, net of tax	39	-
Foreign currency translation effect	(1,302)	409
Comprehensive loss	$(760)	$(535)

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2008 and June 30, 2008, inventories were as follows:

	September 30, 2008	June 30, 2008
Raw materials and manufactured parts	$18,105	$17,049
Work in process	16,720	14,763
Finished goods	5,779	5,730
	$40,604	$37,542

Note 9: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2008 and June 30, 2008, property, plant, and equipment were as follows:

	September 30, 2008	June 30, 2008	Estimated Useful Life (Years)
Land	$615	$615	-
Building and improvements	17,343	17,270	15-40
Machinery, equipment, and office furniture	63,508	62,940	3-8
Leasehold improvements	911	903	1-5
Construction in progress	2,482	2,050	-
	84,859	83,778
Accumulated depreciation	(48,532)	(47,407)
	$36,327	$36,371

Depreciation expense for the three months ended September 30, 2008 and 2007 was $1,843 and $1,674, respectively.

Note 10: Intangible Assets

Intangible assets include patents and trademarks. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at September 30, 2008 and June 30, 2008 were as follows:

	September 30,	June 30,
	2008	2008
Patents and trademarks	$8,167	$8,106
Customer relationships and technology	$2,838	$3,311
	$11,005	$11,417
Accumulated amortization	(2,054)	(1,895)
Total	$8,951	$9,522

Intangible amortization expense was $185 and $85 for the three months ended September 30, 2008 and 2007, respectively. This amortization expense related to certain intangible assets is included in Cost of goods sold in the Condensed Consolidated Statements of Operations.

Note 11: Warranty

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

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,
	2008	2007
Beginning Balance	$1,263	$1,552
Reductions for payments made	(287)	(430)
Changes in accruals related to pre-existing
warranties	182	(28)
Changes in accruals related to warranties
made in the current period	379	375
Ending Balance	$1,537	$1,469

Note 12: Segment Information

ZYGO’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three months ended September 30, 2008 and 2007, segment sales and gross profit are as follows:

	Three Months Ended September 30,
	2008	2007
Metrology Solutions
Sales	$27,737	$19,925
Gross profit	$13,571	$8,182
Gross profit as a % of sales	49%	41%
Optical Systems
Sales	$10,655	$11,789
Gross profit	$3,240	$2,870
Gross profit as a % of sales	30%	24%

Total
Sales	$38,392	$31,714
Gross profit	$16,811	$11,052
Gross profit as a % of sales	44%	35%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended September 30,
	2008	2007

Americas	$16,954	$15,538
Europe	4,282	4,117
Japan	9,658	9,892
Pacific Rim	7,498	2,167
Total	$38,392	$31,714

Note 13: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $7,207 (19% of net sales, respectively) for the three months ended September 30, 2008, as compared with $5,564 (18% of net sales), for the comparable prior year period. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2008 and June 30, 2008, there were, in the aggregate, $2,112 and $3,032, respectively, of trade accounts receivable from Canon.

Note 14: Hedging Activities

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

As of September 30, 2008, we had twelve currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $5,200. For the three months ended September 30, 2008 and 2007, we recognized net unrealized losses of $36 and $583, respectively, from foreign currency forward contracts. These unrealized losses are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiary. Any net gains and losses, after such offsets, are included in other income (expense) in the Condensed Consolidated Statements of Operations.

Note 15: Income Taxes

	Three Months Ended September 30,
	2008		2007
		Tax Rate		Tax Rate
	Amount	%	Amount	%

Income tax (expense) benefit	$(461)	37%	$361	36%

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended September 30, 2008, we did not recognize an additional liability for uncertain tax positions. The total liability for uncertain tax liabilities was $1,872 at September 30, 2008 and June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during October 1, 2008 through September 30, 2009.

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

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. This contemplated merger would combine jointly two photonics-based technology leaders, possessing complementary technologies and strong brand names—ESI is a leading provider of world-class photonic microengineering solutions, while Zygo is a leader in the field of high-precision metrology solutions and optical systems. Among other things, this combination creates new growth opportunities, increases the scale of the combined companies, and mitigates business cyclicality through market segment diversification. Under the terms of the merger agreement, ZYGO shareholders will receive 1.0233 shares of ESI stock for each share of ZYGO stock in a transaction designed to be tax-free to ZYGO shareholders. Upon closing, ESI will issue approximately 18.1 million shares on a diluted basis to complete the transaction resulting in the then Zygo shareholders owning 40% of the combined company.

We have $21.9 million in our marketable securities portfolio as of September 30, 2008, of which $2.7 million is classified as long-term. The credit losses taken by major financial institutions and the reduction in the federal funds rate may have an effect on the valuation of the portfolio and our future interest income. We monitor the valuation of the individual securities in our portfolio and, if any security is deemed to have an other-than-temporary impairment, we will take a charge for the impairment amount. Our portfolio contains one auction rate security for principal of $0.6 million for which we have recorded an impairment charge of $0.4 million, of which $0.1 million was in this quarter. We recorded no other impairment charges on our portfolio. On securities classified as available-for-sale, which consists of a mutual fund tied to our deferred compensation plan, we recorded a mark-to market charge of $0.2 million in the current quarter.

Orders for the three months ended September 30, 2008 were $28.8 million, as compared with $36.5 million for the comparable prior year period. Orders from the company’s Metrology Solutions segment accounted for 79% of the orders received, with the Optical Systems segment contributing the remaining 21%. The $7.7 million decline in orders from the prior quarter occurred primarily in the Optical Systems segment which experienced a push out of orders from one of its ophthalmology customers, which we understand was primarily related to the effect of the current economy on elective eye surgery. Within the Metrology Solutions segment, the semiconductor equipment orders decreased year over year as capital spending in this market continues to deteriorate. We expect this decline in capital spending to adversely affect our sales and orders for at least the next several quarters.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended by Form 10-K/A, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

As discussed below and in Note 4 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") (with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for our fiscal year beginning July 1, 2008. The adoption of the provisions of SFAS 157 did not have a material effect on us.

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2009		Fiscal 2008
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended September 30
Metrology Solutions	$27.7	72%	$19.9	63%
Optical Systems	10.7	28%	11.8	37%
Total	$38.4	100%	$31.7	100%

Overall, net sales for the three months ended September 30, 2008 increased 21% as compared with the prior year period, reflecting increases in the Metrology Solutions segment sales of 39%, partially offset by a decrease in Optical Systems segment sales of 9%. The increase in Metrology Solutions segment sales was primarily due to volume increases in display solutions of $3.6 million, vision systems of $1.9 million, instruments of $1.3 million, and semiconductor products of $1.1 million. The vision systems business was acquired in the third quarter of fiscal 2008. The decrease in the Optical Systems segment was primarily due to decreases in contract manufacturing sales related to medical equipment. Total sales to Canon represented 19% of total sales in the three months ended September 30, 2008, as compared with 18% in the comparable prior year period. Despite an increase in lithography sales from Canon for the t hree months ended September 30, 2008 to $4.2 million from $3.1 million in the comparable prior year period, we expect future Canon lithography sales to decline over the remainder of the year.

Sales in U.S. dollars for the three months ended September 30, 2008 were approximately 77% of total net sales, with the remaining 23% being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the sales of our products in these markets and our Condensed Consolidated Financial Position and Results of Operations.

Gross Profit by Segment
	Fiscal 2009		Fiscal 2008
		Gross		Gross
(Dollars in millions)	Amount	Profit %	Amount	Profit %
Quarter ended September 30
Metrology Solutions	$13.6	49%	$8.2	41%
Optical Systems	3.2	30%	2.9	24%
Total	$16.8	44%	$11.1	35%

Gross profit as a percentage of net sales for the three months ended September 30, 2008 was 44% which represents an increase of nine percentage points as compared with the prior year period. Within the Metrology Solutions segment, the increase in gross profit as a percentage of net sales for the three months of fiscal 2009 as compared with fiscal 2008 is due to a combination of product mix and cost containment measures. Higher margin products, including display and vision systems, represented a larger percentage of our Metrology sales. Actions taken in fiscal 2008 to right-size the factory for current production levels also increased our gross profit percentage by four percentage points in the Metrology division. Within the Optical Systems segment, the increase in gross profit as a percentage of net sales for the three months ended September 30, 2008 as compared with the same period in the prior year primarily due to product mix of higher margin shipments. The first quar ter of fiscal 2008 also included the initial production run of the helmet mounted display units that resulted in zero margin due to cost over-runs on the initial units.

Selling, General, and Administrative Expenses ("SG&A")

	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$9.6	25%	$7.4	23%

SG&A expenses increased in the three months ended September 30, 2008 by $2.2 million from the comparable prior year period, primarily due to the inclusion of $1.1 million of vision systems expenses in the current quarter. We acquired the assets of the vision systems unit in February 2008 so there were no comparable expenses in the prior year. Excluding vision systems expenses, administration expenses increased $0.6 million and selling expenses increased $0.4 million. The increase in administration expenses is primarily due to costs associated with the contemplated merger with ESI of $0.4. The increase in selling expenses is primarily related to commissions of $0.3 million and employee costs of $0.1 million.

Research, Development, and Engineering Expenses ("RD&E")

	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$5.6	15%	$5.6	18%

RD&E for the three months ended September 30, 2008 remained relatively stable between periods. The inclusion of vision systems increased our RD&E costs by $0.8 million. This increase was offset by a reduction in RD&E in our lithography group of a similar amount. The reduction in lithography RD&E is related to the slowdown in capital spending in the semiconductor market. RD&E spending in the three months ended September 30, 2008 was concentrated on our semiconductor initiatives and core instruments products.

Provision for Doubtful Accounts and Notes

	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$0.4	0.0%	$-	0.0%

Provision for doubtful accounts and notes for the three months ended September 30, 2008 increased by $0.4 million as compared with the prior year period, primarily due to the aforementioned change in the purchase allocation relating to the Solvision asset acquisition in February 2008.

Other Income (Expense)

	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended September 30	$-	-	$1.0	3%

Other income for the three months ended September 30, 2008 decreased by $1.0 million from the comparable prior year period due in part to decreased interest income of $0.4 million, unrealized and realized losses of $0.3 million on foreign currency transactions, an unrealized loss of $0.2 million for a mark-to-market charge recorded on an investment related to the Company’s deferred compensation program, and a $0.1 million impairment charge on an auction rate security. The mark-to-market charge is offset by a reduction in SG&A for the same amount.

Income Tax Benefit (Expense)

	Fiscal 2009		Fiscal 2008
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%

Quarter ended September 30	$(0.5)	37%	$0.4	36%

The income tax rate for the three months ended September 30, 2008 remained relatively the same as the comparable prior year period.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $7.2 million (19% of net sales, respectively) for the three months ended September 30, 2008, respectively, as compared with $5.6 million (18% of net sales) for the comparable prior year period. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2008 and June 30, 2008, there were, in the aggregate, $2.1 million and $3.0 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses, common stock repurchases, and the adequacy of available bank lines of credit.

Recent distress in the financial markets, including extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others, has had an adverse impact on financial market activities. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial positions, results of operations, or liquidity during the first three months of fiscal 2009.

At September 30, 2008, cash and marketable securities were $52.2 million, an increase of $1.2 million from $51.0 million at June 30, 2008. Our marketable securities consist of corporate bonds ($21.2 million), mutual fund ($0.5 million), and an auction rate security ($0.2 million). The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income.

The composition of our marketable securities by industry sector is as follows: 44% Finance, 16% Utilities, 9% Retail, 5% Real Estate, 4% Healthcare, 2% Consumer Goods, and 20% Other. Although invested heavily in the finance sector, we intend to hold all the securities to maturity. We believe there are no impairments in our investments other than those already taken.

The cash equivalents balance in our money market account of $16.7 million as of September 30, 2008 is invested in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

Cash Flow from Operating Activities
	Three Months Ended September 30,
	2008	2007
Net cash flows provided by (used for) operating activities	$4.1	$(1.6)

Cash flow from operating activities for the first three months of fiscal 2009 increased by $5.7 million as compared with the prior year period. This was primarily due to a positive change in net income of $1.4 million and an increase in accounts payable, accrued expenses, and taxes payable of $6.5 million. These increases in cash flow from operating activities were offset in part by the negative change in inventory related cash flows of $3.3 million, as a result of increasing inventory levels in the three months ended September 30, 2008 as compared with essentially flat inventory levels in the comparable prior year period. To date, we have not experienced any significant adverse change in the payment cycles from our customers generally.

Cash Flow from Investing Activities
	Three Months Ended September 30,
	2008	2007
Net cash flows provided by investing activities	$0.4	$7.6

Cash flows provided by investing activities for the first three months of fiscal 2009 decreased by $7.2 million as compared with the prior year period. This change was primarily related to a net $6.9 million decrease in proceeds from the maturity of marketable securities.

Cash Flow from Financing Activities
	Three Months Ended September 30,
	2008	2007
Net cash flows provided by (used for) financing activities	$0.2	$(4.5)

Cash flows used for financing activities in the three months ended September 30, 2008 decreased by $4.7 million as compared with the prior year period. This decrease was primarily related to the repurchase of common stock during the three month period ended September 30, 2007 of $4.9 million.

There were no borrowings outstanding under our $3.0 million bank line of credit agreement during the first quarter of fiscal 2009. The line of credit agreement expires in November 2008 and we are currently evaluating the need to renew the agreement for another year. The agreement contains certain financial covenants which, among others, relate to debt service and consolidated debt ratios. We are currently in compliance with all covenants and believe we have no restriction to access the line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2008 except for the ongoing financial crisis which is impacting us through order pushouts by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, filed with the Securities and Exchange Commission (the “2008 Annual Report”).

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

PART II - Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2008 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

On October 16, 2008, we and Electro Scientific Industries, Inc. jointly announced the execution of a definitive agreement providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. This contemplated merger introduces risk factors such as the risk that expected synergies and cost savings from the merger may not be realized; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to integration of ZYGO and ESI; the risk that the closing of the merger between ESI and ZYGO may not occur; unexpected expenses associated with the proposed merger with ESI; and customer and/or employee losses as a result of the proposed merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

				Total number of	Approximate dollar
				shares purchased as	value of shares that
				part of publicly	may yet be purchased
	Total number of		Average price	announced	under the plans or
Period	shares purchased		paid per share	plans or programs (1)	programs (in millions)

July 1, 2008 - July 31, 2008	118	(2)	$10.81	-	$5.0
August 1, 2008 - August 31, 2008	12,274	(2)	$9.59	-	$5.0
September 1, 2008 - September 30, 2008	443	(2)	$12.58	-	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2008, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(2)	Shares were repurchased from certain of our employees in satisfaction of withholding tax obligations arising from the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Chairman and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and
Treasurer

Date: November 10, 2008

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002