Form 10-Q
period 2008-12-31
ZYGO CORP
filed 2009-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

16,867,656 shares of Common Stock, $.10 Par Value, at February 4, 2008

(1) In connection with its previously disclosed acquisition of the assets of Solvision, Inc., the registrant was required to file stand-alone audited financial statements for Solvision, Inc. for each of its last two fiscal years, within 75 days of such acquisition (or by May 13, 2008). The registrant has filed such audited financial statements in an 8-K/A with the SEC on December 5, 2008.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial position, business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management for future operations (as well as these factors as they may apply to our customers, suppliers, and others with whom we have critical business relationships) are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; dependence on proprietary technology and key personnel; length of the sales cycle; environmental regulations; investment portfolio returns; variances with respect to a resolution of matters concerning the originally contemplated merger of ZYGO and Electro Scientific Industries Inc. (“ESI”); the risk that the closing of the merger between ESI and ZYGO may not occur; unexpected expenses associated w ith the proposed merger with ESI; and customer and/or employee losses as a result of the originally contemplated merger.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net sales	$33,450	$40,369	$71,842	$72,083
Cost of goods sold	21,194	23,723	42,775	44,385
Gross profit	12,256	16,646	29,067	27,698

Selling, general, and administrative expenses	12,384	7,823	21,968	15,249
Research, development, and engineering expenses	5,815	5,463	11,411	11,105
Provision for doubtful accounts and notes	617	1,561	999	1,560
Operating profit (loss)	(6,560)	1,799	(5,311)	(216)

Other income
Interest income	291	670	660	1,481
Miscellaneous income	702	274	324	476
Total other income	993	944	984	1,957
Earnings (loss) before income taxes and
minority interest	(5,567)	2,743	(4,327)	1,741

Income tax (expense) benefit	1,898	(988)	1,437	(627)
Minority interest	(372)	(576)	(648)	(879)
Net earnings (loss)	$(4,041)	$1,179	$(3,538)	$235

Basic - Earnings (loss) per share	$(0.24)	$0.07	$(0.21)	$0.01
Diluted - Earnings (loss) per share	$(0.24)	$0.07	$(0.21)	$0.01

Weighted average shares outstanding
Basic shares	16,834	17,493	16,805	17,843
Diluted shares	16,834	17,807	16,805	18,186

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$34,687	$26,421
Marketable securities	12,948	17,639
Receivables, net of allowance for doubtful accounts
of $442 and $349, respectively	26,708	31,036
Inventories	41,096	37,542
Prepaid expenses and other	2,125	2,230
Income tax receivable	836	241
Deferred income taxes	4,015	12,143
Total current assets	122,415	127,252

Marketable securities	453	6,963
Property, plant, and equipment, net	35,481	36,371
Deferred income taxes	19,478	8,904
Intangible assets, net	8,786	9,522
Other assets	995	996
Total assets	$187,608	$190,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,818	$7,955
Accrued progress payments	7,951	5,226
Accrued salaries and wages	2,900	4,156
Other accrued liabilities	5,449	5,032
Deferred income taxes	30	32
Total current liabilities	24,148	22,401

Long-term income tax payable	1,826	1,973
Other long-term liabilities	691	844
Minority interest	1,190	1,844
Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
18,960,965 shares issued (18,824,670 at June 30, 2008);
16,854,811 shares outstanding (16,732,399 at June 30, 2008)	1,895	1,882
Additional paid-in capital	154,609	152,663
Retained earnings	28,976	32,514
Accumulated other comprehensive income (loss):
Currency translation effects	(203)	1,277
	185,277	188,336
Less treasury stock, at cost, 2,106,154 shares (2,092,271 at June 30, 2008)	25,524	25,390
Total stockholders' equity	159,753	162,946
Total liabilities and stockholders' equity	$187,608	$190,008

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,
	2008	2007

Cash provided by operating activities:
Net earnings (loss)	$(3,538)	$235

Adjustments to reconcile net earnings (loss) to cash
provided by operating activities:
Depreciation and amortization	4,120	3,570
Deferred income taxes	(2,505)	(606)
Impairment of marketable securities	238	-
Compensation cost related to share-based payments arrangements	1,652	1,302
Excess tax benefits from share-based payment arrangements	(9)	(12)
Minority interest	648	879
Provision for doubtful accounts and notes receivable	999	1,556
Other, net	67	(333)
Changes in operating accounts:
Receivables	4,441	8,034
Inventories	(4,269)	3,014
Prepaid expenses and other current assets	(495)	(82)
Accounts payable, accrued expenses, and taxes payable	1,449	(6,067)
Net cash provided by operating activities	2,798	11,490
Cash provided by investing activities:
Additions to property, plant, and equipment	(3,021)	(3,982)
Issuance of note receivable	-	(1,500)
Purchase of marketable securities	(8,174)	(4,963)
Additions to intangibles and other assets	(314)	(416)
Proceeds from the maturity and sale of marketable securities	18,892	21,593
Net cash provided by investing activities	7,383	10,732
Cash used for financing activities:
Employee stock purchase	122	141
Repurchase of common stock	-	(16,235)
Dividend payment to minority interest	(1,301)	(751)
Exercise of employee stock options	185	280
Vesting of restricted stock and related tax benefits	(134)	(87)
Excess tax benefits from share-based payment arangements	9	12
Net cash used for financing activities	(1,119)	(16,640)
Effect of exchange rate changes on cash and cash equivalents	(796)	357
Net increase in cash and cash equivalents	8,266	5,939
Cash and cash equivalents, beginning of period	26,421	17,826
Cash and cash equivalents, end of period	$34,687	$23,765

Supplemental Cash Flow Information
Income tax payments amounted to $1,172 and $885 for the six months ended December 31, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America. ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consoli dated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at December 31, 2008, the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, including items incorporated by reference therein.

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. A copy of the merger agreement was filed with the Securities and Exchange Commission (“SEC”) on October 21, 2008 as an Exhibit to our Form 8-K and is publicly available. On January 20, 2009, ZYGO announced that we notified ESI of ZYGO's Board of Directors' withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. A reevaluation of the proposed merger with ESI by ZYGO's Board was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and the ZYGO Board's view of the disproportionate impact of these changes on the current and expected longer term performance and operations of ZYGO and ESI. ZYGO and ESI have had dialogue with respect to the ZYGO Board’s withdrawal of its recommendation, and to the initially contemplated transaction: and we are continuing to evaluate our options under the merger agreement and applicable law.

Revenue Recognition

ZYGO recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” ZYGO recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ZYGO’s price is fixed or determinable, and collectability is reasonably assured. ZYGO recognizes revenue on its standard products when title passes to the customer upon shipment. While ZYGO’s standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. Generally, software is a component of ZYGO’s standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenu e when they are shipped. ZYGO has standard rights of return which relate to defective products under warranty that ZYGO accounts for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.”

ZYGO does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, ZYGO recognizes revenue upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, ZYGO recognizes the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

Certain customer transactions include payment terms whereby ZYGO receives a partial payment of the total order amount prior to the related sale being recognized in its financial statements. These advance payments are included in accrued progress payments in the consolidated balance sheet. Generally, these progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. ZYGO may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in accrued progress payments until ZYGO’s applicable revenue recognition criteria have been met.

Note 2: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three and six months ended December 31, 2008, 2,325,660 and 1,988,810, respectively, (for the three and six months ended December 31, 2007, 1,198,831 and 1,138,292, respectively) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Basic weighted average shares
outstanding	16,834,363	17,492,889	16,804,757	17,843,145
Dilutive effect of stock options
and restricted shares	-	314,233	-	343,082
Diluted weighted average shares
outstanding	16,834,363	17,807,122	16,804,757	18,186,227

Note 3: Recent Accounting Pronouncements

On July 1, 2008 we adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the provisions of SFAS 157 is not expected to have a material effect on us. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (“FSP No. 157-1”) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (“FSP No. 157-2”). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value m easurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-1 and FSP No. 157-2 became effective for us upon adoption of SFAS No. 157. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. The Company has considered FSP No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact SFAS 161 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. The provisions of SFAS 160 are effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact SFAS 160 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R offers specific guidance on how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer, and goodwill acquired or any bargain purchase gains. The provisions of SFAS 141R are effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating the impact SFAS 141R may have on our consolidated financial statements.

Note 4. Fair Value Measurements

The Company adopted SFAS No. 157 and SFAS No. 159 effective July 1, 2008 and did not elect the fair value option for its financial instruments with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those initially measured at fair value in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair value measurements at December 31, 2008
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	31-Dec-08	(Level 1)	(Level 2)	(Level 3)
Trading securities	$352	$352	$-	$-
Available-for-sale securities	101	-	-	101
Foreign currency hedge	(322)	-	(322)	-
Total	$131	$352	$(322)	$101

When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The investment in Level 3 is an auction-rate security. For the period from July 1, 2008 to December 31, 2008, Level 3 assets were reduced from $270 to $101 as the result of an other than temporary impairment. There were no other activities in Level 3 fair value measurements during the period.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The remainder of our marketable securities at December 31, 2008 are accounted for as held-to-maturity investments and are recorded at amortized cost of $12,948.

Note 5: Acquisition

On February 28, 2008, we acquired certain assets of Solvision Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary, for $4,138 in cash (net of cash received). With this acquisition, we entered the market for in-line inspection of Flip Chip Substrates and Packaged Integrated Circuits. The Consolidated Financial Statements included the results of operations of Solvision from the date of acquisition. Solvision is included in the Metrology Solutions segment.

Previously, in October 2007, we loaned $1,500 to Solvision. In December 2007, based on Solvision’s financial difficulty at the time, we recorded a reserve against the full value of the note receivable of $1,500. Based on the preliminary valuation, $941 of the note receivable was recovered as of June 30, 2008 as part of additional purchase consideration. In the first quarter of fiscal 2009, the valuation was adjusted and resulted in a loss of $266 on the portion of the note receivable previously recovered. In the second quarter of fiscal 2009, the purchase price allocation was completed and based on the final valuation a further loss of $658 was taken against the portion of the note receivable previously recovered.

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2008 and 2007 of $630 and $567, respectively, with a related tax benefit of $227 and $204, respectively. Share-based compensation expense for the six months ended December 31, 2008 and 2007 was $1,652 and $1,302, respectively, with a related tax benefit of $595 and $469, respectively.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2009 and 2008 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended December 31, 2008 and 2007 were $4.43 and $5.05, respectively. During the three months ended December 31, 2008 and 2007, there were no stock option grants issued. The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Six Months Ended December 31,
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

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2008, there were no grants of restricted stock. During the three months ended December 31, 2007, an aggregate of 43,000 shares of restricted stock and restricted stock units were issued at a weighted grant price of $11.24. During the six months ended December 31, 2008 and 2007, there were an aggregate of 156,700 and 201,550 shares of restricted stock units issued at a weighted grant price $10.68 and $12.12, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate o f 50% after three years and 50% after four years.

Note 7: Comprehensive Loss

Total comprehensive income (loss) was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net earnings (loss)	$(4,041)	$1,179	$(3,538)	$235
Unrealized gain on marketable
securities, net of tax	-	-	39	-
Foreign currency translation effect	(217)	112	(1,519)	521
Comprehensive income (loss)	$(4,258)	$1,291	$(5,018)	$756

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2008 and June 30, 2008, inventories were as follows:

	December 31,	June 30,
	2008	2008
Raw materials and manufactured parts	$18,961	$17,049
Work in process	16,461	14,763
Finished goods	5,674	5,730
	$41,096	$37,542

Note 9: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2008 and June 30, 2008, property, plant, and equipment were as follows:

	December 31,	June 30,	Estimated Useful Life
	2008	2008	(Years)
Land	$615	$615	-
Building and improvements	17,348	17,270	15-40
Machinery, equipment, and office furniture	61,348	62,940	3-8
Leasehold improvements	916	903	1-5
Construction in progress	2,688	2,050	-
	82,915	83,778
Accumulated depreciation	(47,434)	(47,407)
	$35,481	$36,371

Depreciation expense was $1,888 and $1,813 for the three months ended December 31, 2008 and 2007, respectively, and $3,731 and $3,487 for the six months ended December 31, 2008 and 2007, respectively.

Note 10: Intangible Assets

Intangible assets include patents and trademarks. The cost of intangible assets is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. Intangible assets, at cost, at December 31, 2008 and June 30, 2008 were as follows:

	December 31,	June 30,
	2008	2008
Patents and trademarks	$8,352	$8,106
Customer relationships and technology	2,657	3,311
	11,009	11,417
Accumulated amortization	(2,224)	(1,895)
Total	$8,785	$9,522

Intangible amortization expense was $190 and $85 for the three months ended December 31, 2008 and 2007, respectively, and $375 and $170 for the six months ended December 31, 2008 and 2007, respectively. This amortization expense related to certain intangible assets is included in Cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Six Months Ended December 31,
	2008	2007
Beginning Balance	$1,263	$1,552
Reductions for payments made	(601)	(784)
Changes in accruals related to pre-existing
warranties	281	(100)
Changes in accruals related to warranties
made in the current period	449	653
Ending Balance	$1,392	$1,321

Note 12: Segment Information

ZYGO’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and six months ended December 31, 2008 and 2007, segment sales and gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Metrology Solutions
Sales	$24,416	$29,229	$52,153	$49,154
Gross profit	$10,969	$14,041	$24,539	$22,223
Gross profit as a % of sales	45%	48%	47%	45%
Optical Systems
Sales	$9,034	$11,140	$19,689	$22,929
Gross profit	$1,287	$2,605	$4,528	$5,475
Gross profit as a % of sales	14%	23%	23%	24%

Total
Sales	$33,450	$40,369	$71,842	$72,083
Gross profit	$12,256	$16,646	$29,067	$27,698
Gross profit as a % of sales	37%	41%	40%	38%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Americas	$16,801	$17,724	$33,755	$33,262
Europe	4,400	7,085	8,682	11,202
Japan	8,031	10,669	17,689	20,561
Pacific Rim	4,218	4,891	11,716	7,058
Total	$33,450	$40,369	$71,842	$72,083

Note 13: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,914 and $12,121 (15% and 17% of net sales, respectively) for the three and six months ended December 31, 2008, respectively, as compared with $6,739 and $12,303 (each 17% of net sales) for the three and six months ended December 31, 2007. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2008 and June 30, 2008, there were, in the aggregate, $1,394 and $3,032 million, respectively, of trade accounts receivable from Canon.

Note 14: Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, therefore, are marked-to-market with changes in fair value recorded in the Condensed Consolidated Statement of Operations. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of December 31, 2008, we had seven currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $2,700. For the three months ended December 31, 2008 and 2007, we recognized net unrealized losses of $285 and net unrealized gains of $109, respectively, from foreign currency forward contracts. For the six months ended December 31, 2008 and 2007, we recognized net unrealized losses of $357 and $474, respectively, from foreign currency forward contracts. These unrealized losses and unrealized gains are substantially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiary. Any net gains and losses, after such offsets, are included in other income (expense) in the Condensed Consolidated Statements of Operations.

Note 15: Income Taxes

	Three Months ended December 31,				Six Months ended December 31,
	2008		2007		2008		2007

		Tax		Tax		Tax		Tax
	Amount	Rate %	Amount	Rate %	Amount	Rate %	Amount	Rate %

Income tax (expense) benefit	$ 1,898	34%	$ (988)	36%	$ 1,437	33%	$ (627)	36%

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordin gly. For the quarter ended December 31, 2008, we did not recognize an additional liability for uncertain tax positions. The total liability for uncertain tax liabilities was $1,872 at December 31, 2008 and June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during the next twelve months.

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

Note 16: Commitments and Contingencies

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. During the three months ended December 31, 2008, we recorded a reserve for $1.1 million for possible royalty claims. In the opinion of management, any excess settlement of the royalty claims is not expected to have an adverse effect on our financial condition, results of operation or liquidity.

Note 17: Subsequent Event

On October 16, 2008, we and ESI jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. On January 20, 2009, ZYGO announced that it notified ESI of ZYGO's Board of Directors' withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. A reevaluation of the proposed merger with ESI by ZYGO's Board was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and the ZYGO Board's view of the disproportionate impact of these changes on the current and expected longer term performance and operations of ZYGO and ESI. ZYGO and ESI have had dialogue with respect to the ZYGO Board’s withdrawal of its recommendation, and to the initially contemplated transaction; and we are continuing to evaluate our options under the merger agreement and applicable law.

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

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. A copy of the merger agreement was filed with the Securities and Exchange Commission on October 21, 2008 as an Exhibit to our Form 8-K and is publicly available. On January 20, 2009, ZYGO announced that it notified ESI of ZYGO's Board of Directors' withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. A reevaluation of the proposed merger with ESI by ZYGO's Board was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and the ZYGO Board's view of the disproportionate impact of these changes on the current and expected longer term performance and operations of ZYGO and ESI. ZYGO and ESI have had dialogue with respect to the ZYGO Board’s withdrawal of its recommendation, and to the initially contemplated transaction; and we are continuing to evaluate our options under the merger agreement and applicable law.

Orders for the three months ended December 31, 2008 were $22.3 million, as compared with $42.9 million for the comparable prior year period. Orders from the company’s Metrology Solutions segment accounted for 77% of the orders received, with the Optical Systems segment contributing the remaining 23%. The $20.6 million decline in orders from the same period of the prior year occurred primarily in the Metrology segment, which experienced reduced orders for lithography products of $7.7 million, display systems of $6.4 million and instruments of $2.8 million. Within the Optics segment, orders were down $3.7 million primarily due to push out of orders from one of our ophthalmology customers.

Demand for certain of our products is impacted by various conditions affecting the semiconductor industry generally and the impact these conditions have on demand for semiconductor manufacturing equipment. The length and severity of the current downturn in the semiconductor industry is difficult to predict. Based on recent communications with our semiconductor customers and revised external market forecasts, we believe that there will be continued pressure on demand for various of our products at least through the end of fiscal 2009.

In response to the decline in orders, we have taken or will take various actions, including reductions in work force, pay reductions and unpaid furloughs for employees, to mitigate the effects of the downturn in the global economy. These actions are expected to save us approximately $9.0 million on an annualized basis. There may be further restructuring actions and related charges during the fiscal year.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of whic h form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended by Form 10-K/A, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

As discussed below and in Note 4 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") (with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for our fiscal year beginning July 1, 2008. The adoption of the provisions of SFAS 157 did not have a material effect on us.

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2009		Fiscal 2008
		Net Sales		Net Sales
(Dollars in millions)	Amount	%	Amount	%
Quarter ended December 31
Metrology Solutions	$24.4	73%	$29.2	72%
Optical Systems	9.1	27%	11.2	28%
Total	$33.5	100%	$40.4	100%

Six months ended December 31
Metrology Solutions	$52.1	73%	$49.2	68%
Optical Systems	19.7	27%	22.9	32%
Total	$71.8	100%	$72.1	100%

Overall, net sales for the three months ended December 31, 2008 decreased 17% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment sales of 16% and Optical Systems segment sales of 19%. The decrease in Metrology Solutions segment sales was primarily due to volume decreases in instruments of $4.0 million and in lithography sales of $2.1 million, partially offset by a $1.0 million increase in display systems. The decrease in instruments and lithography sales are due to a reduction in orders that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in orders from Canon accounted for the majority of the decrease in lithography sales. Total sales to Canon represented 15% of total sales in the three months ended December 31, 2008, as compared with 17% in the comparable prior year period. The decrease in the Optical Systems segment was primarily due to decreases in contract manufacturing of $1.4 million and of $0.5 million in precision optics. The decrease in contract manufacturing sales can be attributed to two significant projects in the second quarter of the prior year, for which there were no corresponding projects in the current year.

Net sales for the six months ended December 31, 2008 decreased marginally from the comparable prior year period, reflecting a decrease in the Optical Systems segment sales of 14%, partially offset by an increase in Metrology Solutions segment sales of 6%. The decrease in the Optics segment was due primarily to decreases in contract manufacturing of $2.2 million and volume decreases of $1.0 million in the laser fusion and precision optics areas. The decrease in contract manufacturing sales was primarily due to two significant projects in the second quarter of the prior year, for which there were no corresponding projects in the current year. The Metrology segment net sales increases were primarily due to increased volume in display systems of $4.5 million and vision systems of $2.1 million (vision systems was purchased during the third quarter of fiscal 2008), partially offset by volume decreases in instruments of $2.7 million and in lithography sales of $1.0 million.

Sales in U.S. dollars for the three and six months ended December 31, 2008 were approximately 76% of total net sales, with the remaining 24% being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the sales of our products in these markets and our Condensed Consolidated Financial Position and Results of Operations.

Gross Profit by Segment

	Fiscal 2009		Fiscal 2008
		Gross		Gross
(Dollars in millions)	Amount	Profit %	Amount	Profit %
Quarter ended December 31
Metrology Solutions	$11.0	45%	$14.0	48%
Optical Systems	1.3	14%	2.6	23%
Total	$12.3	37%	$16.6	41%
Six months ended December 31
Metrology Solutions	$24.6	47%	$22.2	45%
Optical Systems	4.5	23%	5.5	24%
Total	$29.1	41%	$27.7	38%

Gross profit as a percentage of net sales for the three months ended December 31, 2008 was 37%, which represents a decrease of four percentage points from the comparable prior year period. Within the Metrology segment, the decrease in gross profit as a percentage of net sales for the three months ended December 31, 2008 as compared with the prior year period is primarily due to inventory write-downs, inventory cancellation charges, and increased freight charges within the various product lines of the segment. Within the Optics segment, the decrease in gross profit as a percentage of net sales for the three months ended December 31, 2008 as compared with the prior year period is primarily due to unabsorbed costs due to lower net sales.

Gross profit as a percentage of net sales for the six months ended December 31, 2008 was 41%, which represents an increase of three percentage points from the comparable prior year period. Within the Metrology segment, the increase in gross profit as a percentage of net sales for the six months ended December 31, 2008 as compared with the prior year period is primarily due to a change in product mix. Display systems had higher sales and margins than in the previous year’s comparable period and accounted for a one percentage point increase in the Metrology segment increase in gross profit as a percentage of sales. Vision systems products, which were not part of our operations in the prior year, also contributed to the increase. Within the Optics segment, the decrease in gross profit of one percentage point as a percentage of net sales for the six months ended December 31, 2008 as compared with fiscal 2007 is primarily due to unabsorbed costs due to lower net sal es.

Selling, General, and Administrative Expenses ("SG&A")

	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$12.5	37%	$7.8	19%
Six months ended December 31	$22.0	31%	$15.2	21%

SG&A expenses increased in the three months ended December 31, 2008 by $4.7 million from the comparable prior year period, primarily due to $2.1 million in merger related costs, $1.1 million in reserves for possible royalty claims, an increase in selling expenses related to developing new business opportunities of $0.5 million, and the inclusion of $0.8 million of vision systems expenses in the current quarter. There were no vision systems expenses in the comparable quarter of fiscal 2008, as we acquired the assets of the vision systems unit in February 2008. SG&A expenses also increased slightly due to increases in contract manufacturing proposal work of $0.1 million and travel of $0.1 million. SG&A expenses increased in the six months ended December 31, 2008 by $6.8 million from the comparable prior year period, primarily due to $2.5 million in merger costs, the inclusion of $2.0 million of vision systems expenses, $1.1 million in reserves for possible royalty claims, and increased selling expenses of $1.3 million most notably for the semiconductor product line.

Research, Development, and Engineering Expenses ("RD&E")
	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$5.8	17%	$5.4	13%
Six months ended December 31	$11.4	16%	$11.1	15%

RD&E for the three and six months ended December 31, 2008 remained relatively stable between periods. The inclusion of vision systems increased our RD&E costs by $1.5 million for the six months ended December 31, 2008. This increase was offset by a reduction in RD&E spending in our lithography group. The reduction in lithography RD&E is related to the slowdown in capital spending in the semiconductor market. RD&E spending in the three and six months ended December 31, 2008 was concentrated on our semiconductor initiative and core instruments products.

Provision for Doubtful Accounts and Notes
	Fiscal 2009		Fiscal 2008
(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$0.6	2%	$1.6	4%
Six months ended December 31	$1.0	1%	$1.6	2%

Provision for doubtful accounts and notes for the three and six months ended December 31, 2008 decreased by $1.0 million and $0.6 million, respectively, as compared with the prior year periods, primarily due to changes in the purchase allocation relating to the Solvision asset acquisition in February 2008 which affected the value of the $1.5 million note receivable from Solvision Inc. We originally had loaned $1.5 million to Solvision Inc. in October 2007.

Other Income (Expense)
	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$1.0	3%	$0.9	2%
Six months ended December 31	$1.0	1%	$2.0	3%

Other income for the three months ended December 31, 2008 increased by $0.1 million from the comparable prior year period despite a decrease in investment income of $0.4 million. The decrease in investment income was offset by other income related to a benefit from a guaranteed dividend payment of $0.3 million related to our minority interest partner in our European operations and $0.2 million related to the settlement of a vendor account. Other income for the six months ended December 31, 2008 decreased by $1.0 million from the comparable prior year period, primarily due to decreased investment income of $0.8 million and mark to market write-downs of $0.5 million on our investment in an auction rate security and a mutual fund related to our deferred compensation program, partially offset by the benefit from a guaranteed dividend payment of $0.3 million related to our German joint venture partner and $0.2 million related to the settlement of a vendor account.

Income Tax Benefit (Expense)
	Fiscal 2009		Fiscal 2008
		Tax Rate		Tax Rate
(Dollars in millions)	Amount	%	Amount	%

Quarter ended December 31	$1.9	34%	$(1.0)	36%
Six months ended December 31	$1.4	33%	$(0.6)	36%

The effective income tax rate for the three months ended December 31, 2008 was 34%, as compared with 36% in the comparable prior year period. The effective income tax rate for the six months ended December 31, 2008 was 33%, as compared with 36% in the comparable prior year period. The reduction in the effective income tax rate was primarily due to a change in the mix of income in the various tax jurisdictions.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc., (collectively referred to as “Canon”) amounted to $4.9 million and $12.1 million (15% and 17% of net sales, respectively) for the three and six months ended December 31, 2008, respectively, as compared with $6.7 million and $12.3 million (each 17% of net sales) for the three and six months ended December 31, 2007. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2008 and June 30, 2008, there were, in the aggregate, $1.4 million and $3.0 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses, expenses related to our initially contemplated merger with ESI, common stock repurchases, and the adequacy of available bank lines of credit.

Recent distress in the financial markets, including extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others, has had an adverse impact on financial market activities. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first six months of fiscal 2009, other than the indirect effect that the current uncertainty in global economic conditions resulting from the recent disruption in credit markets has had on customer demand for our products.

At December 31, 2008, cash and marketable securities were $48.1 million, a decrease of $2.9 million from $51.0 million at June 30, 2008. Our marketable securities consist of corporate bonds ($12.9 million), a mutual fund ($0.4 million), and an auction rate security ($0.1 million). The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income.

The composition of our marketable securities by industry sector is as follows: 59% Finance; 8% Utilities; 8% Real Estate; 8% Consumer Goods; 7% Healthcare; and 10% other. We hold a total of fourteen corporate bonds with the largest being $1.0 million. We have the ability and intent to hold all the securities to maturity, the last maturity of which is on December 1, 2009. We believe there are no impairments in our investments other than an impairment of $0.5 million on an auction rate security ($0.2 million for the six months ended December 31, 2008).

The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $25.8 million as of December 31, 2008. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

In our third quarter of fiscal 2009, a reduction in workforce resulted in severance payments totaling over $0.5 million. It is expected that reduction in workforce, as well as other actions including pay reductions and unpaid furloughs for employees, will save us approximately $9.0 million on an annualized basis. There may be further restructuring actions and related charges during the fiscal year. We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months, although the impact of continued market volatility cannot be predicted.

Cash Flow from Operating Activities
	Six Months Ended December 31,
	2008	2007
Net cash flows provided by operating activities	$2.8	$11.5

Cash flow from operating activities for the first six months of fiscal 2009 decreased by $8.7 million as compared with the prior year period. This was primarily due to a negative change in net income of $3.8 million, which included payments of merger related costs of $2.1 million, and the negative change in inventory related cash flows of $7.3 million, as a result of increasing inventory levels in the six months ended December 31, 2008 as compared with maintaining flat inventory levels in the comparable prior year period. The increasing levels of inventory in the current fiscal period related primarily to increases in display systems and semiconductor inventory related to systems in the customer acceptance phase. These decreases in cash flow from operating activities were offset in part by an increase in accounts payable, accrued expenses, and taxes payable of $7.5 million. While we have seen an increase in our days sales outstanding, to date we have not experienced any significant adverse effects on our cash flow from operating activities relating to customer accounts.

Cash Flow from Investing Activities
	Six Months Ended December 31,
	2008	2007
Net cash flows provided by investing activities	$7.4	$10.7

Cash flows provided by investing activities for the first six months of fiscal 2009 decreased by $3.3 million as compared with the prior year period. This change was primarily related to a net $2.7 million decrease in proceeds from the maturity of marketable securities.

Cash Flow from Financing Activities
	Six Months Ended December 31,
	2008	2007
Net cash flows used for financing activities	$(1.1)	$(16.6)

Cash flows used for financing activities in the six months ended December 31, 2008 decreased by $15.5 million as compared with the prior year period. The cash flows used for financing activities for the six months ended December 31, 2007 of $16.6 million was primarily related to the repurchase of common stock of $16.2 million. The cash flows used for financing activities for the six months ended December 31, 2008 was primarily related the dividend payment to the minority interest of $1.3 million.

We did not renew our $3.0 million line of credit that expired in the second quarter of fiscal 2009. There is no assurance that we would be able to secure financing if the need arose due to the lack of credit availability in the financial markets or our own financial position.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the six months ended December 31, 2008 except for the ongoing economic crisis which is impacting us through order pushouts by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, filed with the Securities and Exchange Commission (the “2008 Annual Report”).

Current uncertainty in global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact customer demand for our products, impact our ability to manage relationships with our customers, suppliers and creditors, or cause supplier or customer disruptions resulting from tighter credit markets, among other risks.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chie f Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2008 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

On October 16, 2008, we and ESI jointly announced the execution of a definitive agreement providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. On January 20, 2009, ZYGO announced that it notified ESI of ZYGO's Board of Directors' withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. A reevaluation of the proposed merger with ESI by ZYGO's Board was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and the ZYGO Board's view of the impact of these disproportionate changes on the current and expected performance and operations of ZYGO and ESI. This contemplated merger and subsequent withdrawal of support by the Board of ZYGO introduces additional risk factors, some of which relate to either the consummation of the merger or the disengagement from the merger agreement, such as the risk t hat, if the merger is consummated, the merger consideration to be paid to ZYGO stockholders is inadequate; that ESI will not perform to its expected and projected levels; of substantial customer loss; that ESI’s technology will not be competitive with alternate technologies; that expected synergies and cost savings from the merger may not be realized; that anticipated growth opportunities may be smaller than anticipated or may not be realized; of integration of ZYGO and ESI; of unexpected expenses associated with the proposed merger or termination with ESI; and of customer and/or employee losses as a result of the proposed merger.

There is no assurance that we would be able to secure financing if the need arose due to the lack of credit availability in the financial markets or our own financial position.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the second quarter of fiscal 2009 due to reduced customer demand and we expect this trend to continue for the next several fiscal quarters. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

				Total number of	Approximate dollar
				shares purchased as	value of shares that
				part of publicly	may yet be purchased
	Total number of		Average price	announced	under the plans or
Period	shares purchased		paid per share	plans or programs (1)	programs (in millions)

October 1, 2008 - October 31, 2008	111	(2)	$10.49	-	$5.0
November 1, 2008 - November 30, 2008	-		-	-	$5.0
December 1, 2008 - December 31, 2008	-		-	-	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the six months ended December 31, 2008, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: February 9, 2009

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