Form 10-Q
period 2009-03-31
ZYGO CORP
filed 2009-05-11
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to ______________________________________

Commission File Number	0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0864500

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455

(Address of principal executive offices)	(Zip Code)

(860) 347-8506

Registrant’s telephone number, including area code

N/A

(Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)                                                                                                                                                                ☐ YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                           ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

16,892,569 shares of Common Stock, $.10 Par Value, at May 1, 2009

(1) In connection with its previously disclosed acquisition of the assets of Solvision, Inc., the registrant was required to file stand-alone audited financial statements for Solvision, Inc. for each of its last two fiscal years, within 75 days of such acquisition (or by May 13, 2008). The registrant has filed such audited financial statements in an 8-K/A with the SEC on December 5, 2008.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial performance, condition and operations, and the business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; dependence on proprietary technology and key personnel; length of the sales cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; and the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Net sales	$20,031	$38,456	$91,873	$110,539
Cost of goods sold	16,875	22,907	59,650	67,292

Gross profit	3,156	15,549	32,223	43,247

Selling, general, and administrative expenses	15,959	9,328	37,927	24,577
Research, development, and engineering expenses	7,008	6,248	18,419	17,353
Provision for doubtful accounts and notes	15	(37)	1,014	1,523

Operating profit (loss)	(19,826)	10	(25,137)	(206)

Other income (expense)
Interest income	140	517	800	1,998
Miscellaneous income (expense)	(220)	(394)	104	82

Total other income (expense)	(80)	123	904	2,080

Earnings (loss) before income taxes and minority interest	(19,906)	133	(24,233)	1,874

Income tax (expense) benefit	4,908	(15)	6,345	(642)
Minority interest	(103)	(167)	(751)	(1,046)

Net earnings (loss)	$(15,101)	$(49)	$(18,639)	$186

Basic - Earnings (loss) per share	$(0.90)	$(0.00)	$(1.11)	$0.01

Diluted - Earnings (loss) per share	$(0.90)	$(0.00)	$(1.11)	$0.01

Weighted average shares outstanding

Basic shares	16,872	16,751	16,826	17,482

Diluted shares	16,872	16,751	16,826	17,819

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	March 31, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$35,726	$26,421
Marketable securities	6,975	17,639
Receivables, net of allowance for doubtful accounts of $454 and $349, respectively	20,278	31,036
Inventories	38,490	37,542
Prepaid expenses and other	1,760	2,230
Income tax receivable	836	241
Deferred income taxes	5,273	12,143

Total current assets	109,338	127,252

Marketable securities	365	6,963
Property, plant, and equipment, net	34,724	36,371
Deferred income taxes	23,547	8,904
Intangible assets, net	7,326	9,522
Other assets	1,013	996

Total assets	$176,313	$190,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,119	$7,955
Accrued progress payments	7,616	5,226
Accrued salaries and wages	3,228	4,156
Other accrued liabilities	10,553	5,032
Deferred income taxes	226	32

Total current liabilities	27,742	22,401

Long-term income tax payable	1,826	1,973
Other long-term liabilities	920	844
Minority interest	1,294	1,844
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 18,991,713 shares issued (18,824,670 at June 30, 2008); 16,879,630 shares outstanding (16,732,399 at June 30, 2008)	1,899	1,882
Additional paid-in capital	155,362	152,663
Retained earnings	13,875	32,514
Accumulated other comprehensive income (loss):
Currency translation effects	(1,053)	1,277

	170,083	188,336
Less treasury stock, at cost, 2,112,083 shares (2,092,271 at June 30, 2008	25,552	25,390

Total stockholders’ equity	144,531	162,946

Total liabilities and stockholders’ equity	$176,313	$190,008

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended March 31,

	2009	2008

Cash provided by operating activities:
Net earnings (loss)	$(18,639)	$186

Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	6,157	5,378
Deferred income taxes	(7,807)	(669)
Impairment of marketable securities	309	291
Loss on disposal and impairment of intangible assets	2,361	—
Compensation cost related to share-based payments arrangements	2,324	1,989
Excess tax benefits from share-based payment arrangements	(9)	(40)
Minority interest	751	1,267
Provision for doubtful accounts and notes receivable	1,016	1,519
Other, net	(390)	(916)
Changes in operating accounts:
Receivables	10,351	5,907
Inventories	(1,717)	4,582
Prepaid expenses and other current assets	(129)	(117)
Accounts payable, accrued expenses, and taxes payable	5,212	(9,436)

Net cash provided (used for) by operating activities	(210)	9,941

Cash provided by investing activities:
Additions to property, plant, and equipment	(4,251)	(5,683)
Issuance of note receivable	—	(1,500)
Investments and acqusitions, excluding cash acquired	—	(4,138)
Purchase of marketable securities	(8,174)	(4,963)
Additions to intangibles and other assets	(840)	(622)
Proceeds from the maturity and sale of marketable securities	24,862	30,938

Net cash provided by investing activities	11,597	14,032

Cash used for financing activities:
Employee stock purchase	207	267
Repurchase of common stock	—	(20,049)
Dividend payment to minority interest	(1,301)	(751)
Exercise of employee stock options	185	487
Vesting of restricted stock and related tax benefits	(162)	(88)
Excess tax benefits from share-based payment arangements	9	40

Net cash used for financing activities	(1,062)	(20,094)

Effect of exchange rate changes on cash and cash equivalents	(1,020)	754

Net increase in cash and cash equivalents	9,305	4,633
Cash and cash equivalents, beginning of period	26,421	17,826

Cash and cash equivalents, end of period	$35,726	$22,459

Supplemental Cash Flow Information

Net income tax payments amounted to $1,150 and $2,101 for the nine months ended March 31, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Principles of Consolidation and Presentation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America. ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at March 31, 2009, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, including items incorporated by reference therein.

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

Note 2: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” For the three and nine months ended March 31, 2009, 2,486,612 and 2,403,324, respectively, (for the three and nine months ended March 31, 2008, 2,713,509 and 1,153,480, respectively) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Basic weighted average shares outstanding	16,872,396	16,751,243	16,826,303	17,481,825
Dilutive effect of stock options and restricted shares	—	—	—	337,385

Diluted weighted average shares outstanding	16,872,396	16,751,243	16,826,303	17,819,210

Note 3: Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the fourth quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the fourth quarter of fiscal year 2009. Upon implementation at the beginning of the fourth quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the fourth quarter of fiscal year 2009.

On July 1, 2008 we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the provisions of SFAS 157 is not expected to have a material effect on us. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (“FSP No. 157-1”) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (“FSP No. 157-2”). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-1 and FSP No. 157-2 became effective for us upon adoption of SFAS No. 157. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. The Company has considered FSP No. 157-3 in its determination of estimated fair values as of March 31, 2009, and the impact was not material.

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in the third quarter of fiscal 2009. The adoption of SFAS 161 did not have a material effect on our consolidated financial statements.

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair value measurements at March 31, 2009

	Total carrying value at 31-Mar-09	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$365	$365	$—	$—
Available-for-sale securities	—	—	—	—
Foreign currency hedge	43	—	43	—

Total	$408	$365	$43	$—

When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. For the period from July 1, 2008 to March 31, 2009, the Level 3 asset, an auction rate security, was reduced from $270 to $0 as the result of an other than temporary impairment. There were no other activities in Level 3 fair value measurements during the period.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The remainder of our marketable securities at March 31, 2009 are accounted for as held-to-maturity investments and are recorded at amortized cost of $6,975.

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

Previously, in October 2007, we loaned $1,500 to Solvision. In December 2007, based on Solvision’s financial difficulty at the time, we recorded a reserve against the full value of the note receivable of $1,500. Based on the preliminary valuation, $941 of the note receivable was recovered as of June 30, 2008 as part of additional purchase consideration. In the first quarter of fiscal 2009, the valuation was adjusted and resulted in a loss of $266 on the portion of the note receivable previously recovered. In the second quarter of fiscal 2009, the purchase price allocation was completed and based on the final valuation a further loss of $658 was taken against the portion of the note receivable previously recovered. In the third quarter of fiscal 2009, net intangible assets of $2,149 related to the Solvision acquisition were written off as they were determined to be impaired.

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2009 and 2008 of $672 and $687, respectively, with a related tax benefit of $242 and $247, respectively. Share-based compensation expense for the nine months ended March 31, 2009 and 2008 was $2,324 and $1,989, respectively, with a related tax benefit of $836 and $716, respectively.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2009 and 2008 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2008 were $4.64. During the three months ended March 31, 2009, there were no stock option grants. The weighted-average fair value of stock option grants for the nine months ended March 31, 2009 and 2008 was $4.43 and $4.99, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Term	—	4.0 Years	4.6 Years	4.0 Years
Volatility	—	45.7%	45.5%	45.7%
Dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	2.5%	2.9%	2.5%-4.2%
Forfeiture rate	—	11.0%	9.5%	11.0%

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

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended March 31, 2009, there were no grants of restricted stock. During the three months ended March 31, 2008, an aggregate of 116,000 shares of restricted stock units were issued at a weighted average grant price of $11.10. During the nine months ended March 31, 2009 and 2008, there were an aggregate of 156,700 and 317,550 shares of restricted stock units issued at a weighted average grant price $10.68 and $11.74, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 7: Comprehensive Loss

Total comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Net earnings (loss)	$(15,101)	$(49)	$(18,639)	$186
Unrealized gain on marketable securities, net of tax	—	—	39	—
Foreign currency translation effect	(850)	722	(2,369)	1,243

Comprehensive income (loss)	$(15,951)	$673	$(20,969)	$1,429

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2009 and June 30, 2008, inventories were as follows:

	March 31, 2009	June 30, 2008

Raw materials and manufactured parts	$19,071	$17,049
Work in process	15,357	14,763
Finished goods	4,062	5,730

	$38,490	$37,542

Note 9: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2009 and June 30, 2008, property, plant, and equipment were as follows:

	March 31, 2009	June 30, 2008	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,381	17,270	15-40
Machinery, equipment, and office furniture	62,652	62,940	3-8
Leasehold improvements	910	903	1-5
Construction in progress	1,945	2,050	—

	83,503	83,778
Accumulated depreciation	(48,779)	(47,407)

	$34,724	$36,371

Depreciation expense was $1,835 and $1,668 for the three months ended March 31, 2009 and 2008, respectively, and $5,566 and $5,154 for the nine months ended March 31, 2009 and 2008, respectively.

Note 10: Intangible Assets

Intangible assets include patents, trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents, trademarks, customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. We entered into a non-compete agreement with a former officer and current director of the company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of March 31, 2009, current liabilities include $205 and long-term liabilities include $313 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at March 31, 2009 and June 30, 2008 were as follows:

	March 31, 2009	June 30, 2008

Patents and trademarks	$8,481	$8,106
Customer relationships and technology	—	3,311
Covenant not-to-compete	851	—

	9,332	11,417
Accumulated amortization	(2,006)	(1,895)

Total	$7,326	$9,522

Intangible amortization expense was $199 and $166 for the three months ended March 31, 2009 and 2008, respectively, and $574 and $335 for the nine months ended March 31, 2009 and 2008, respectively. This amortization expense related to certain intangible assets is included in Cost of goods sold in the Condensed Consolidated Statements of Operations. During the quarter ended March 31, 2009, $2,149 of customer relationships and technology intangible assets related to the Solvision asset acquisition were written off. The write-off of customer and technology related intangible assets is due to the downturn in orders to such an extent that the inherent value of the intangible asset is no longer realizable.

Intangible amortization is expected to be approximately $738, $659, $577, $492, and $420 annually in fiscal 2010-2014, respectively.

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

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Nine Months Ended March 31,

	2009	2008

Beginning balance	$1,263	$1,552
Reductions for payments made	(749)	(1,268)
Changes in accruals related to pre-existing warranties	(122)	(158)
Changes in accruals related to warranties made in the current period	892	1,091

Ending balance	$1,284	$1,217

Note 12: Segment Information

ZYGO’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and nine months ended March 31, 2009 and 2008, segment sales and gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Metrology Solutions
Sales	$13,933	$24,337	$66,086	$73,491
Gross profit	$2,493	$11,285	$27,034	$33,508
Gross profit as a % of sales	18%	46%	41%	46%
Optical Systems
Sales	$6,098	$14,119	$25,787	$37,048
Gross profit	$663	$4,264	$5,189	$9,739
Gross profit as a % of sales	11%	30%	20%	26%

Total
Sales	$20,031	$38,456	$91,873	$110,539
Gross profit	$3,156	$15,549	$32,223	$43,247
Gross profit as a % of sales	16%	40%	35%	39%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Americas	$10,276	$20,083	$44,030	$53,345
Europe	2,526	4,129	11,209	15,331
Japan	4,164	10,529	21,853	31,090
Pacific Rim	3,065	3,715	14,781	10,773

Total	$20,031	$38,456	$91,873	$110,539

Note 13: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2,991 and $15,112 (15% and 16% of net sales, respectively) for the three and nine months ended March 31, 2009, respectively, as compared with $8,302 and $20,605 (22% and 19% of net sales, respectively) for the three and nine months ended March 31, 2008. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2009 and June 30, 2008, there were, in the aggregate, $166 and $3,032, respectively, of trade accounts receivable from Canon.

Note 14: Derivatives and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS 161 during the quarter ended March 31, 2009.

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

As of March 31, 2009, we had five currency contracts outstanding involving our Japanese operations with notional amounts aggregating $2,100. These foreign currency hedges are not considered designated hedging instruments. For the three months ended March 31, 2009 and 2008, we recognized net unrealized gains of $365 and net unrealized losses of $381, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2009 and 2008, we recognized net unrealized gains of $8 and net unrealized losses of $855, respectively, from foreign currency forward contracts. These unrealized losses and unrealized gains are substantially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiary and are recorded in Miscellaneous income (expense) on our Condensed Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2009:

Derivitives not designated as hedging instruments	Balance Sheet Location

Foreign exchange contracts	Prepaid expenses and other	$43

Note 15: Income Taxes

	Three Months ended March 31,				Nine Months ended March 31,

	2009		2008		2009		2008

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax (expense) benefit	$4,908	25%	$(15)	11%	$6,345	26%	$(642)	34%

We recorded a valuation allowance of $1,634 for the three and nine months ended March 31, 2009 for net operating loss carryforwards and research and development credits in Canada and Singapore based on our assessment of the likelihood that we would not be able to realize the tax benefits in the foreseeable future.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended March 31, 2009, we did not recognize an additional liability for uncertain tax positions. The total liability for uncertain tax liabilities was $1,872 at March 31, 2009 and June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits during the next twelve months.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 1997. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2000 and June 30, 2003, respectively. We are currently under a federal income tax audit.

Note 16: Commitments and Contingencies

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. During the nine months ended March 31, 2009, we recorded a reserve of $1.4 million for potential royalty claims. In the opinion of management, any excess settlement of the royalty claims above the amount recorded is not expected to have an adverse effect on our financial condition, results of operation, or liquidity.

We are aware of certain levels of contamination on our property which are below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Presently, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record an environmental reserve when it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether a claim has been asserted or unasserted.

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

On April 2, 2009, Electro Scientific Industries, Inc. (“ESI”) and ZYGO agreed to terminate their previously executed merger agreement. Pursuant to the terms of the settlement agreement, ZYGO agreed to pay ESI a break up fee of $5.4 million, and an additional $1.2 million in the event that on or before November 2, 2009, ZYGO’s Board of directors approves an alternate transaction proposal for the merger or sale of the company. A reevaluation of the proposed merger with ESI by ZYGO’s Board was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and led to the withdrawal by the ZYGO Board of its recommendation in favor of the merger agreement.

Orders for the three months ended in March 31, 2009 were $15.6 million, as compared with $39.1 million for the comparable prior year period. Orders for our company’s Metrology Solutions segment accounted for 44% of the orders received, with the Optical Systems segment accounting for 56% of orders. The $25.8 million decline in orders from the same period of the prior year occurred primarily in the Metrology Solutions segment, which experienced reduced orders for instruments of $9.9 million, display solutions of $8.3 million, lithography products of $7.7 million, and vision systems of $1.0 million, slightly offset by an increase in orders of $1.1 million in the semiconductor solutions business. Within the Optics segment, orders increased by $2.3 million, primarily due to an increase in orders of laser fusion optics of $2.7 million and contract manufacturing of $1.0 million, partially offset by a decline in orders in precision optics of $1.4 million. We also experienced a decrease of 48% in sales for the three months ended March 31, 2009 as compared with the prior year period, primarily as a result of the global economic downturn.

Demand for certain of our products is impacted by various conditions affecting all our markets. The downturn in the semiconductor market, in particular, affects all of our Metrology Solutions segment product lines in varying degrees. The length and severity of the current downturn in the semiconductor industry is difficult to predict. Based on recent communications with our semiconductor customers and revised external market forecasts, we believe that there will be continued pressure on demand for several of our products at least through the end of fiscal 2009.

In response to the decline in sales and orders, we have taken and continue to take various actions to mitigate the effects on our company of the downturn in the global economy, including reductions in work force, salary adjustments, unpaid furloughs, suspension of our matching 401-K program, and a reduction in director fees. These actions are expected to save us approximately $9.6 million on an annualized basis. We are also discussing partnership opportunities with established semiconductor equipment manufacturers to combine the strength of our core semiconductor technology with a partner’s strength in the system automation, sales, and service of high volume manufacturing equipment. Pending a successful conclusion of ongoing discussions with semiconductor equipment manufacturers, we could achieve another $4.0 - $5.0 million of annualized cost savings. There may be further restructuring actions and related charges.

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

As discussed below and in Note 4 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) (with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for our fiscal year beginning July 1, 2008. The adoption of the provisions of SFAS 157 did not have a material effect on us.

As discussed below and in Note 14 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) during the third quarter of fiscal 2009. SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The adoption of the provisions of SFAS 161 did not have a material effect on us.

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	Net Sales %	Amount	Net Sales %

Quarter ended March 31
Metrology Solutions	$13.9	70%	$24.4	63%
Optical Systems	6.1	30%	14.1	37%

Total	$20.0	100%	$38.5	100%

Nine months ended March 31
Metrology Solutions	$66.1	72%	$73.5	67%
Optical Systems	25.8	28%	37.0	33%

Total	$91.9	100%	$110.5	100%

Overall, net sales for the three months ended March 31, 2009 decreased 48% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment sales of 43% and in Optical Systems segment sales of 57%. The decrease in Metrology Solutions segment net sales was primarily due to volume decreases in lithography of $6.5 million, instruments of $1.6 million, display solutions of $1.6 million, and semiconductor solutions of $0.6 million. These volume decreases, in large measure, are due to a reduction in orders that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in orders from Canon accounted for the majority of the decrease in lithography sales. The decrease in the Optical Systems segment sales occurred across all operations but was the most pronounced in contract manufacturing and laser fusion, which had decreases of $4.6 million and $2.3 million, respectively. The decrease in contract manufacturing sales is primarily related to reductions in shipments for certain medical device equipment and a reduction in engineering projects.

Net sales for the nine months ended March 31, 2009 decreased 17% as compared with the prior year period, reflecting a decrease in the Metrology Solutions segment sales of 10% and a decrease in Optical Systems segment sales of 30%. The Metrology Solutions segment net sales decrease was primarily due to decreased volume in lithography of $7.5 million and in instruments of $4.3 million, partially offset by sales increases in display solutions of $2.9 million and vision systems of $2.0 million. Vision systems was acquired in February of 2008 resulting in only one month of vision systems sales being included in the third quarter of fiscal 2008.The decrease in the Optical Systems segment net sales was due primarily to decreases in contract manufacturing of $6.8 million and volume decreases of $4.4 million in the laser fusion and precision optics areas. The decrease in contract manufacturing sales was primarily due to a reduction in engineering projects and the volume loss on product manufacturing.

Sales in U.S. dollars for the three and nine months ended March 31, 2009 were approximately 80% and 77% of total net sales, respectively, with the remaining 20% and 23%, respectively, being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the sales of our products in these markets and our Condensed Consolidated Financial Position and Results of Operations.

Gross Profit by Segment

		Fiscal 2009		Fiscal 2008

(Dollars in millions)		Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended March 31
	Metrology Solutions	$2.5	18%	$11.3	46%
	Optical Systems	0.7	11%	4.2	30%

	Total	$3.2	16%	$15.5	40%

Nine months ended March 31
	Metrology Solutions	$27.0	41%	$33.5	46%
	Optical Systems	5.2	20%	9.7	26%

	Total	$32.2	35%	$43.2	39%

Gross profit as a percentage of net sales for the three months ended March 31, 2009 was 16%, which represents a decrease of twenty-four percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross profit as a percentage of net sales for the three months ended March 31, 2009 as compared with the prior year period is primarily due to inventory write-downs and unabsorbed costs due to lower net sales. Significant inventory write-downs totaled $3.3 million, or 17% of net sales, in the three months ended March 31, 2009, related primarily to inventory for semiconductor, display, and vision systems product lines. These inventory write-downs are due to inventory at levels above current forecasted demand for the foreseeable future. Within the Optical Systems segment, the decrease in gross profit as a percentage of net sales for the three months ended March 31, 2009 as compared with the prior year period is primarily due to unabsorbed costs due to lower net sales. We have taken actions to reduce costs in both segments in light of the decline in orders, including workforce reductions and unpaid furloughs.

Gross profit as a percentage of net sales for the nine months ended March 31, 2009 was 35%, which represents a decrease of four percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross profit as a percentage of net sales for the nine months ended March 31, 2009 as compared with the prior year period is primarily due to a change in product mix, inventory write-downs, and unabsorbed costs due to lower net sales. Within the Optical Systems segment, the decrease in gross profit as a percentage of net sales for the nine months ended March 31, 2009 as compared with fiscal 2008 is primarily due to unabsorbed costs due to lower net sales.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$16.0	80%	$9.3	24%
Nine months ended March 31	$37.9	41%	$24.6	22%

SG&A expenses increased in the three months ended March 31, 2009 by $6.7 million from the comparable prior year period, primarily due to the accrual of a $5.4 million merger termination fee and of $0.7 million in other related merger costs, $1.2 million in incremental vision systems expenses which only had one month of expenses in the third quarter of fiscal 2008, and $0.9 in intangible assets write-offs related to vision systems. SG&A expenses increased in the nine months ended March 31, 2009 by $13.3 million from the comparable prior year period, primarily due to the accrual of a $5.4 million merger termination fee and of $2.9 million in other merger related costs, the inclusion of $2.2 million of incremental vision systems expenses, $1.4 million in reserves for potential royalty claims, and $0.9 million in intangible asset write-offs related to vision systems. The write-off of customer related intangible assets is due to the downturn in orders to such an extent that the inherent value of the intangible asset is no longer realizable.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$7.0	35%	$6.2	16%
Nine months ended March 31	$18.4	20%	$17.4	16%

RD&E for the three and nine months ended March 31, 2009 increased 13% and 6%, respectively, as compared with the prior year periods. The increase in the RD&E expense for the three months ended March 31, 2009, as compared with the prior year period was primarily due to the write-down of technology-related intangible assets of $1.3 million and the inclusion of vision systems for the entire quarter of $0.4 million, partially offset by reductions in RD&E in other product lines totaling $0.9 million. The inclusion of incremental vision systems expenses increased our RD&E costs by $3.2 million, including an intangible write-down of $1.3 million, for the nine months ended March 31, 2009. This increase was partially offset by a reduction in RD&E spending in our lithography group. The reduction in lithography RD&E is related to the slowdown in capital spending in the semiconductor market. RD&E spending in the three and nine months ended March 31, 2009 was concentrated on our semiconductor initiative and core instruments products. The write-off of technology related intangible assets is due to the downturn in orders to such an extent that the inherent value of the intangible asset is no longer realizable.

Provision for Doubtful Accounts and Notes

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$—	0%	$—	0%
Nine months ended March 31	$1.0	1%	$1.5	1%

Provision for doubtful accounts and notes for the nine months ended March 31, 2009 decreased by $0.5 million, as compared with the prior year period, primarily due to changes in the purchase allocation relating to the Solvision asset acquisition in February 2008 which affected the value of the $1.5 million note receivable from Solvision. We originally had loaned $1.5 million to Solvision in October 2007.

Other Income (Expense)

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended March 31	$(0.1)	-1%	$0.1	0%
Nine months ended March 31	$0.9	1%	$2.1	2%

Other income (expense) for the three months ended March 31, 2009 decreased by $0.2 million as compared with the prior year period primarily due to a decrease in investment income. Investment income has declined due to the maturities of our investment portfolio. Other income for the nine months ended March 31, 2009 decreased by $1.2 million from the comparable prior year period, primarily due to decreased investment income of $1.2 million, and mark to market write-downs of $0.5 million on our investment in an auction rate security and a mutual fund related to our deferred compensation program, partially offset by the benefit from a guaranteed dividend payment of $0.3 million related to our German joint venture partner and $0.2 million related to the settlement of a vendor account.

Income Tax Benefit (Expense)

	Fiscal 2009		Fiscal 2008

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended March 31	$4.9	25%	$—	11%
Nine months ended March 31	$6.3	26%	$(0.6)	34%

The effective income tax rate for the three months ended March 31, 2009 was 25% as compared with 11% in the comparable prior year period. The 25% effective tax rate in fiscal 2009 was a tax benefit and resulted from taxable losses in comparatively higher tax jurisdictions, reduced by valuation allowances of $1.6 million against various foreign deferred taxes. The 11% effective tax rate in fiscal 2008 was primarily due to higher earnings in comparatively lower tax jurisdictions and the recognition of research and development tax credits with the filing of tax returns, partially offset by the loss of the deduction attributable to the extraterritorial income exclusion, which was repealed effective January 1, 2007. The effective income tax rate for the nine months ended March 31, 2009 was 26% as compared with 34% in the comparable prior year period. The reduction in the effective income tax rate was primarily due to valuation allowance of $1.6 million against various foreign deferred tax assets.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.0 million and $15.1 million (15% and 16% of net sales, respectively) for the three and nine months ended March 31, 2009, respectively, as compared with $8.3 million and $20.6 million (22% and 19% of net sales, respectively) for the three and nine months ended March 31, 2008. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2009 and June 30, 2008, there were, in the aggregate, $0.2 million and $4.1 million, respectively, of trade accounts receivable from Canon.

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

Recent distress in the financial markets, including extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others, has had an adverse impact on financial market activities. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first nine months of fiscal 2009, other than the indirect effect that the current uncertainty in global economic conditions resulting from the recent disruption in credit markets has had on customer demand for our products.

We currently have no debt or lines of credit. In the future, if the need for debt or credit lines arose there is no assurance that we would be able to secure such financing due to the lack of credit availability in the financial markets or our own financial position.

At March 31, 2009, cash and marketable securities were $43.1 million, a decrease of $7.9 million from $51.0 million at June 30, 2008. Our marketable securities consist of corporate bonds ($7.0 million) and a mutual fund ($0.4 million). The credit losses taken by major financial institutions and the reduction in the Federal Reserve rate may have an effect on the valuation of the portfolio and our future interest income.

The composition of our marketable securities by industry sector is as follows: 54% Finance; 14% Utilities; 13% Real Estate, and 19% Other. We hold a total of eight corporate bonds. The largest individual bond has a value at maturity of $1.0 million. We have the ability and intent to hold all the securities to maturity, the last maturity of which is on December 1, 2009. We believe there are no impairments in our investments other than an impairment of $0.6 million on an auction rate security for the nine months ended March 31, 2009. Such auction rate security is valued at $0 at March 31, 2009.

The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $19.0 million as of March 31, 2009. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

In our third quarter of fiscal 2009, a reduction in workforce resulted in severance payments totaling $0.9 million. It is expected that reductions in workforce, salary adjustments, unpaid furloughs, suspension of our matching 401-K program, and a reduction in director fees will save us approximately $9.6 million on an annualized basis. We are considering implementing further restructuring actions during the fiscal year. In addition, in our fourth quarter of fiscal 2009, we paid a merger termination fee of $5.4 million.

We have nearly $4.0 million of accounts receivable related to our display customers which are overdue. We have agreed to payment terms with several display customers and are in negotiations with other customers. Although we believe such amounts are collectible, our liquidity will be affected by the timing of the receipt of such payments. We have not experienced significant delays in payments from non-display customers, but given economic conditions, it is possible we will experience delays or non-payment issues which would affect our cash flow.

We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months, although the impact of continued market volatility cannot be predicted.

Cash Flow from Operating Activities

	Nine Months Ended March 31,

	2009	2008

Net cash flows provided by (used for) operating activities	$(0.2)	$9.9

Cash flow from operating activities for the first nine months of fiscal 2009 decreased by $10.1 million as compared with the prior year period. This was primarily due to a negative change in net income of $18.5 million, which included merger related costs of $8.3 million, the negative change in inventory related cash flows of $6.3 million, and an increase in receivables of $4.5 million. The change in inventory related cash flows is primarily a result of increasing inventory levels in the nine months ended March 31, 2009 in display systems and semiconductor inventory related to systems in the customer acceptance phase. These decreases in cash flow from operating activities were offset in part by an increase in accounts payable, accrued expenses, and taxes payable of $14.6 million.

Cash Flow from Investing Activities

	Nine Months Ended March 31,

	2009	2008

Net cash flows provided by investing activities	$11.6	$14.0

Cash flows provided by investing activities for the first nine months of fiscal 2009 decreased by $2.4 million as compared with the prior year period. This change was primarily related to a net $6.1 million decrease in proceeds from the maturity of marketable securities, partially offset by $5.6 in acquisition-related uses of cash flow (Solvision) during the same period in the prior year.

Cash Flow from Financing Activities

	Nine Months Ended March 31,

	2009	2008

Net cash flows used for financing activities	$(1.1)	$(20.1)

Cash flows used for financing activities in the nine months ended March 31, 2009 decreased by $19.0 million as compared with the prior year period. For the nine months ended March 31, 2008, we utilized $20.1 million to repurchase shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the nine months ended March 31, 2009 except for the ongoing economic crisis which is impacting us through decreased orders and order push-outs by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended June 30, 2008, filed with the Securities and Exchange Commission (the “2008 Annual Report”).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2008 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There is no assurance that we would be able to secure financing if the need arose due to the lack of credit availability in the financial markets or our own financial position.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third quarter of fiscal 2009 due to reduced customer demand and we expect this trend to continue for the next several fiscal quarters. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels, create unabsorbed costs due to lower net sales, and collect receivables and ultimately decrease our net revenues and profitability.

We are subject to environmental laws and regulations and may have liabilities arising from environmental matters.

We are subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with applicable regulations could subject us to future liabilities or the suspension of production. We are aware of certain levels of contamination on our property which are below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. We are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2009 - January 31, 2009	1,629	5.72	—	$5.0
February 1, 2009 - February 28, 2009	3,771	4.09	—	$5.0
March 1, 2009 - March 31, 2009	453	4.59	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the nine months ended March 31, 2009, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: May 11, 2009

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