Form 10-K
period 2009-06-30
ZYGO CORP
filed 2009-09-14
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
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
YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐    NO ☐

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
YES ☐    NO ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2008, as reported by the NASDAQ National Market, was $64,026,111. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

16,988,156 Shares of Common Stock, $.10 Par Value, at September 1, 2009

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” and “ZYGO” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management for future operations are forward-looking statements. These forward-looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. ZYGO undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“ZYGO,’’ “we,’’ “us,’’ “our,’’ or “Company’’) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers’ manufacturing yields, and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate within two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology segment”) manufactures products to improve quality, increase productivity, and decrease the overall cost of product development and manufacturing for high-technology companies. Our Optical Systems Division (also referred to herein as the “Optics segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across medical, defense, semiconductor, laser fusion research, biomedical, and other industrial markets.

Our Metrology Solutions Division serves the industrial and semiconductor markets by providing process control for surface shape, roughness and film thickness, which are critical to all of our markets, and through product offerings that measure surface and material characteristics such as roughness, figure, film thickness and transmitted wavefront of flat, spherical, and aspheric components. Our industrial market products serve the defense/aerospace, automotive, consumer electronics, and commercial optics markets, as well as various other miscellaneous markets other than semiconductor. Industrial market products include measurement-based process control systems for defense and aerospace customers, and measurement-based process control and yield-enhancement systems for automotive, consumer electronics, and commercial optical customers.

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

In June 2009, we agreed to a supply agreement with Nanometrics Incorporated (“Nanometrics”), whereby we will supply interferometer sensors to Nanometrics for incorporation into the UniFire™ line of products as well as Nanometrics’ family of automated metrology systems. This agreement enables us to accomplish our goal of accelerating the commercial deployment and market penetration of our core interferometer technology into the worldwide semiconductor industry without the investment associated with system integration, distribution, applications and support. In addition to the applications currently addressed by Nanometrics and ZYGO products, the business partnership allows for the joint development of additional technology solutions targeted at the semiconductor and related industries.

In February 2008, we acquired the assets of Solvision, Inc., a Canadian-based company, including its Singapore subsidiary, and entered the market for in-line inspection of flip chip substrates and integrated circuits (“IC”) packaging.

The worldwide economic recession has had a severe impact on our orders, sales, and net results. As a result of the economic downturn, among other things, we have reevaluated our strategic initiatives and our overall business strategy and operations. We are focusing sales, marketing, and research and development efforts on our core metrology and optics technologies, including the potential for strategic alternatives, which could include partnerships, joint ventures, divestitures, or alliances.

Our solutions are primarily based on optical interferometric technology. We continue to be a world leader in optical interferometry with a patent portfolio of over 300 active patents, most of which are related to the broad field of interferometry and its practical application.

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

Our integrated system assembly operation for our Optical Systems Division located in Tucson, Arizona is a tier-one optical system assembly facility for high-precision, volume production. We assemble and integrate devices ranging from medical laser delivery systems to 3D dental imaging to opto-electronic surveillance devices. Our integrated system design and prototyping operation, located in Costa Mesa, California, designs and manufactures prototypes utilizing multi-axis alignment, optical contact assembly, custom tooling, single point diamond turning, and our proprietary metrology equipment such as those used to produce lithographic optical systems. We also operate a large format optical fabrication and coating center located in our Middlefield, Connecticut facility. Our vertically integrated approach encompasses CNC glass machining and lightweighting, rotational and double-sided polishing, magneto rheological finishing polishing, and thin film coating, supported by our proprietary metrology equipment. We are one of the world’s largest manufacturers of laser fusion optics and meter-class plano optics, including advanced materials such as sapphire.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at this address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Annual Report on Form 10-K.

MARKETS, PRODUCTS, AND CUSTOMERS

Our business is organized into two operating divisions – Metrology Solutions and Optical Systems. The Metrology segment consists of OEM, in-line, and research instrument products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are part of the industrial market.

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

Metrology Solutions Division

Semiconductor Market

We serve several areas of the semiconductor market, notably semiconductor manufacturers and capital equipment suppliers, as well as the flat panel display and advanced semiconductor and integrated circuit packaging manufacturers. We have a broad and growing range of products that serve these market areas.

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

Semiconductor Products

The transistor and associated integrated circuit have transformed the way people work, live and play, creating several multi-billion dollar industries that thrive through innovation, technology, and ultra-large scale integration of micro/nano circuitry. These industries provide components used in everyday appliances, including the more modern mobile phones and wireless internet devices. Due to the ubiquity of the integrated circuit, it is sometimes difficult to fathom the complexities involved in development and manufacturing. State-of-the-art microprocessors have in excess of a billion transistors comprised of components which have physical dimensions as small as 32 nm.

In June 2009, we agreed to a supply agreement with Nanometrics, whereby we will supply interferometer sensors to Nanometrics for incorporation into the UniFire™ line of products as well as Nanometrics’ family of automated metrology systems. The in-line semiconductor systems we developed over the last five years, encompassing the UniFire product line, will now be manufactured, sold, and serviced through Nanometrics. These systems are designed to help semiconductor and data storage customers control their high volume manufacturing process. The semiconductor products target wafer based applications (prior to die singulation) and can be utilized for all parts of the process flow, from the production of silicon substrates, through the transistor formation in the front end of the line to the interconnects and bump redistribution layers in the back end of the line. Our single, configurable sensor sits on a common platform, each system having a unique sensor configuration and associated applications. Each system incorporates multiple sensors. The multifunction capability of the overall system enables the consolidation of different metrology measurements into a single system, thereby lowering the overall metrology cost of ownership for the customer.

Photolithography scanners and stepper systems form the core of the semiconductor manufacturing process. These systems image the patterns of stacked layers of circuitry that make up transistors. The photolithographic systems image the circuitry onto silicon wafers for both microprocessors and memory chips, as well as flat panel displays for computers, televisions, and other display products. Several of our products enable these systems to image these circuit patterns reliably and with nanometer precision.

Precision Positioning Systems

The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography systems, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions Division’s ZMI™ 2400 and ZMI™ 4000 precision positioning feedback systems are designed primarily for photolithography systems. They are also used in a broad range of semiconductor metrology and back-end process tools.

Technology Development Projects

Photolithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation photolithography scanners often exceeds the capabilities of commercially available measurement systems. Our expertise in optical interferometer technology, and the practical skills needed to apply this technology, make us well suited to deliver custom solutions to leading photolithography equipment suppliers.

Display Solutions

Flat panel displays (“FPD”) were first used in cell phones and laptop computers, and have grown in popularity for most personal electronics. Many large screen televisions are based on flat panel display technology. Our systems, with ultra high precision measurement solutions, enable our customers to improve flat panel display manufacturing yields. Our OneShot and SureShot™ systems are in-line process control yield enhancement tools. The FPD OneShot tool measures the topography and critical dimensions of key color filter features prior to being combined with the thin-film-transistor panel in the ‘one drop fill’ assembly process. This fully automated system incorporates the latest ZYGO Intellisensor™, optical profiler technology, integrated conveyors or robotics with motion stages, mini-clean room environmental enclosures, and factory floor command and control software. The system measures the height and width of key optical components and predicts the fill volume to increase upstream manufacturing yields.

The SureShot™ FPD product provides overlay and critical dimensions metrology of the individual mask layers post-lithography and helps identify process control problems such as those found in the half tone process. These defects, left unchecked, can lead to product performance issues including variances in luminescence (called MURA) in the finished display. The SureShot tool can be used as an off-line process analysis device or in-line in conjunction with closed loop lithography process control.

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

Printed Circuit Board Substrates

Printed circuit substrates interface IC flip chip packages to printed circuit boards. These substrates make the circuit connection via arrays of miniature solder bumps and balls and ZYGO manufactures several tools to measure these bump and ball arrays for process control and yield improvement. Tool applications range from quality control (NANO 3D™) to high volume manufacturing (HS1000), on singulated substrates (HS2000). The newly released Flip Chip CSP2000H tool enables process control on strip and panel formats. These systems are based on technology acquired with the assets of Solvision, Inc.

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

VeriFire Asphere System

The VeriFire Asphere provides high resolution 3-Dimensional surface metrology for aspheric shaped surfaces using patented non-contact interferometric techniques for production and process control. Aspheres are important in consumer electronics products, cameras, military/defense optics, and commercial optics and represent a growing segment in the optics markets.

GPI and VeriFire Systems

The development of new optical systems for any application requires flexible and easy to use test equipment. The ZYGO GPI and VeriFire systems are our latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than a 25 mm diameter, and research and development for any size application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO’s MetroPro™ data analysis software.

PTI™ 250

Consumer electronics typically contain small optics, less than 30 mm diameter. The PTI 250 is a small bench top optical test system in the tradition of our industry standard GPI. The system meets the consumer market demand by combining high-quality optics with ZYGO’s MetroPro data analysis software.

DVD™ 400, BluRay™, and HD DVD™

The next generation of DVD players and computer memories use blue light at 405 nm wavelength to increase the amount of data on a DVD disk. ZYGO’s DVD 400 interferometer is used by developers of these next generation systems. ZYGO’s DVD 400P is our system for the production floor.

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

NewView 7200/7300 and Delta Systems

Our high precision metrology equipment is well suited for fuel injector components, which are ground or lapped to tolerances of one-hundred billionths of a meter. Our patented “FDA” data acquisition system for the NewView optical profiler meets this high-precision measurement requirement. The NewView Delta is a production floor packaged system, also targeted to this growing market.

Defense/Aerospace

GPI and VeriFire Systems

Developing state-of-the-art optical designs and manufacturing technology for the defense/aerospace market also requires leading edge metrology systems for manufacturing process control and development. Our industry standard GPI and VeriFire optical interferometers test both the optical components and systems for design compliance. Our VeriFire Asphere rapidly measures asphere shaped optics in a production environment. Our GPI PE continues our move to the production floor, providing laboratory level results in a production environment. Using patented algorithms, the GPI PE removes the degrading effects of vibration from the measurement without the need for new expensive hardware. This system is primarily used in the production of military and commercial optics.

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

Our major metrology customers include: AU Optronics, Bosch, Canon, Lockheed Martin, Raytheon, and Nikon.

Optical Systems Division

Industrial Market

Supporting both the projection lens and stage positioning systems, we supply high precision stage mirrors and lithographic lenses to leading photolithographic OEM’s and end users. In addition, we design and manufacture deep UV objectives, inspection systems and components to a wide range of industrial customers as well as supporting the optical needs of our Metrology Solutions division.

Defense/Aerospace

Defense and aerospace companies use optical technology in a broad range of applications. One application is the enhancement of human sight through imaging systems, such as telescopes, that are used in satellite and airborne reconnaissance, fire-control systems, and hand-held viewers. Defense Department areas of focus include fire control, remote sensing, flight simulation, avionics, tracking, stealth systems and high energy weapon systems. Our Optical Systems Division participates in a variety of defense applications ranging from high performance sapphire electro magnetic interference (“EMI”) windows used in stealth aircraft and ships to satellite optical sensing packages and state of the art flight simulation helmet mounted displays. In addition to mainstream Defense Department and foreign government applications, we are a leading manufacturer of several critical path components to the largest nuclear research laser system ever deployed by the National Ignition Facility (“NIF”), which is used for both weapons maintenance programs and the development of nuclear fusion energy sources. In addition, our Optical Systems Division has expanded into long range surveillance systems valuable to homeland security applications, such as nuclear power plant perimeter control, border surveillance, and seaport monitoring.

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

Our major optics customers include Commissariat à l’énergie atomique, Abbott Medical Optics, Lawrence Livermore National Laboratory, 3M, Brontes, and others.

For further information on the Metrology Solutions Division and the Optical Systems Division, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements.

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

High precision optics manufacturing is dominated by relatively few companies who have both strong engineering depth and metrology capability. The competition is further segmented by the two groups within the division, Optical Components and Electro-Optics. The Optical components primary competitors include L-3 Tinsley, Exotic Electro-Optics and Sagem, which are able to provide similar performance levels for both meter class plano optics and airborne reconnaissance windows. The Electro-Optics group which provides significant value added engineering coupled with metrology based manufacturing and FDA regulatory control has various levels of competition from Elcan Optical Technologies, Jenoptik and ASML. The principal factors upon which we compete are high precision metrology based manufacturing, value-added engineering, regulatory and quality controls and customer service.

Research, Development and Engineering Operations

We operate in industries that are subject to rapid technological change and engineering innovation. As such, we dedicate substantial resources to research and development. At June 30, 2009, we employed 126 individuals, or approximately 25% of our workforce, within our research and development and engineering operations. Our strategy is to form close technical working relationships with customers and OEM suppliers in our markets to ensure that our products are commercially relevant. We also maintain a close working relationship with various research groups and academic institutions in the United States and abroad. We have been recognized as an innovator in commercializing technology, as evidenced by our numerous achievement awards, including R&D 100 Awards, Photonics Spectra Circle of Excellence Awards, and others. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our leadership position.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, trade secret laws, and license agreements to establish and protect our proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had 297 United States patents issued, of which approximately 230 are currently active, and approximately 130 foreign patents issued, of which approximately 100 are active. We have approximately 40 United States and approximately 140 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks.

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

BACKLOG AND ORDERS

Backlog at June 30, 2009 was $38.3 million, a decrease of $34.0 million as compared with $72.3 million at June 30, 2008. The fiscal 2009 year-end backlog consisted of $18.6 million, or 49%, in the Metrology segment and $19.7 million, or 51%, in the Optics segment. Orders for the fiscal year ended June 30, 2009 totaled $82.0 million and consisted of $57.8 million, or 70%, in the Metrology segment and $24.2 million, or 30%, in the Optics segment.

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

The following table sets forth the percentage of our total sales by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,

	2009	2008	2007

Americas	47%	48%	39%

Far East:
Japan	23%	28%	37%
Pacific Rim	18%	10%	13%

Total Far East	41%	38%	50%

Europe	12%	14%	11%

Total	100%	100%	100%

Customer service is an essential part of our business since product up time is critical given its effect on our customers’ production efficiency. As of June 30, 2009, our global sales customer support and service organization consisted of 93 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut and Tucson, Arizona. We also perform manufacturing activities in our Canada, Singapore, and China facilities and utilize a third-party assembly operation in Taiwan for our flat panel display systems.

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

EMPLOYEES

At June 30, 2009, we employed 484 people and 11 temporary agency and independent contractors worldwide. We employed 194 in manufacturing, 126 in research and development, 93 in sales and marketing, and 82 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

J. Bruce Robinson – age 67 – Chief Executive Officer

Mr. Robinson has served as our Chief Executive Officer since June 2009, as Chairman and Chief Executive Officer from December 2006 to May 2009, as Chairman, President, and Chief Executive Officer from November 2000 to November 2006, as President and Chief Executive Officer from November 1999 to November 2000, and as President from February 1999 to November 1999. Previously, he spent 25 years with The Foxboro Company, where his most recent positions were President Worldwide Operations from 1996 to 1998 and President of European Operations from 1990 to 1996. Mr. Robinson is also a director of our company.

John M. Stack – age 44 - President, Optical Systems Division

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

Walter A. Shephard – age 55 – Vice President, Finance, Chief Financial Officer, and Treasurer

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

Douglas J. Eccleston – age 60 – Senior Vice President, Precision Positioning Systems

Mr. Eccelston has served as Senior Vice President, Precision Positioning Systems since February 2007 and as Vice President, Precision Positioning Systems from March 2003 to January 2007. From 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

William H. Bacon – age 59 – Vice President, Corporate Quality and Support Services

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

David J. Person - age 61 - Vice President, Human Resources

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

Global consumer confidence has eroded amidst concerns over, among other things, declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia, where the Company does substantially all of its business. Recent economic conditions had a negative impact on our results of operations during fiscal 2009 due to reduced customer demand and we expect this trend to continue for at least the next several fiscal quarters. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

We are subject to environmental laws and regulations and may have liabilities arising from environmental matters.

We are subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with applicable regulations could subject us to future liabilities or the suspension of production. We are aware of certain levels of contamination on our property which are below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. We are unable to determine or reasonably estimate the amount of cost, if any, that we might incur or for which we may potentially be responsible to remediate the situation or for damages which may have resulted or result from the situation. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.

We are dependent on the semiconductor industry which, as a whole, is volatile.

Our business is significantly dependent on capital expenditures and component requirements for manufacturers in the semiconductor industry. This industry is cyclical and has historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to be dependent on the capital expenditures in this industry, which in turn is largely dependent on the market demand in the semiconductor markets. There is currently a severe downturn in the capital expenditures of these manufacturers and this downturn may continue for an extended period of time.

We have been dependent on sales to one large customer; the loss of this customer or expected near-term reduction in orders from this customer has and would materially affect our sales and profitability.

During fiscal 2009, 2008, and 2007, sales to Canon, our largest customer in those periods, accounted for 14%, 19%, and 27% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant, yet declining, percentage of our net sales for the near future. Canon is an original investor in our company, the owner at June 30, 2009 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we or our customer serves, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Our substantial international sales are subject to risk.

We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for approximately 53%, 52%, and 61% of our net sales in each of the fiscal years ended June 30, 2009, 2008, and 2007, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2009, approximately 24% of our sales were denominated in foreign currencies. We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

Acquisitions may entail certain operational and financial risks.

Our growth strategy includes expanding our products and services, and we may seek acquisitions or make internal investments to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

We cannot assure you that any acquisition, including the acquisition of the Solvision, Inc. assets which generated losses in fiscal 2009 and 2008, will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss to us.

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

Our lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which may cause us to have excess manufacturing capacity or inventory and negatively affect our operating results. As is typical in the industry, our customers generally expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to six months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing, and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchasing activity.

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins may be negatively impacted, and we may have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer’s requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be adversely affected. Our long sales cycles also may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter and make us more susceptible to the effects of general economic downturns.

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

We believe that factors such as the announcement of new products or technologies by us or our competitors, market conditions in the semiconductor and industrial markets, and quarterly fluctuations in financial results can be expected to cause the market price of our common stock to vary substantially. Further, our net sales or results of operations in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the common stock would likely decline. In addition, historically the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of shares of our common stock. Furthermore, our common stock trading price may be more susceptible to market fluctuations due to the relatively small public float and trading volume of our stock and our dependence on a limited number of industries.

We operate in a highly competitive industry.

We face competition from a number of companies in all our markets, many of which have greater manufacturing and marketing capabilities, and greater financial, technological, and personnel resources. In addition, we compete with the internal development efforts of our current and prospective customers, some of which may attempt to become vertically integrated. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may necessitate price reductions, which can adversely affect results of operations. Although we believe that we have certain technical and other advantages over some of our competitors, maintaining such advantages will require a continued high level of investment by our company in research and development and sales, marketing, and service. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. In addition, due to historical relationships and possible prior investments by potential customers in competitive product lines, it may be more difficult for us to realize certain of our growth strategies and initiatives. There can be no assurance that the basis of competition in the industries in which we compete will not shift.

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

We commit significant financial and personnel resources on a continuous basis to redesign and enhance our instruments, systems, and components and upgrade our proprietary software technology incorporated in our products. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business and impact our relationships with customers. This could have an impact on customers’ willingness to share proprietary information about their requirements and participate in collaborative efforts with us. There can be no assurance that our customers will continue to provide us with timely access to such information, that we will be successful in developing and marketing new products and services or product and service enhancements on a timely basis, or respond effectively to technological changes or new product announcements by others. In addition, there can be no assurance the new products and services or product enhancements, if any, which we developed will achieve market acceptance.

We may be unable to enforce or defend our ownership and use of proprietary technology.

Our success is heavily dependent upon our proprietary technology. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties or will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. We have been experiencing an increased level of sales in China and other foreign countries which historically have created concerns for various companies. In addition, there remains the possibility that others will “reverse engineer” our products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently. Any such adverse circumstances could have a material adverse effect on our results of operations.

Our business depends on management and technical personnel who are in great demand.

Our success depends in large part upon the continued services of many of our highly skilled personnel involved in management, research, development and engineering, sales and marketing, manufacturing, and support and upon our ability to attract and retain additional highly qualified employees. Our employees may voluntarily terminate their employment with us at any time. Competition for these individuals from a variety of employers, including our competitors and companies in computer or technology-related industries, at times is intense. In response to the difficult economic environment, we instituted certain reductions in workforce and furlough programs this past year, which may further make it difficult to attract and retain highly qualified personnel. We cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

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

We assemble our flat panel display systems in Taiwan through a third party. We are dependent on the third party to assemble the systems accurately and on a timely basis. To the extent the quality of work, including any individual unit, causes delays or cancellations in shipments to our customers, our results could be adversely affected.

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

Our marketable securities represent approximately 3.6% of our total assets at June 30, 2009. To the extent credit markets tighten, interest rates increase, or other economic conditions influence the liquidity of our marketable securities, the value and liquidity of our marketable securities may be adversely affected. In addition, we may have to record an impairment charge for marketable securities if we determine that an other-than-temporary decline in the fair value of a marketable security has taken place. For fiscal 2009, we have recorded an impairment charge for a marketable security of $0.3 million.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2009 that remain unresolved.

Item 2. Properties

We own our principal manufacturing facility and corporate headquarters, which is located on Laurel Brook Road in Middlefield, Connecticut. This facility consists of one 153,500-square-foot building on approximately 13 acres. The following table sets forth information with respect to our facilities which are used by both of our operating segments, except as identified otherwise below:

	Square Footage		Owned / Leased Expiration Date

Operation/Location	Manufacturing	Total

Corporate Headquarters, Eastern Regional Sales Office, and Metrology and Optics Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned

Zygo - Optical Systems
Tucson, Arizona	14,560	22,560	Leased - 08/31/11

Flat Panel Display Metrology Engineering & Support
Boca Raton, Florida	1,500	3,000	Leased - 06/30/10

Zygo - Optical Systems
Costa Mesa, California	0	13,714	Leased - 10/18/10

Western Regional Sales Office and R&D Center
Freemont, California	0	5,975	Leased - 02/1/11

Semiconductor Process Metrology Office
Hillsboro, Oregon	0	6,410	Leased - 12/31/12

Zygo - Laser Technology Metrology (R& D)
Watsonville, California	0	1,452	Leased - 04/14/11

Office
Franklin, Massachusetts	0	400	Leased - 06/30/10

Zygo PTE Ltd
Singapore	0	803	Leased - 01/14/10

Zygo Taiwan
Sales Office	0	3,961	Leased - 09/30/09
Service Office	0	2,772	Leased - 09/30/09

ZygoLOT
Germany	0	3,702	Leased - 10/01/09

Zygo KK
Japan	0	1,705	Leased - 07/31/11

Zygo Lamda
China	3,552	12,206	Leased - 09/16/12

Zygo Canada, Inc.
Canada	2,447	6,851	Leased - 07/31/13

Machine Vision International, PTE
Singapore	2,500	10,828	Leased - 04/22/10

Total	113,559	249,839

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material adverse effect on our financial condition, results of operation or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held on June 16, 2009. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1 – Election of Board of Directors
The following individuals were elected as a result of the following vote:

	For	Withheld

Eugene G. Banucci	11,152,469	2,630,708
Stephen D. Fantone	12,881,256	901,921
Samuel H. Fuller	13,220,115	563,062
Seymour E. Liebman	13,103,169	680,008
J. Bruce Robinson	11,158,641	2,624,536
Robert B. Taylor	13,116,712	666,465
Carol P. Wallace	13,400,929	382,248
Gary K. Willis	13,167,191	615,986
Bruce W. Worster	11,126,834	2,656,343

Proposal No. 2 – Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2009 were as follows:

For	Against	Abstain

13,495,791	81,325	206,060

There were no other matters submitted to a vote of our stockholders.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2009 and 2008.

	Fiscal Year Ended June 30, 2009		Fiscal Year Ended June 30, 2008

	High	Low	High	Low

First quarter	$13.79	$8.80	$14.55	$11.33
Second quarter	$12.47	$4.66	$13.50	$10.79
Third quarter	$7.93	$3.06	$12.94	$10.72
Fourth quarter	$6.42	$4.11	$13.50	$9.76

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The number of record holders of our common stock at September 1, 2009 was 436. Our closing stock price as of June 30, 2009 was $4.66.

We have never declared or paid a cash dividend on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

As previously announced, in August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2009, we have repurchased outstanding common shares having an aggregate market value of $20.0 million (determined at the time of their respective repurchases). Repurchases occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. There were no repurchases under this stock trading plan in fiscal 2009.

We also at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in each quarter of fiscal 2009 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Aproximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2008 - September 30, 2008	12,835	$9.70	—	$5.0
October 1, 2008 - December 31, 2008	111	$10.49	—	$5.0
January 1, 2009 - March 31, 2009	5,853	$4.58	—	$5.0
April 1, 2009 - June 30, 2009	17,270	$4.94	—	$5.0

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in the fourth quarter of fiscal year 2009 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2009 - April 30, 2009	7,543	$4.74	—	$5.0
May 1, 2009 - May 31, 2009	—	—	—	$5.0
June 1, 2009 - June 30, 2009	9,727	$5.09	—	$5.0

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

	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09

ZYGO CORPORATION	100.00	87.58	146.47	127.70	87.85	41.64
NASDAQ COMPOSITE	100.00	101.09	109.49	132.47	117.33	92.91
PEER GROUP	100.00	75.35	80.28	86.02	70.67	42.82

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zygo Corporation, The NASDAQ Composite Index
And A Peer Group

* $100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Thousands, except for per share, number of employees, percentages, and ratio amounts)

	Fiscal Year Ended June 30,

	2009	2008	2007	2006	2005

Net sales	$116,040	$159,036	$180,988	$168,137	$141,349
Gross profit	$31,468	$64,823	$77,183	$65,771	$53,290
% of sales	27%	41%	43%	39%	38%

Earnings (loss) from continuing operations	($66,064)	$1,239	$15,142	$14,485	$9,350
% of sales	-57%	1%	8%	9%	7%
Earnings (loss) per share from continuing operations:
Basic	($3.92)	$0.07	$0.83	$0.80	$0.52
Diluted	($3.92)	$0.07	$0.81	$0.79	$0.52

Net earnings (loss)	($66,064)	$1,239	$15,142	$14,485	$8,984
Net earnings (loss) per share:
Basic	($3.92)	$0.07	$0.83	$0.80	$0.50
Diluted	($3.92)	$0.07	$0.81	$0.79	$0.50

Weighted average number of shares:
Basic	16,843	17,295	18,156	18,054	17,950
Diluted	16,843	17,648	18,601	18,367	18,140

Research, development, and engineering	$24,715	$24,275	$22,038	$15,901	$13,377
Capital expenditures	$4,255	$6,580	$10,149	$7,441	$9,987
Depreciation and amortization	$8,167	$7,478	$6,519	$6,214	$5,880

	June 30,

	2009	2008	2007	2006	2005

Working capital	$69,742	$104,851	$107,834	$81,914	$63,379
Current ratio	4.3	5.7	4.3	2.8	2.3
Total assets	$124,099	$190,008	$211,594	$206,183	$190,182
Stockholders’ equity	$98,689	$162,946	$177,777	$158,938	$141,153
Price-earnings ratio	—	140	18	21	20
Number of employees at year-end	484	595	575	570	526
Sales per employee – average	$240	$267	$315	$295	$269
Book value per share	$5.83	$9.74	$9.75	$8.78	$7.85
Market price per share at year-end	$4.66	$9.83	$14.29	$16.39	$9.80

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue based on guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. Standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. We have standard rights of return for defective products that we account for as a warranty provision under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with SAB No. 104 and EITF 00-21. Standalone software products are recognized as revenue when they are shipped. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related sale being recognized in our financial statements. These advance payments are included in accrued progress payments and deferred revenue in the consolidated balance sheet. Generally, these progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in accrued progress payments and deferred revenue until our applicable revenue recognition criteria have been met.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management’s estimated future usage is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred based on management’s estimates will exceed total revenues from the contract. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for our products, and technological obsolescence. Management estimates future product sales and service requirements, and evaluates technological changes and other possible uses to determine if inventory is excess or obsolete. If actual market conditions are different than those projected by management, additional inventory adjustments negatively or positively affecting earnings may be required.

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

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred and specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management’s estimates, revisions to the estimated warranty liability would be required. A one percent change in actual costs would have an immaterial impact on our financial condition and results of operations.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. Management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In fiscal 2009, management determined that it is more likely than not that we would not be able to realize our deferred tax assets in the future and an adjustment to record a full valuation allowance was charged to income tax expense. Should management determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Our effective tax rate may vary from period to period based on changes to the valuation allowance, changes in pre-tax income between jurisdictions that have higher or lower tax rates, changes to federal, state, or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. Among other tax guidance, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1.5 million, an increase in income tax receivables of $0.6 million, and a charge of approximately $0.9 million to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1.8 million, of which $1.2 million, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the year ended June 30, 2008, we recognized an additional liability of $0.1 million for uncertain tax positions. The total liability for uncertain tax liabilities was $1.9 million at June 30, 2008. We are not aware of any tax positions that would create a significant adjustment to the unrecognized tax benefits for the fiscal year ended June 30, 2009.

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

If one or more of such facts or circumstances exist, we evaluate the carrying value of long-lived assets to determine if an impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During fiscal 2009, we recorded impairment charges on property, plant, and equipment, intangible assets, and marketable securities.

Health Insurance

We are self-insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates, we may be required to record additional expense. A one percent change in actual claims would have an immaterial impact on our financial condition and results of operations.

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

The worldwide economic recession has had a severe impact on our orders, sales, and net results. As a result of the economic downturn, among other things, we have reevaluated our strategic initiatives and our overall business strategy and operations. We are focusing sales, marketing, and research and development efforts on our core metrology and optics technologies, including the potential for strategic alternatives, which could include partnerships, joint ventures, divestitures, or alliances similar to the agreement described below.

On June 17, 2009, ZYGO and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics has purchased inventory and certain other assets relating to ZYGO’s Semiconductor Solutions business for approximately $3.4 million and that the two companies have entered into a supply agreement. Under an exclusive OEM supply agreement, ZYGO will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. Nanometrics will assume all inventory, backlog and customer sales and support responsibilities and ZYGO will provide measurement sensors for integration by Nanometrics. In addition to the applications currently addressed by Nanometrics and ZYGO products, the business partnership allows for the joint development of additional technology solutions targeted at the semiconductor and related industries. This sale and supply agreement enables us to accomplish our goal of accelerating the commercial deployment and market penetration of our core interferometer technology into the worldwide semiconductor industry without the investment associated with system integration, distribution, applications and support.

In response to the decline in sales and orders, we have taken and continue to take various permanent and temporary actions to mitigate the effects on our company of the downturn in the global economy, including reductions in work force, salary adjustments, unpaid furloughs, suspension of our matching 401(k) program, and a reduction in director fees. These actions are expected to save us in excess of over $17 million on an annualized basis. We continue to be mindful of our cash position and to investigate strategic alternatives which may be beneficial to our company.

Our backlog at June 30, 2009 was $38.3 million, a decrease of $34.0 million from June 30, 2008. Orders were $15.3 million in the fourth quarter of fiscal 2009. Orders for the fourth quarter from the Company’s Metrology segment accounted for 71% of the orders received, with the Optics segment accounting for the remaining 29%. For fiscal 2009, orders were $82.0 million, a decrease of 48% over fiscal 2008. As a result of a decline in orders related to our PPS product line, which supplies our lithography customers, we evaluated our assets supporting this product for potential impairment. We recorded an impairment charge during the fourth quarter of fiscal 2009 against intangible assets of $2.9 million and property, plant, and equipment of $4.0 million. Based on our backlog and order levels, we also evaluated our inventory levels in our various product lines. We recorded inventory reserves of $5.7 million against various product lines. Indications received from our customers lead us to believe that our order levels have stabilized. While this does not mean a rapid upturn in orders is imminent, it does allow us to focus our attention on growth and concentrate our efforts on our core metrology and optics technologies. We are experiencing a greater than expected order demand in China through our joint venture for our metrology products. We still expect a continued depression in lithography sales, especially to our largest customer.

On February 28, 2008, we acquired certain assets of Solvision, Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary. In fiscal 2009, the final valuation was completed resulting in a final purchase price of $4.2 million in cash (net of cash received of $0.1 million). In addition, the Company had also loaned to Solvision $1.5 million of which substantially none of the loan was recouped as part of the purchase price allocation based on asset values. The Solvision acquisition is currently included in our Metrology Solutions Division as the vision systems business unit. During the third quarter of fiscal 2009 we recorded impairment charges against vision systems’s intangible assets of $2.1 million.

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. On January 20, 2009, ZYGO announced that it notified ESI of ZYGO’s Board of Directors’ withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. A reevaluation of the proposed merger with ESI by ZYGO’s Board of Directors was necessitated by changes in conditions since the merger agreement was executed on October 15, 2008, and the ZYGO Board’s view of the impact of these changes on the current and expected performance and operations of ZYGO and ESI. On April 2, 2009, ESI and ZYGO agreed to terminate their previously executed merger agreement. Pursuant to the terms of the settlement agreement, ZYGO paid ESI a break up fee of $5.4 million, and is liable for an additional $1.2 million in the event that on or before November 2, 2009, ZYGO’s Board of Directors approves an alternate transaction proposal for the merger or sale of the company. During fiscal 2009, we paid an additional $2.9 million related to the merger in professional fees and various other expenses.

RESULTS OF OPERATIONS

Fiscal 2009 Compared with Fiscal 2008

Net Sales

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

Segment
Metrology	$84.1	73%	$105.7	66%
Optics	31.9	27%	53.3	34%

Total	$116.0	100%	$159.0	100%

Net sales in the Metrology segment decreased 20% in fiscal 2009 as compared with the prior year. The decrease in net sales of $21.6 million within the Metrology segment was primarily due to sales volume decreases in lithography of $14.8 million, instrument sales of $13.4 million, and semiconductor sales of $0.7 million, partially offset by an increase in display sales of $6.8 million and in vision systems sales of $0.6 million. The general economic recession has led to low sales volume. We believe our products are still well accepted in the markets we serve. The lithography market is expected to continue to be depressed for at least the next six months.

Net sales in the Optics segment decreased 40% in fiscal 2009 as compared with the prior year. The decrease in net sales of $21.4 million within the Optics segment was due to a decrease in volume of contract manufacturing of $11.1 million and laser and precision optics of $10.3 million. The decrease in all optics areas generally is related to a decline in the orders from existing customers due primarily to the economic recession.

Approximately 76% of all fiscal 2009 net sales were denominated in U.S. dollars, the same percentage of sales we experienced in fiscal 2008. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the sales of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Profit

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

Segment
Metrology	$27.5	33%	$50.5	48%
Optics	4.0	13%	14.3	27%

Total	$31.5	27%	$64.8	41%

In fiscal 2009, gross profit as a percentage of net sales in the Metrology segment decreased fifteen percentage points as compared with the prior year. This decrease was due primarily to intangible and fixed asset impairments of $5.6 million and inventory reserves of $4.9 million. Excluding these charges, our gross profit as a percentage of sales for the Metrology segment would have been 45%. The decrease from 48% in fiscal 2008 to 45% in fiscal 2009 (excluding $10.5 million of referenced charges) is due to lower sales volume. Gross profit as a percentage of sales in the Optics segment decreased by fourteen percentage points for fiscal 2009 as compared with the prior year. This decrease included charges of $1.6 million for fixed asset impairments, restructuring, and severance, which account for 5 percentage points of the change year over year. The remainder of the change is primarily related to underutilization of the factory based on low sales volume. Optics components rely upon a capital intensive production facility and certain expenditures, such as depreciation, cannot be reduced as readily as a labor intensive environment.

Selling, General, and Administrative Expenses (“SG&A”)

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

	$51.0	44%	$38.5	24%

SG&A in fiscal 2009 as compared with fiscal 2008 increased $12.5 million primarily due to increases in general and administration costs of $12.1 million, partially offset by a decrease in selling and marketing activities of $0.4 million. The increase in general and administrative costs included $8.3 million in merger-related expenses, $2.9 million in bad debt reserves, $1.4 in legal accruals, and $0.4 million in severance. Sales and marketing expenses for fiscal 2009 also included charges of $0.9 million in intangible asset impairment charges related to the vision systems business and $0.6 million in severance. Excluding these charges, SG&A costs would have been $36.5 million for fiscal 2009, a 5% decrease over fiscal 2008. The inclusion of vision systems for the entire fiscal year 2009 increased SG&A by $2.5 million. This increase was partially offset by cost cutting measures implemented during fiscal 2009, which decreased salaries and wages by $1.3 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

	$24.7	21%	$24.3	15%

The increase in RD&E costs in fiscal 2009 was primarily related to intangible asset and fixed asset impairment charges of $2.8 million and $0.2 million in severance costs during the year. Excluding these charges, RD&E for fiscal 2009 would have decreased to $21.7 million. The decrease in RD&E from $24.3 million in fiscal 2008 to $21.7 million (excluding $3.0 million in referenced charges) in fiscal 2009 is primarily due to decreases in our stage metrology ($1.2 million) and semiconductor ($1.2 million) RD&E spending. Stage metrology spending was reduced in response to the lack of customer demand related to the slowdown in the semiconductor market and the general economic recession. Semiconductor RD&E spending decreased as several large RD&E projects related to new product development were completed or are nearing completion. Fiscal 2009 spending on these projects was less than in fiscal 2008. We expect future RD&E spending in the semiconductor unit to be limited to sensor development to support the supply agreement with Nanometrics in June 2009.

Income Tax Benefit (Expense)

	Year Ended

(Dollars in millions)	June 30, 2009	Tax Rate %	June 30, 2008	Tax Rate %

	$(22.3)	-52%	$1.5	37%

Income tax expense in fiscal 2009 included a valuation allowance of $37.4 million against all net deferred tax assets. Fiscal 2009 also does not include any tax benefit associated with the net operating loss for the fiscal year or tax credits earned in the fiscal year. Management believes, based upon the uncertain and volatile market conditions and the fact that the Company is now in a cumulative pre-tax accounting loss position over a three year period, it is no longer more likely than not that the current net deferred tax assets will be realized. In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Net Earnings (Loss)

	Year Ended

(Dollars in millions)	June 30, 2009	Sales %	June 30, 2008	Sales %

	$(66.1)	-57%	$1.2	1%

Net loss in fiscal 2009 was $66.1 million compared with net earnings of $1.2 million in the prior year. Net loss per diluted share was $3.92 for fiscal 2009, as compared with net earnings of $0.07 per diluted share for fiscal 2008. The net loss in fiscal 2009 included $41.8 million in significant charges, net of taxes, which included asset impairment charges, write-downs and reserves on various other balance sheet items, and a valuation allowance on our deferred tax assets. These charges were incurred primarily as a result of the economic downturn, recent changes in our business strategy and operations, and the resulting in re-evaluation of certain of our assets.

Backlog

Backlog at June 30, 2009 totaled $38.3 million, a decrease of $34.0 million from June 30, 2008. The year-end fiscal 2009 backlog consisted of $18.6 million, or 49%, in the Metrology segment and $19.7 million, or 51%, in the Optics segment. Orders for fiscal 2009 totaled $82.0 million. Orders by segment for fiscal 2009 consisted of $57.8 million, or 70%, in the Metrology segment and $24.2 million, or 30%, in the Optics segment.

Fiscal 2008 Compared with Fiscal 2007

Net Sales

	Year Ended

(Dollars in millions)	June 30, 2008	Net Sales %	June 30, 2007	Net Sales %

Segment
Metrology	$105.7	66%	$132.3	73%
Optics	53.3	34%	48.7	27%

Total	$159.0	100%	$181.0	100%

Net sales in the Metrology segment decreased 20% in fiscal 2008 as compared with the prior year. The decrease in net sales of $26.6 million within the Metrology segment was primarily due to volume decreases in lithography sales of $24.6 million, display sales of $10.5 million, and semiconductor sales of $2.5 million, partially offset by an increase in instrument sales of $9.0 million and vision systems sales from the Solvision acquisition of $2.1million. The increase in instrument sales was primarily due to a $5.1 million increase in sales in our Europe region based on volume.

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

Gross Profit

	Year Ended

(Dollars in millions)	June 30, 2008	Net Sales %	June 30, 2007	Net Sales %

Segment
Metrology	$50.5	48%	$62.2	47%
Optics	14.3	27%	15.0	31%

Total	$64.8	41%	$77.2	43%

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

Selling, General, and Administrative Expenses (“SG&A”)

	Year Ended

(Dollars in millions)	June 30, 2008	Net Sales %	June 30, 2007	Net Sales %

	$38.5	24%	$32.9	18%

SG&A in fiscal 2008 as compared with fiscal 2007 increased $5.6 million primarily due to increases in selling and marketing activities of $7.0 million, partially offset by a reduction in general and administrative expenses of $1.4 million. The increase 29 in selling and marketing expenses included an additional $2.4 million in commission expense, primarily related to instrument sales in Europe, an increase of $1.5 million related to the planned increased presence in Asia, a $0.9 million increase in semiconductor sales and marketing efforts, an $0.8 million increase in optics division sales and marketing efforts, and the incurrence of $0.6 million in expenses for vision systems for the four month period. The decrease in general and administrative costs was primarily related to a reduction in employee costs of $3.1 million, including management bonus and employee profit sharing expense, offset by an increase for vision systems of $1.0 million for the first four months of operation, and of $0.8 million related to share-based compensation expense.

Research, Development, and Engineering Expenses (“RD&E”)

	Year Ended

(Dollars in millions)	June 30, 2008	Net Sales %	June 30, 2007	Net Sales %

	$24.3	15%	$22.0	12%

The increase in RD&E costs in fiscal 2008 was primarily related to increased spending on semiconductor initiatives of $1.7 million, display solutions of $1.0 million, and vision systems of $0.9 million, and within the optics division of $0.5 million. These RD&E cost increases were partially offset by a decrease of $1.7 million in our precision positioning systems and instruments business. We continue to focus and build on our semiconductor initiatives as one of our core areas of expected future growth.

Income Tax Expense

	Year Ended

(Dollars in millions)	June 30, 2008	Tax Rate %	June 30, 2007	Tax Rate %

	$1.5	37%	$9.1	36%

The overall tax rate increased by one percentage point when compared with the prior year primarily due to the repeal of the deduction attributable to the Extraterritorial Income Exclusion on December 31, 2006.

Net Earnings

	Year Ended

(Dollars in millions)	June 30, 2008	Sales %	June 30, 2007	Sales %

	$1.2	1%	$15.1	8%

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

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, a stockholder, customer, and distributor of certain of our products in Japan amounted to $16.2 million (14% of net sales), $30.7 million (19% of net sales), and $48.1 million (27% of net sales), for the years ended June 30, 2009, 2008, and 2007, respectively. Selling prices of products sold to Canon are based, generally, on the normal terms customarily given to distributors. Revenues generated (in fiscal 2007 and prior) from a development contract with Canon were recorded on a cost-plus basis. At June 30, 2009 and 2008, there was in the aggregate, $0.6 million and $3.0 million, respectively, of trade accounts receivable from Canon.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. During the twelve months ended June 30, 2007, we recognized 30 revenue of $4.1 million under the Canon development services contract. Our development services contract with Canon was completed during the third quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, cash and marketable securities was $36.7 million, a decrease of $14.3 million from $51.0 million at June 30, 2008. The decrease in cash was primarily attributable to merger related costs of $8.3 million (which includes a merger termination fee of $5.4 million) and, among other factors, $1.7 million of severance costs.

Cash flows used for operating activities were $6.4 million for fiscal 2009 as compared with cash flows provided by operating activities of $14.6 million in fiscal 2008. Operating cash flows in fiscal 2009 were impacted primarily by the net loss offset by a decrease in receivables and inventory.

Cash flows provided by investing activities for fiscal 2009 were $14.4 million as compared with $14.7 million in fiscal 2008. Purchases and proceeds of marketable securities activities were $8.2 million and $27.8 million, respectively, in fiscal 2009 and $20.9 million and $48.4 million, respectively, in fiscal 2008. In fiscal 2009, we decreased our capital spending by $2.3 million. In fiscal 2008, we acquired certain assets of Solvision, including the shares of its Singapore subsidiary, for $5.1 million in cash (net of cash received).

Cash flows used for financing activities for fiscal 2009 were $1.2 million as compared with $19.9 million in fiscal 2008. In August 2007, our Board of Directors approved a stock repurchase program of up to $25.0 million. We repurchased $20.0 million of stock in fiscal 2008. There were no repurchases in fiscal 2009.

The composition of our marketable securities by industry sector is as follows: 22.5% Finance; 22.1% Utilities; 22.0% Real Estate, and 33.4% other. We hold five corporate bonds at June 30, 2009, with the largest individual bond having a value at maturity of $1.0 million. We have the ability and intent to hold all the securities to maturity, the last maturity of which is on December 1, 2009. We believe there are no impairments in our investments other than an impairment of $0.6 million on an auction rate security recorded during fiscal 2009. Such auction rate security is valued at $0 at June 30, 2009.

Although cash requirements will fluctuate during the fiscal year, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We have no line of credit or readily available borrowing capacity. There is no assurance that we would be able to secure financing if the need arose.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period (Dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases*	$3.4	$1.6	$1.7	$0.1	$—

Total	$3.4	$1.6	$1.7	$0.1	$—

* Does not include sublease income of aproximately $0.1 million per year through 2013

At June 30, 2009, we also have a liability for uncertain tax benefits of $1.8 million, which was recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The timing of the settlement of such liability cannot presently be determined.

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

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and marketable securities including institutional money market funds (which may include commercial paper, certificates of deposit, and U.S. treasury securities), and corporate bonds. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. The table below presents investment amounts and related weighted average interest rates by year of maturity for our investment portfolio.

Fair value of investments as of June 30, 2009 maturing in:

(Dollars in millions)	2010	2011	Thereafter

Cash equivalents
Fixed rate investments	$—	$—	$—
Weighted average interest rate	2.2%	—	—

Marketable securities
Fixed rate investments	$4.0	$—	$—
Weighted average interest rate	5.4%	0.0%	0.0%

On June 30, 2009, the Company had variable interest rate money market accounts valued at $19.0 million.

Marketable Securities Fair Market Value Sensitivity

At June 30, 2009, our investment portfolio included an auction rate security of $0.6 million, which is believed to have risk exposure in sub-prime markets. We have reviewed, along with our investment advisor, current investment ratings, company specific events, and general economic conditions in determining whether there is a significant decline in fair value that is other than temporary. We have concluded that there is an other than temporary decline in fair value and have recorded an impairment charge on the full value of the security.

Exchange Rate Sensitivity

Approximately 76% of our fiscal 2009 net sales were denominated in U.S. dollars. At June 30, 2009, our backlog included orders in U.S. dollars of $34.1 million, or 89% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These forward contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions. The majority of our foreign currency transactions and foreign operations are denominated in the euro and japanese yen. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 5% 32 appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of June 30, 2009, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009 based on the specified criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K, audited the operating effectiveness of internal control over financial reporting and issued their attestation report which is included on page F-2.

Zygo Corporation

September 14, 2009	By:	/s/ J. Bruce Robinson

J. Bruce Robinson
Chief Executive Officer

September 14, 2009	By:	/s/ Walter A. Shephard

Walter A. Shephard
Vice President, Finance, Chief Financial Officer,
and Treasurer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report on Form 10-K, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2009 Annual Meeting of Stockholders (referred to below as our “2009 Proxy Statement” and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2009 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2009 Proxy Statement under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Election of Board of Directors,” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2009 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

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

10.12

Development and Manufacturing Support Services Agreement effective December 1, 2001, between Zygo Corporation and Philips Electronics North America Corporation. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 22, 2002)*

10.13

Development Agreement Amendment dated December 20, 2004, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2004)*

10.14

Development Agreement Amendment dated February 26, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.15	Development Agreement dated February 23, 2005, between Zygo Corporation and Canon Inc. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005)*

10.16	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.17	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.18	Employment contract dated October 23, 2006 between Zygo Corporation and James Northup. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.19	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.20	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007)*

10.21	Employment contract dated June 15, 2007 between Zygo Corporation and Walter A. Shephard. (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its annual period ended June 31, 2007)*

10.22	Employment Agreement dated November 19, 2007 between Zygo Corporation and Mr. Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current report on Form 8-K dated November 20, 2007)*

10.23

Press Release, dated February 28, 2008, issued by Zygo Corporation which announces that it acquired the assets of Solvision, Inc. (Exhibit 99.1 to the Company’s Current Reports on Form 8-K dated February 29, 2008)*

10.24

Restricted Stock Unit Agreement dated January 31, 2008 between ZYGO Corporation and J. Bruce Robinson (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2008)*

10.25	Entry into an agreement and plan of merger and reorganization (Exhibit 2.1 to the Company’s Current Reports on Form 8-K dated October 21, 2008)

10.26

Employment agreement amendments between Zygo Corporation and J. Bruce Robinson, James R. Northup, and John M. Stack, dated October 21, 2008 (Exhibit 10.1, 10.2, and 10.3, respectively, to the Company’s Current Reports on Form 8-K dated October 21, 2008)*

10.27	Audited consolidated financial statements of Solvision Inc. (Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated February 28, 2008)

10.28	Employment Agreement amendment, dated January 15, 2009, between Zygo Corporation and Brian M. Monti (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2009)*

10.29

Settlement Agreement and Mutual Release, dated as of April 2, 2009, by and among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC, and Zygo Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2009)

10.30	Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation. **

10.31	Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation. **

10.32	Employment contract dated November 16, 2007 between Zygo Corporation and David Person.

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit numbers 10.3, 10.5, 10.6, 10.7, 10.8, 10.9, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.24, 10.26, 10.28, and 10.32 are management contracts, compensatory plans or compensatory arrangements.

* Incorporated herein by reference.

** Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION

Registrant

By	/s/ Walter A. Shephard	Date	September 14, 2009

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

/s/ J. Bruce Robinson	Chief Executive Officer (principal	September 14, 2009
executive officer) and Director
J. Bruce Robinson

/s/ Walter A. Shephard	Vice President, Finance, Chief	September 14, 2009
Financial Officer, and Treasurer
Walter A. Shephard	(principal financial and accounting officer)

/s/ Eugene G. Banucci	Director	September 14, 2009

Eugene G. Banucci

/s/ Stephen D. Fantone	Director	September 14, 2009

Stephen D. Fantone

/s/ Samuel H. Fuller	Director	September 14, 2009

Samuel H. Fuller

/s/ Seymour E. Liebman	Director	September 14, 2009

Seymour E. Liebman

/s/ Robert B. Taylor	Director	September 14, 2009

Robert B. Taylor

/s/ Carol P. Wallace	Director	September 14, 2009

Carol P. Wallace

/s/ Gary K. Willis	Director	September 14, 2009

Gary K. Willis

/s/ Bruce W. Worster	Director - Chairman	September 14, 2009

Bruce W. Worster

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F-2	Report of Independent Registered Public Accounting Firm

F-4	Consolidated balance sheets at June 30, 2009 and 2008

F-5	Consolidated statements of operations for the years ended June 30, 2009, 2008, and 2007

F-6	Consolidated statements of stockholders’ equity for the years ended June 30, 2009, 2008, and 2007

F-7	Consolidated statements of cash flows for the years ended June 30, 2009, 2008, and 2007

F-8 to F-29	Notes to consolidated financial statements

Supplemental Schedules

S-1	Report of Independent Registered Public Accounting Firm

S-2	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. We also have audited the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1and 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Implementation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on July 1, 2007.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 14, 2009

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

	June 30, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$32,723	$26,421
Marketable securities (note 4)	4,015	17,639
Receivables, net of allowance for doubtful accounts of $2,550 and $349, respectively (notes 2, 6 and 18)	21,143	31,036
Inventories (notes 2 and 7)	30,452	37,542
Prepaid expenses	1,552	2,230
Income tax receivable (note 16)	1,022	241
Deferred income taxes (note 16)	—	12,143

Total current assets	90,907	127,252
Marketable securities (note 4)	499	6,963
Property, plant, and equipment, net (notes 2 and 8)	27,469	36,371
Deferred income taxes (note 16)	—	8,904
Intangible assets, net (notes 2 and 9)	4,211	9,522
Other assets	1,013	996

Total assets	$124,099	$190,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,191	$7,955
Accrued progress payments and deferred revenue	5,924	5,226
Accrued salaries and wages	3,648	4,156
Other accrued expenses (note 11)	6,402	5,032
Deferred income taxes	—	32

Total current liabilities	21,165	22,401

Long-term income tax payable	1,826	1,973
Other long-term liabilities	1,081	844

Minority interest	1,338	1,844

Commitments and contingencies (note 12)

Stockholders’ equity (notes 13, 14, and 15):
Common stock, $.10 par value per share:
40,000,000 shares authorized; 19,044,331 shares issued (18,824,670 in 2008); 16,914,978 shares outstanding (16,732,399 in 2008)	1,904	1,882
Additional paid-in capital	156,176	152,663
Retained earnings (Accumulated deficit)	(33,550)	32,514
Accumulated other comprehensive income (loss):
Currency translation effects	(200)	1,316
Net unrealized loss on marketable securities (note 4)	—	(39)

	124,330	188,336
Less treasury stock, at cost; 2,129,353 common shares (2,092,271 in 2008)	25,641	25,390

Total stockholders’ equity	98,689	162,946

Total liabilities and stockholders’ equity	$124,099	$190,008

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)

	Fiscal Year Ended June 30,

	2009	2008	2007

Net sales:
Products	$116,040	$159,036	$176,937
Development services (note 18)	—	—	4,051

	116,040	159,036	180,988

Cost of goods sold:
Products	84,572	94,213	100,835
Development services	—	—	2,970

	84,572	94,213	103,805

Gross profit	31,468	64,823	77,183

Selling, general, and administrative expenses	51,006	38,501	32,876
Research, development, and engineering expenses	24,715	24,275	22,038

Operating profit (loss)	(44,253)	2,047	22,269

Other income:
Interest income	885	2,367	2,990
Miscellaneous income (expense), net	444	(235)	(9)

Total other income	1,329	2,132	2,981

Earnings (loss) from operations before income tax expense and minority interest	(42,924)	4,179	25,250

Income tax expense (note 16)	(22,345)	(1,542)	(9,132)
Minority interest	(795)	(1,398)	(976)

Net earnings (loss)	$(66,064)	$1,239	$15,142

Basic - Earnings (loss) per share:	$(3.92)	$0.07	$0.83
Diluted - Earnings (loss) per share:	$(3.92)	$0.07	$0.81

Weighted average number of shares:
Basic	16,843	17,295	18,156

Diluted	16,843	17,648	18,601

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands of dollars)

	Total	Compre- hensive Income (Loss)	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Common Stock	Treasury Stock	Paid-In Capital

Balance at July 1, 2006	158,938		17,052	93	1,855	(5,287)	145,225
Comprehensive income:
Net earnings	15,142	$15,142	15,142

Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(19)	(19)
Foreign currency translation effect	131	131

Other comprehensive income		112		112

Comprehensive income		$15,254

Non-cash compensation charges related to stock options	2,189						2,189
Employee stock purchase	323				2		321
Repurchase of company stock	(48)					(48)
Exercise of employee stock options and related tax effect	1,121				12		1,109

Balance at June 30, 2007	177,777		32,194	205	1,869	(5,335)	148,844
Comprehensive income:
Net earnings	1,239	$1,239	1,239

Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(39)	(39)
Foreign currency translation effect	1,111	1,111

Other comprehensive income		1,072		1,072

Comprehensive income		$2,311

Non-cash compensation charges related to stock options	2,921						2,921
Employee stock purchase	267				2		265
Restricted stock vesting and related tax effect	(88)				4	(6)	(86)
Exercise of employee stock options and related tax effect	726				7		719
Adjustment recorded upon adoption of FIN 48 (note 16)	(919)		(919)
Repurchase of company stock	(20,049)					(20,049)

Balance at June 30, 2008	162,946		32,514	1,277	1,882	(25,390)	152,663
Comprehensive income (loss):
Net loss	(66,064)	$(66,064)	(66,064)

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	39	39
Foreign currency translation effect	(1,516)	(1,516)

Other comprehensive loss		(1,477)		(1,477)

Comprehensive loss		$(67,541)

Non-cash compensation charges related to stock awards	2,924						2,924
Employee stock purchase	207				3		204
Restricted stock vesting and related tax effect	(251)				17	(251)	(17)
Exercise of employee stock options and related tax effect	404				2		402

Balance at June 30, 2009	$98,689		$(33,550)	$(200)	$1,904	$(25,641)	$156,176

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Fiscal Year Ended June 30,

	2009	2008	2007

Cash provided by (used for) operating activities:
Net earnings (loss)	$(66,064)	$1,239	$15,142
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	8,167	7,478	6,519
Loss on disposal of assets	196	70	190
Deferred income taxes	21,211	(379)	6,606
Impairment of marketable securities	309	291	—
Impairment of property, plant, and equipment	4,460	—	—
Impairment of intangible assets	5,084	—	—
Restructuring charges	452	—	—
Inventory valuation reserves	4,949	239	341
Provision for doubtful accounts	3,142	566	(245)
Compensation cost related to share-based payment arrangements	2,924	2,921	2,189
Excess tax benefits from share-based payment arrangements	(9)	(43)	(190)
Minority interest	795	1,398	976
Other	(463)	198	356
Changes in operating accounts, excluding the effect of acquisition:
Receivables	11,047	3,505	1,833
Inventories	(792)	8,692	(5,305)
Prepaid expenses	(100)	(136)	(138)
Accounts payable, accrued expenses, and taxes payable	(1,738)	(11,462)	(13,193)

Net cash provided by (used for) operating activities	(6,430)	14,577	15,081

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(4,255)	(6,580)	(10,149)
Purchase of marketable securities	(8,174)	(20,934)	(38,546)
Additions to intangibles and other assets	(950)	(716)	(490)
Issuance of note receivable	—	(559)	—
Investments and acquisitions, excluding cash acquired	—	(5,079)	—
Proceeds from the sale and maturity of marketable securities	27,812	48,388	31,402
Proceeds from the formation of the joint venture and sale of other assets	11	222	24

Net cash provided by (used for) investing activities	14,444	14,742	(17,759)

Cash provided by (used for) financing activities:
Dividend payments to minority interest	(1,301)	(751)	(1,287)
Employee stock purchase	207	267	323
Excess tax benefits from share-based payment arrangements	9	43	190
Repurchase of company stock	—	(20,049)	(48)
Restricted stock vesting and related tax benefits	(251)	(88)	—
Exercise of employee stock options	185	726	1,121

Net cash provided by (used for) financing activities	(1,151)	(19,852)	299

Effect of exchange rate changes on cash and cash equivalents	(561)	(872)	(113)

Net increase (decrease) in cash and cash equivalents	6,302	8,595	(2,492)
Cash and cash equivalents, beginning of year	26,421	17,826	20,318

Cash and cash equivalents, end of year	$32,723	$26,421	$17,826

Supplemental Cash flow information:

Cash paid (refunded) for income taxes were ($2,340), $1,375, and $3,272 in fiscal 2009, 2008, and 2007, respectively.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009, 2008, and 2007
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Zygo Corporation is a worldwide supplier in optical metrology instruments, precision optics, and elecro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements are prepared in conformity with accounting priciples generally accepted in the United States of America (U.S. “GAAP”) and include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “Company”). All transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. Minority interest related to our ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of our earnings, net of tax, is reported as minority interest in the consolidated statements of operations. We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”) effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to September 14, 2009, the date of issuance of our financial statements.

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

Marketable Securities

We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist of corporate securities. Securities held by us at June 30, 2009 and 2008 were classified as held-to-maturity, available-for-sale, and trading. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investment is recorded at fair value and adjusted through stockholders’ equity. Trading investments are recorded at fair value and adjusted through the statement of operations.

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

Revenue Recognition

We recognize revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped. We have standard rights of return for defective products that we account for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related sale being recognized in its financial statements. These advance payments are included in accrued progress payments and deferred revenue in the consolidated balance sheet. Generally, these progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in accrued progress payments and deferred revenue until our applicable revenue recognition criteria have been met.

Research and Development

Research and development costs are expensed as incurred. For fiscal 2009, 2008, and 2007, we expensed $14,385, $20,350, and $16,791 of research and development expense. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. In fiscal 2007, reimbursements totaled $170. There were no reimbursed research and development costs in fiscal 2009 and 2008.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2009	June 30, 2008	June 30, 2007

Weighted average shares outstanding	16,843,186	17,294,973	18,155,627
Dilutive effect of stock options and restricted stock	—	353,090	445,675

Diluted weighted average shares outstanding	16,843,186	17,648,063	18,601,302

For fiscal 2009, 2008, and 2007, 2,170,002, 1,165,069, and 808,665, respectively, of the Company’s outstanding stock options and restricted stock awards were excluded from the calculation of diluted earnings per share because they were antidilutive.

Share-Based Compensation

We have two share-based compensation plans, which are described in Note 14. We account for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. SFAS 123(R) does not require the recording of compensation expense in periods prior to the date of adoption.

Share-based compensation expense for the fiscal year ended June 30, 2009 was $2,924, with a related tax benefit of $1,053. This increased cost of sales by $349, selling, general, and administration by $2,177, and research, development, and engineering by $398. Share-based compensation expense for the fiscal year ended June 30, 2008 was $2,921, with a related tax benefit of $1,052. This increased cost of sales by $239, selling, general, and administration by $2,340, and research, development, and engineering by $342. Share-based compensation expense for the fiscal year ended June 30, 2007 was $2,189, with a related tax benefit of $788. This increased cost of sales by $244, selling, general, and administration by $1,497, and research, development, and engineering by $448.

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

Adoption of New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the fourth quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the fourth quarter of fiscal year 2009. The adoption of FSP 115-2/124-2 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the fourth quarter of fiscal year 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

On July 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the provisions of SFAS 157 is not expected to have a material effect on us. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (“FSP No. 157-1”) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (“FSP No. 157-2”). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-1 and FSP No. 157-2 became effective for us upon adoption of SFAS No. 157. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. The Company has considered FSP No. 157-3 in its determination of estimated fair values as of June 30, 2009, and the impact was not material.

On July 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. We have chosen not to measure any other financial instrument or other items at fair value that are not currently required to be measured at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for us in the third quarter of fiscal 2009. The adoption of SFAS 161 did not have a material effect on our consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, FASB will not issue new standards in the form of Statements (SFAS’s) FASB Staff Positions (FSP’s) or Emerging Issues Task Force Abstracts (EITF’s), but rather it will issue Accounting Standards Updates (ASU’s). FASB will not consider ASU’s as authoritative in their own right as they will only serve to update the Codification, provide background information about guidance and provide the bases for conclusions on the changes in the Codification. SFAS No. 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009. We expect to revise the disclosure of the U.S. GAAP source references in our financial reporting upon the adoption of SFAS No. 168.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance that applies to all variable interest entities (VIEs) within the scope of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)) with focus on structured finance entities, as well as qualifying special-purpose entities currently outside the scope of FIN 46(R). SFAS No. 167 requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has controlling financial interest/is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise’s involvement in VIEs. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are in the process of evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact FSP 142-3 may have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. The provisions of SFAS 160 are effective for our fiscal year beginning July 1, 2009. The adoption of SFAS 160 will not have a material effect on our consolidated financial statements.

NOTE 2: ACQUISITIONS

On February 28, 2008, we acquired certain assets of Solvision, Inc. (“Solvision”), a Canadian-based company, including the shares of its Singapore subsidiary for $4,155, net of cash received, under the purchase method of accounting with the purchase price allocation being finalized in fiscal 2009. This final amount represents $4,240 of cash and $17 representing the value of assets received for the forgiveness of a $1,500 note extended to Solvision. In fiscal 2009 (as part of the final purchase price allocation) and 2008, $924 and $559, respectively, of the note was charged to bad debt expense. This acquisition allowed us to enter the market for in-line inspection of flip chip substrates and packaged integrated circuits. Included in the acquisition is the patented Fast Moiré Interferometer (“FMI”) technology for rapid 3D inspection. This acquisition was integrated into the Metrology segment. The results of operations of this acquisition have been included in the consolidated statement of operations commencing on February 28, 2008.

The following is the final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash	$102
Deposits	12
Accounts receivable	589
Inventory	1,376
Property and equipment	671
Customer relationships	1,165
Technology	1,847

Total assets	5,762
Less: Liabilities assumed	1,239
Deferred tax liability	266

Total	$4,257

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2009 and 2008. All acquired intangible assets were being amortized over their initial estimated useful lives of seven years with no estimated residual values. Annually we review our intangible assets for impairment. During our fiscal 2009 annual review of intangible assets, we determined, based on the downturn in the business climate for this product line and the level of current period operating losses, that all of the acquired intangible assets resulting from the acquisition in the prior year were impaired.

	Customer Relationships	Technology	Total

Balance at February 28, 2008	$1,290	$2,046	$3,336

Effect of foreign exchange	(9)	(16)	(25)
Amortization expense	(60)	(96)	(156)

Balance at June 30, 2008	1,221	1,934	3,155

Purchase accounting adjustments	(56)	(87)	(143)
Effect of foreign exchange	(171)	(277)	(448)
Amortization expense	(162)	(253)	(415)
Impairment charges	(832)	(1,317)	(2,149)

Balance at June 30, 2009	$—	$—	$—

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

Earnings (loss) per share amounts:
Basic- Earnings (loss) per share	$(0.08)	$0.47
Diluted - Earnings (loss) per share	$(0.08)	$0.46

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. On January 20, 2009, ZYGO announced that it notified ESI of ZYGO’s Board of Directors’ withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. On April 2, 2009, ESI and ZYGO agreed to terminate their previously executed merger agreement. Pursuant to the terms of the settlement agreement, ZYGO paid ESI a break-up fee of $5.4 million, and is liable for an additional $1.2 million in the event that on or before November 2, 2009, ZYGO’s Board of directors approves an alternate transaction proposal for the merger or sale of the company. During fiscal 2009, we paid an additional $2.9 million related to the merger in legal and various other related expenses. The break-up fee, legal and other expenses are included in selling, general, and administrative expenses.

NOTE 3: RESTRUCTURING AND RELATED COSTS

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tuscon, Arizona. During this period, we recorded restructuring and related charges totaling $2,158, including $955 in cost of sales, $1,013 in selling, general, and administration, and $190 in research, development, and engineering.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2009 and fiscal 2008 restructuring actions:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2008	$226	$—	$226
Restructuring charges	1,706	452	2,158
Payments	(1,670)	—	(1,670)

Balance at June 30, 2009	$262	$452	$714

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2007	$94	$—	$94
Restructuring charges	537	—	537
Payments	(405)	—	(405)

Balance at June 30, 2008	$226	$—	$226

NOTE 4: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2009 and 2008. The Company classifies these securities as held-to-maturity, trading, or available-for-sale.

Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at June 30, 2009 and 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2009 Corporate bonds	$4,015	$35	$—	$4,050

At June 30, 2008 Corporate bonds	$22,695	$103	$(51)	$22,747

At June 30, 2009 and 2008, all held-to-maturity securities consisted of corporate bonds. At June 30, 2009 these corporate bonds were in the following sectors: 22.5% in finance, 22.1% in utilities, 22.0% in real estate, and 33.4% in other. We have both the intent and the ability to hold such securities to maturity.

The cost, gross unrealized gains and losses, and fair value of available-for-sale securities, consisting of auction rate securities, at June 30, 2009 and 2008 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2009 Corporate bonds	$600	$—	$(600)	$—

At June 30, 2008 Corporate and local municipal bonds	$1,600	$—	$(330)	$1,270

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. The cost, gross unrealized gains and losses, and fair value of trading securities at June 30, 2009 and 2008 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2009 Mutual fund	$499	$—	$—	$499

At June 30, 2008 Mutual Fund	$682	$—	$(45)	$637

Maturities of investment securities classified as held-to-maturity at June 30, 2009 and 2008 were as follows:

	June 30, 2009		June 30, 2008

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$4,015	$4,050	$17,639	$17,668
Due after one year through five years	—	—	5,056	5,079

	$4,015	$4,050	$22,695	$22,747

Maturities of investment securities classified as available-for-sale at June 30, 2009 and 2008 were as follows:

	June 30, 2009		June 30, 2008

	Cost	Fair Value	Cost	Fair Value

Due within one year	$—	$—	$—	$—
Due after one year	600	—	1,600	1,270

	$600	$—	$1,600	$1,270

The following table shows our investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008. There were no securities in a continuous unrealized loss position at June 30, 2009

	Less than 12 months		Fiscal Year 2008 More than 12 months		Total
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses

Corporate and other	$6,154	$(25)	$1,245	$(65)	$7,399	$(90)

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity, and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review. We recognized an other-than-temporary impairment on one available-for-sale auction rate security during fiscal 2009 resulting in a loss of $309, which was recorded in the statements of operations as part of miscellaneous income (expense).

NOTE 5: FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

Assets Measured at Fair Value:
(Dollars in thousands)

		Fair value measurements at June 30, 2009

	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$499	$499	$—	$—
Foreign currency hedge	(14)	—	(14)	—

Total	$485	$499	$(14)	$—

Assets Measured at Fair Value on a Nonrecurring Basis:
(Dollars in thousands)

		Fair value measurements at June 30, 2009

	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

Property, plant, and equipment (1)	$1,237	$—	$—	$1,237	$(4,460)
Intangible assets (2)	649	—	—	649	(5,084)

Total	$1,886	$—	$—	$1,886	$(9,544)

(1) See Note 8

(2) See Note 9

When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The investment in Level 3 is an auction-rate security. For the period from July 1, 2008 to June 30, 2009, Level 3 assets were reduced from $270 to $0 as the result of an other than temporary impairment. There were no other activities in Level 3 fair value measurements during the period.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The remainder of our marketable securities at June 30, 2009 are accounted for as held-to-maturity investments and are recorded at amortized cost of $4,015.

NOTE 6: RECEIVABLES

At June 30, 2009 and 2008, receivables were as follows:

	June 30, 2009	June 30, 2008

Trade	$19,870	$30,816
Receivable from Nanometrics for sale of certain assets	3,392	—
Other	431	569

	23,693	31,385
Allowance for doubtful accounts	(2,550)	(349)

	$21,143	$31,036

On June 17, 2009, we and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics has purchased inventory and certain other assets relating to ZYGO’s Semiconductor Solutions business for approximately $3,392 and that the two companies have entered into a supply agreement. Under an exclusive OEM supply agreement, ZYGO will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. The arrangement is structured as an asset purchase and exclusive OEM supply agreement aimed at wafer-based markets. Nanometrics will assume all inventory, backlog and customer sales and support responsibilities and ZYGO will provide measurement sensors for integration by Nanometrics.

The allowance for bad debt increased in fiscal 2009 by $2,201 primarily due to additional allowances of $1,961 due to delays in receiving final payments in sales to certain customers in the Asia-Pacific region.

NOTE 7: INVENTORIES

At June 30, 2009 and 2008, inventories were as follows:

	June 30, 2009	June 30, 2008

Raw materials and manufactured parts	$15,214	$17,049
Work in process	11,313	14,763
Finished goods	3,925	5,730

	$30,452	$37,542

Inventories were reduced by reserves for excess and obsolete items of $9,551 and $4,602 as of June 30, 2009 and 2008, respectively.

NOTE 8: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2009 and 2008, property, plant, and equipment, at cost, were as follows:

	June 30, 2009	June 30, 2008	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,390	17,270	15-40
Machinery, equipment, and office furniture	56,214	62,940	3-8
Leasehold improvements	908	903	1-5
Construction in progress	570	2,050	—

	75,697	83,778
Less accumulated depreciation	(48,228)	(47,407)

	$27,469	$36,371

Depreciation expense for the fiscal years ended June 30, 2009, 2008, and 2007 was $7,337, $7,008, and $6,246, respectively. We recorded impairment charges on our plant, property, and equipment of $4,460 including $4,004 related to our precision positioning systems product lines in our metrology segment, as result of our review of our business operations in the current economic downturn. We utilized a future discounted cash flow model over five years to assess the net realizable value of our property, plant, and equipment in our positioning systems product line. These charges were included in cost of sales ($2,911), SG&A ($82) and RD&E ($1,467) on the consolidated statement of operations.

NOTE 9: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008	Estimated Useful Life (Years)

Patents and Trademarks	$5,586	$8,106	5-17
Covenant not-to-compete	851	—	4
Customer relationships and technology	—	3,311	7

	6,437	11,417
Accumulated Amortization	(2,226)	(1,895)

Total	$4,211	$9,522

A non-compete agreement went into effect with the retirement of an officer of the company in February 2009. This agreement requires payments totaling $878 over four years, including imputed interest of $27.

Intangible amortization expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $803, $570, and $322, respectively. Intangible amortization expense is estimated to be approximately $515 in fiscal 2010 and approximately $461, $407, $366, and $332 annually in fiscal 2011-2014, respectively. Amortization expense related to patents and trademarks is included in cost of goods sold in the consolidated statements of operations. Amortization expense related to customer relationships and technology is included in selling, general and administrative expense in the consolidated statements of operations.

We recorded an impairment charge of $2,935 on our patents related to our precision positioning systems product line in our metrology segment that was included in cost of sales on the consolidated statement of operations as result of our review of our business operations in the current economic downturn. We utilized a future discounted cash flow model over five years to assess the net realizable value of our patents in our precision positioning systems product line. In addition, we recorded an impairment charge of $2,149 on our customer relationships and technology that was included in total in selling, general and administrative expenses and research, development and engineering expenses on the consolidated statement of operations, as noted in Note 2.

NOTE 10: BANK LINE OF CREDIT

We had a $3,000 unsecured bank line of credit agreement bearing interest at our choice of either the prime rate (5.00% at June 30, 2008) or the one month LIBOR rate plus a variable interest rate of 1.0% to 2.5%, based on a pricing grid related to a certain debt ratio, adjusted quarterly. The agreement contained certain financial covenants which, among others, related to debt service and consolidated debt ratios. The line of credit expired in February 2009 and was not renewed. At June 30 2008, no amounts were outstanding under the bank line of credit.

NOTE 11: WARRANTY LIABILITY

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

As part of the asset purchase by Nanometrics, all related semiconductor systems will be warranted by us through June 2011. Nanometrics will provide warranty service and invoice us incurred expenses including a thirty percent mark-up. As of June 30, 2009, $162 of our warranty liability relates to these semiconductor systems.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “other accrued expenses” line item in the consolidated balance sheets:

	June 30, 2009	June 30, 2008

Beginning balance	$1,263	$1,552
Reductions for payments made	(1,067)	(1,012)
Changes in accruals related to warranties issued in the current period	2,273	1,810
Changes in accrual related to pre-existing warranties	(855)	(1,087)

Ending balance	$1,614	$1,263

NOTE 12: COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. During the twelve months ended June 30, 2009, we recorded a reserve of $1,360 for potential royalty claims. In the opinion of management, any excess settlement of the royalty claims above the amount recorded is not expected to have an adverse effect on our financial condition, results of operation, or liquidity.

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

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2014. Total lease expense, net, charged to operations was $2,420 (including $452 attributable to restructuring expense related to the Tucson manufacturing facility as described in Note 3), $1,844, and $1,363, in fiscal 2009, 2008, 2007, respectively. At June 30, 2009, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Year ending June 30,	Minimum Future Gross Lease Commitments

2010	$1,563
2011	1,156
2012	380
2013	225
2014	68

Total minimum lease payments	$3,392

Nanometrics, as part of the asset sale, has agreed to sublease our Oregon facility for approximately $90 per year through March 2013.

NOTE 13: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a 401(k) program. Profit-sharing cash distributions are determined annually at the discretion of the Board of Directors. There have been no profit sharing cash distributions for fiscal 2009. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We contribute to the 401(k) program based on matching up to 4% of an employee’s contributions. The 401(k) match has been suspended as of April, 1, 2009 as part of our cost-savings measures. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock’s fair market value cannot exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2009, 2008, and 2007, amounted to $967, $1,035, and $3,630, respectively.

NOTE 14: SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans

ZYGO has two share-based compensation plans. The Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock up to a total of 3,300,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period at a rate of 25% each year. Generally, restricted stock awards have 50% of their restrictions lapse after three years and the remaining 50% lapse after four years. The 2002 Plan will expire on August 27, 2012. Pursuant to the terms of the 2002 Plan, the Board of Directors may also amend the 2002 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Options issued to non-employee directors are now issued under this plan. As part of director’s compensation for services to our company, non-employee directors are granted 5,000 restricted shares, and the chairman of the board is granted 7,500 restricted shares, which vest after one year, on an annual basis and each new non-employee director will be granted options to purchase 16,000 shares of common stock on his or her first day of service, at the market value per share on the date of grant. These options will vest over a four year period at a rate of 25% each year.

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

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2009, 2008, and 2007 were $3.77, $4.99, and $6.23, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2009, 2008, and 2007, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Fiscal Years Ended June 30,

	2009	2008	2007

Term	4-4.6 Years	4.0 Years	4.1 Years
Volatility	45.5%	45.7%	52.1%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.5-2.9%	2.5-4.2%	4.7-4.8%
Forfeiture rate	9.5%	11.0%	10.7%

Term – This is the period of time over which the options granted are expected to remain outstanding. Options granted generally have a maximum term of ten years. An increase in the expected term will increase compensation expense.

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

The following table summarizes information about our stock options granted under our share-based compensation plans for fiscal 2009, 2008, and 2007:

	June 30, 2009		June 30, 2008		June 30, 2007

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,058,639	$25.33	2,057,766	$25.80	2,082,636	$26.03
Granted	169,000	$9.61	125,900	$12.30	175,000	$13.47
Exercised	(21,125)	$8.65	(69,848)	$8.44	(108,740)	$8.85
Expired or cancelled	(297,942)	$37.01	(55,179)	$34.05	(91,130)	$27.75

Options - Outstanding-end of year	1,908,572	$22.72	2,058,639	$25.33	2,057,766	$25.80

Options vested or expected to vest	1,846,583	$23.10	2,004,989	$25.68	2,018,558	$26.05

Options - Exercisable-end of year	1,573,272	$25.19	1,718,789	$27.95	1,668,766	$29.13

At June 30, 2009, outstanding options at the end of the year had no intrinsic value with a weighted average remaining contractual life of 4.4 years. At June 30, 2009, options vested or expected to vest at the end of the year had no intrinsic value. In addition, exercisable options at the end of the year had no intrinsic value with a weighted average remaining contractual life of 3.5 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2009.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2009	Weighted Average Exercise Price

$ 5.09 - $ 7.67	215,238	4.3	$6.28	183,238	$6.49
$ 7.90 - $11.99	749,250	5.4	$10.12	578,250	$9.94
$12.29 - $18.64	635,914	4.8	$14.62	503,614	$15.04
$18.74 - $32.09	9,100	1.7	$23.37	9,100	$23.37
$33.18 - $65.69	17,600	1.3	$44.39	17,600	$44.39
$70.00 - $90.81	281,470	1.2	$85.73	281,470	$85.73

$ 5.09 - $90.81	1,908,572	4.4	$22.72	1,573,272	$25.19

As of June 30, 2009, there was $1,165 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.31 years.

The total intrinsic value of stock options exercised was $56, $280, and $778 and the total fair value of stock awards vested was $754, $1,005, and 1,267 during the fiscal year ended June 30, 2009, 2008 and 2007, respectively.

Cash received from stock option exercises and the associated tax benefit for the fiscal year ended June 30, 2009 was $203.

Restricted Stock

The following table summarizes information about restricted stock awards granted under share-based compensation plans for the fiscal years ended June 30, 2009, 2008, and 2007:

	June 30, 2009		June 30, 2008		June 30, 2007

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non vested balance at beginning of year	635,147	$12.23	368,176	$12.90	148,200	$11.51
Granted	189,200	$9.72	327,050	$12.00	261,450	$13.92
Vested	(213,060)	$11.63	(43,858)	$16.46	(8,457)	$16.33
Forfeited	(59,637)	$11.87	(16,221)	$11.86	(33,017)	$13.86

Non vested balance at end of year	551,650	$11.46	635,147	$12.23	368,176	$12.90

As of June 30, 2009, there was $4,307 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.2 years.

At June 30, 2009, an aggregate of 1,210,537 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

ZYGO cancelled its non-compensatory Employee Stock Purchase Plan (“ESPP”) during fiscal 2009. Under the ESPP, employees who elected to participate had the ability to purchase common stock at a 5% discount from the market value of such stock. The ESPP permitted an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock available under the ESPP was 500,000. At June 30, 2008 and 2007, we had withheld from employees $144 and $145, respectively, for the purchases of shares under this plan, and in July 2008 and 2007, we issued approximately 13,072 and 10,325 shares of common stock, respectively. In January 2009, we issued 12,897 shares of common stock under the plan.

NOTE 16: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

	Fiscal Year Ended June 30,

	2009	2008	2007

Earnings from operations	$22,066	$1,542	$9,132
Amounts charged to stockholders’ equity	279	(56)	(164)

	$22,345	$1,486	$8,968

The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income (loss) amounts:

	Fiscal Year Ended June 30,

	2009	2008	2007

Earnings (loss) from operations - U.S.	$(39,440)	$(959)	$21,612
Earnings (loss) from foreign operations	(3,484)	5,138	3,638

	$(42,924)	$4,179	$25,250

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended June 30,

	2009	2008	2007

Current:
Federal	$(20)	$44	$403
State	185	(201)	325
Foreign	1,190	2,078	1,626

	1,355	1,921	2,354

Deferred:
Federal	18,277	(246)	6,411
State	2,567	221	439
Foreign	146	(354)	(72)

	20,990	(379)	6,778

Total	$22,345	$1,542	$9,132

The total income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2009, 2008, and 2007 to earnings before income taxes for the following reasons:

	Fiscal Year Ended June 30,

	2009	2008	2007

Computed “expected tax expense (benefit)”	$(15,023)	$1,463	$8,837
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	1,789	13	497
Export tax incentives	—	—	(372)
Research credit	—	—	(62)
Permanent items	83	—	—
Foreign tax differential	584	(29)	208
Deferred tax asset valuation allowance	36,037
Other, net	(1,125)	95	24

	$22,345	$1,542	$9,132

The Company’s tax rate for fiscal 2007 was negatively impacted by the repeal of the EIE. The Company claimed a benefit on foreign trading income from foreign sales through December 31, 2006. The Company does not expect any significant tax benefit from the Manufacturing Deduction as provided in IRC Sec. 199 due to its net operating loss carryforward (“NOL”) position.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2009 and 2008 are presented below:

	June 30, 2009	June 30, 2008

Deferred tax assets:
Accounts receivable	$321	$75
Accrued liabilities and other	6,297	1,388
Inventory valuation	1,349	2,908
Stock award compensation	2,486	2,039
Federal, foreign, and state net operating loss carryforwards and credits	29,950	20,377
Contributions	73	63

Deferred tax assets	40,476	26,850

Deferred tax liabilities:
Prepaid expenses	(152)	(108)
Property, plant, and equipment	(791)	(3,492)
Intangible assets	11	(277)

Deferred tax liability	(932)	(3,877)

Net deferred tax assets before valuation allowance	39,544	22,973
Valuation allowance	(39,544)	(2,105)

Net deferred tax asset	$—	$20,868

The net current deferred tax assets and net non-current deferred tax assets as recorded on the balance sheet as of June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008

Net current deferrred tax asset	$—	$12,111
Net noncurrent deferred tax asset		8,757

Net deferred tax asset	$—	$20,868

The deferred tax provisions for 2009 and 2008 do not reflect the tax benefit (expense) of ($279) and $56, respectively, resulting from amounts charged to other comprehensive income and paid in capital, from the exercise of employee stock options.

Management believes, based upon the uncertain and volatile market conditions and the fact that the Company is now in a cumulative pre tax accounting loss position (exclusive of permanent items) over the evaluation period, it is no longer more likely than not that the current deferred tax assets, net of deferred tax liabilities, of $39,544 as of June 30, 2009 will be realized. The evaluation period used by the Company is three years. In future periods, the allowance could be reduced based on future positive evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

At June 30, 2009, our share of the cumulative undistributed earnings of foreign subsidiaries was $1,733. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2009, we have federal, state, and foreign NOL carryforwards of approximately $56,253, $3,805, and $3,674, respectively, and various state and foreign credit carryforwards of $3,636 and $110. The federal NOL will expire from fiscal 2023 through fiscal 2028, while the state NOL and credits will expire from fiscal 2013 through fiscal 2028. The foreign NOL will begin to expire in 2014. We also have federal general business credit carryforwards of approximately $4,911, which are available to reduce federal income taxes, if any, through 2019 and begin to expire in 2012. In addition, the Company also has alternative minimum tax credit carryforwards of approximately $789, which are available to reduce future federal regular income taxes, if any, over an indefinite period. All deferred assets relating to the NOL’s and credits has been fully reserved in the valuation allowance at June 30, 2009.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carryforwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the year ended June 30, 2008, we recognized an additional liability of $88 for uncertain tax positions and for the year ended June 30, 2009, we released a reserve for $46. The total liability for unrecognized tax benefits was $1,826 at June 30, 2009. We are not aware of any other tax positions that would create a significant adjustment to the unrecognized tax benefits during July 1, 2008 through June 30, 2009.

The following table is a reconciliation of the beginning and ending balances of unrecognized tax benefits:

Unrecognized tax benefit, July 1, 2007	$1,784
Gross increases - 2008 filing positions	88

Unrecognized tax benefit, June 30, 2008	1,872

Gross increases - current filing positions	(46)

Unrecognized tax benefit, June 30, 2009	$1,826

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 1997. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2005. We are currently under an income tax audit by the IRS for domestic taxes for the period ended June 30, 2007.

NOTE 17: SEGMENT REPORTING

Our business is organized into two operating divisions – Metrology Solutions (Metrology segment) and Optical Systems (Optics segment). Consistent with our business structure, we reported our segments as Metrology and Optics. The Metrology segment consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optics segment consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. The chief operating decision-maker uses this information to allocate resources.

	Fiscal Year Ended June 30,

	2009	2008	2007

Metrology
Sales	$84,072	$105,700	$132,264
Gross profit	27,462	50,529	62,189
Gross profit as a % of sales	33%	48%	47%

Optics
Sales	$31,968	$53,336	$48,724
Gross profit	4,006	14,294	14,994
Gross profit as a % of sales	13%	27%	31%

Total
Sales	$116,040	$159,036	$180,988
Gross profit	31,468	64,823	77,183
Gross profit as a % of sales	27%	41%	43%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating assets, depreciation, and amortization are U.S. based. Sales by geographic area based on shipping destination were as follows:

	Fiscal Year Ended June 30,

	2009	2008	2007

Americas:
America	$53,999	$75,596	$71,330
Canada	1,457	1,551	—

Total Americas	55,456	77,147	71,330
Far East:
Japan	26,352	44,354	66,613
Pacific Rim	20,721	15,202	23,985

Total Far East	47,073	59,556	90,598

Europe	13,511	22,333	19,060

Total	$116,040	$159,036	$180,988

NOTE 18: TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2009, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), amounted to $16,229 (14% of net sales), $30,711 (19% of net sales), and $48,147 (27% of net sales), for the years ended June 30, 2009, 2008, and 2007, respectively. Substantially all of these sales occurred in the Metrology segment. Selling prices of products sold to Canon are based, generally, on the normal terms given to distributors. Revenues generated from development contracts were recorded on a cost-plus basis.

In September 2002, we entered into a contract with Canon related to the development of certain interferometers. In March 2004, we signed a preliminary agreement to begin further add-on work; the definitive agreement for this additional work was signed in December 2004. In February 2005, we entered into two additional agreements with Canon related to the development of prototype production tools and accessories. Work on these development services was completed during the third quarter of fiscal 2007. During fiscal 2007, we recognized revenue in the Metrology segment of $4,051, for the original contract and subsequent add-on work. At June 30, 2009 and 2008, there were, in the aggregate, $592 and $3,032, respectively, of trade accounts receivable from Canon.

NOTE 19: HEDGING ACTIVITIES

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

As of June 30, 2009, we had seven foreign currency forward contracts outstanding with notional amount aggregating to $3,170. Net unrealized (loss) gains recognized from foreign currency forward contracts for fiscal 2009, 2008 and 2007 was ($49), ($161), and $148, respectively, and are included in other income in the consolidated statements of operations. These gains or losses are substantially offset by foreign exchange losses or gains on intercompany balances recorded by our subsidiaries.

NOTE 20: QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2009

	September 30,	December 31,	March 31,	June 30, (a)

Net sales	$38,392	$33,450	$20,031	$24,167

Gross profit (loss)	$16,811	$12,256	$3,156	$(755)

Net earnings (loss)	$503	$(4,041)	$(15,101)	$(47,425)

Basic earnings (loss) per share	$0.03	$(0.24)	$(0.90)	$(2.81)

Diluted earnings (loss) per share	$0.03	$(0.24)	$(0.90)	$(2.81)

	For the Fiscal Year Ended June 30, 2008

	September 30,	December 31,	March 31,	June 30,

Net sales	$31,714	$40,369	$38,456	$48,497

Gross profit	$11,052	$16,646	$15,549	$21,576

Net earnings (loss)	$(944)	$1,179	$(49)	$1,053

Basic earnings (loss) per share	$(0.05)	$0.07	$—	$0.06

Diluted earnings (loss) per share	$(0.05)	$0.07	$—	$0.06

(a) Significant fourth quarter fiscal 2009 charges consisted of a valuation allowance on deferred tax assets of $35,805, asset impairment charges of $7,498, provision for doubtful accounts $1,961, and severance and restucturing charges of $1,290.

*     *     *     *     *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zygo Corporation
Middlefield, Connecticut

We have audited the consolidated financial statements of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and for each of the three years in the period ended June 30, 2009, and the Company’s internal control over financial reporting as of June 30, 2009, and have issued our report thereon dated September 14, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, on July 1, 2007); such consolidated financial statements and report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 14, 2009

S - 1

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2009, 2008, and 2007

(Thousands of dollars)

Description	Balance at Beginning of Year	Provision	Write-Offs and Other	Balance at End of Year

Year Ended June 30, 2009
Allowance for doubtful accounts	$349	$3,142	$941	$2,550

Valuation allowance on net deferred tax assets	$2,105	$37,439	$—	$39,544

Year Ended June 30, 2008
Allowance for doubtful accounts	$333	$566	$550	$349

Valuation allowance on net deferred tax assets	$2,170	$(65)	$—	$2,105

Year Ended June 30, 2007
Allowance for doubtful accounts	$588	$(245)	$10	$333

Valuation allowance on net deferred tax assets	$1,630	$564	$24	$2,170

S - 2

EXHIBIT INDEX

EXHIBIT TABLE NUMBER

10.30	Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation.

10.31	Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation.

10.32	Employment contract dated November 16, 2007 between Zygo Corporation and David Person.

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002