Form 10-K/A
period 2009-06-30
ZYGO CORP
filed 2009-10-26
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________________ to ___________________________________

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

YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

16,988,156 Shares of Common Stock, $.10 Par Value, at September 1, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 that was filed with the Securities and Exchange Commission (“SEC”) on September 14, 2009 (the “Original Filing”; and as amended by this Amendment, “this Annual Report”). Because ZYGO has determined that it will not file its definitive proxy statement within 120 days of the end of its fiscal year ended June 30, 2009, ZYGO is filing this Amendment to include the information required by Part III and not included in the Original Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list of our current directors, together with certain information concerning each such individual.

Director	Principal Occupation During Past Five Years and Certain Other Directorships	Age	Director Since

Eugene G. Banucci	Chairman, Founder, and former Chief Executive Officer of ATMI, Inc. (a supplier of specialty materials and packaging to the semiconductor industry) for more than the last five years. Director of Clean Harbors, Inc.	66	2003

Stephen D. Fantone	Founder, Chief Executive Officer, and President of Optikos Corporation (an optical engineering firm specializing in optical instrumentation, test equipment, industrial and medical systems, and consumer products) for more than the last five years. Director of Rofin-Sinar Technologies, Inc.	56	2009

Samuel H. Fuller	Chief Technology Officer and Vice President of Research and Development of Analog Devices, Inc. (a manufacturer of precision high-performance integrated circuits) for more than the last five years.	63	2003

Seymour E. Liebman	Executive Vice President, Chief Administrative Officer, and General Counsel of Canon U.S.A., Inc. for more than the last five years. Executive Officer of Canon Inc. since April 2009.	60	1993

J. Bruce Robinson	Chief Executive Officer of ZYGO since June 2009; Chairman and Chief Executive Officer of ZYGO from December 2006 to June 2009; Chairman, President, and Chief Executive Officer of ZYGO from November 2000 to December 2006; President and Chief Executive Officer of ZYGO from November 1999 to November 2000; President of ZYGO from February 1999 to November 1999.	67	2000

Robert B. Taylor	Senior Vice President for Finance and Administration of the Colonial Williamsburg Foundation for more than the last five years. Director of Medidata Solutions, Inc.	62	1988

Carol P. Wallace	Chairman, President, and Chief Executive Officer of Cooper-Atkins Corporation (a worldwide supplier and manufacturer of temperature, time, and humidity instruments for global foodservice, HVAC/R, industrial, and OEM markets) for more than the last five years. Director of CT Water Service, Inc.	54	2005

Gary K. Willis	Private Investor since November 2001. Mr. Willis served on the Board of Directors of ZYGO from February 1992 to November 2000, including Chairman of the Board of Directors from November 1998 to November 2000, and served as President and Chief Executive Officer from 1992 and 1993 through 1999, respectively. Director of Plug Power Corporation, Rofin-Sinar Technologies, Inc., and Vion Pharmaceuticals Inc.	64	2009

Bruce W. Worster	Chairperson, Zygo Corporation from June 2009 to present. Private Investor since 2001. Advisor to Peninsula Equity Partners, LLC since 2002; Vice President, Strategic Manufacturing Technology of JDS Uniphase Corporation from 1999 to 2001; and President of Ultrapointe Corporation (a subsidiary of JDS Uniphase) from 1997 to 1998.	66	2002

CORPORATE GOVERNANCE

Board Matters

          As of the date of this Annual Report, the Board of Directors consisted of nine members, each of whom was elected at the Annual Meeting of Stockholders held on June 16, 2009 (the “June 2009 Annual Meeting”) to serve until our next annual meeting of stockholders. The Board of Directors has determined that each of Eugene G. Banucci, Samuel H. Fuller, Robert B. Taylor, Carol P. Wallace, Gary K. Willis and Bruce W. Worster qualifies as an independent director under applicable Securities and Exchange Commission rules and regulations and the NASDAQ Listing Rules. In accordance with contractual arrangements entered into with Mr. Willis prior to his retirement in 2001, (i) Mr. Willis continues to be covered under ZYGO’s medical insurance plans, with Mr. Willis paying the premiums therefor, (ii) Mr. Willis continues to be covered under a $1 million key man life insurance policy, which premium is paid by ZYGO and will be reimbursed to ZYGO, together with a 5% annual rate of return on the capital outlay for such policy, from any proceeds of the policy that are paid upon Mr. Willis’ death, and (iii) Mr. Willis continues to have a consulting agreement with ZYGO under which he is paid $6,500 per year. In accordance with their terms, these contractual arrangements are scheduled to expire when Mr. Willis reaches the age of 65. The Board of Directors has determined that this historical relationship and these contractual arrangements would not interfere with Mr. Willis’ ability to exercise independent judgment in carrying out the responsibilities of a director of ZYGO.

          Nineteen meetings of the Board of Directors were held in fiscal 2009. Each director attended at least 75% of the total number of meetings held during fiscal 2009 of the Board of Directors and Committees on which he or she served that were held during the period in which the individual served as a Board of Directors or Committee member. While the Company does not currently have a formal policy regarding the attendance of directors at the Annual Meeting of Stockholders, directors are encouraged to attend. Eight of the individuals currently serving as directors attended the June 2009 Annual Meeting of Stockholders.

Chairperson

          In June 2009, the Board of Directors elected Mr. Worster as Chairperson. The Chairperson has the following responsibilities: (i) schedule calendar of Board meetings and preside over executive sessions of the Board and other meetings of non-management and independent directors and, as appropriate, provide prompt feedback to the CEO; (ii) serve as a liason between the CEO and the Board of Directors; (iii) consult with the CEO, with input from the Board of Directors, regarding the planning of agenda topics for the Board meetings and, as appropriate, Committee meetings; (iv) monitor significant issues and enterprise risks that may arise between Board meetings and assure that the entire Board becomes involved, when appropriate; and (v) undertake other duties as may be specifically assigned by the Board of Directors on a situational basis.

Committees of the Board of Directors

          The Board of Directors has an Audit Committee, Compensation Committee, and Corporate Governance/Nominating Committee to assist it in the discharge of its responsibilities. A current copy of our Audit Committee Charter, Corporate Governance/Nominating Committee Charter, Compensation Committee Charter and Code of Business Conduct and Ethics are available free of charge on our website at www.zygo.com. Copies of these documents are also available in print free of charge to any stockholder who requests them. Requests should be sent to Secretary, Zygo Corporation, Laurel Brook Rd., Middlefield, Connecticut, 06455.

Audit Committee

          The Audit Committee is responsible for the appointment, compensation, and oversight of our independent registered public accounting firm which prepares or issues an audit report or related work, oversees the accounting and financial reporting processes and audits of the financial statements and reviews the procedures and policies with respect to internal accounting controls. Twelve meetings of the Audit Committee were held in fiscal 2009. Ms. Wallace and Messrs. Taylor and Fuller presently are the members of the Audit Committee and are independent in accordance with Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Mr. Taylor, the current chairperson of the Audit Committee, satisfies the criteria adopted by the Securities and Exchange Commission to serve as an “audit committee financial expert.”

Compensation Committee

          The principal role of the Compensation Committee is to oversee the design and management of our compensation philosophy and compensation programs. The Compensation Committee supervises our compensation policies; administers the employee incentive plans; reviews or recommends compensation arrangements for certain executive officers and key employees; engages, together with the Corporate Governance/Nominating Committee, in CEO succession planning; approves significant employee benefits; and recommends to the Board of Directors amendments to existing employee benefit plans and the adoption of any new benefit plans.

          Since March 2006, the Compensation Committee has retained Radford, an Aon Consulting Company (“Radford”) to assist the Compensation Committee in determining our total compensation program. Radford reports directly to the Compensation Committee, and advises it with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards. Radford also reviewed our compensation arrangements for our named executive officers and provided us with comparative market data that identifies the compensation policies and arrangements offered by similarly-situated public companies, including executive succession arrangements. Radford provides the Compensation Committee with analysis regarding salaries, bonuses, equity programs and employment compensation, as well as providing other consulting services as determined by the Compensation Committee.

          The Compensation Committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to our executive officers, including all of our named executive officers. The CEO, in consultation with other members of senior management, makes decisions regarding the compensation of all other executives, subject to review and approval by the Compensation Committee, including the determination, of performance goals under our performance-based incentive compensation program. The Compensation Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of all non-employee directors.

          Messrs. Banucci, Fuller, and Willis presently are the members of the Compensation Committee and are independent in accordance with the NASDAQ Listing Rules. Mr. Banucci is the chairperson of the Compensation Committee. The Compensation Committee held four meetings during fiscal 2009.

Corporate Governance/Nominating Committee

          The Corporate Governance/Nominating Committee considers candidates (and potential candidates) to serve as directors who are brought to its attention from whatever source, and recommends to the full Board of Directors the names of those persons willing to serve and who the committee believes will be in our overall best interest to have serve as a director. The Corporate Governance/Nominating Committee utilizes a variety of methods for identifying and evaluating director candidates. The Corporate Governance/Nominating Committee may consider candidates recommended by our directors, members of management, professional search firms, or stockholders. These candidates may be considered at any point during the year. The Corporate Governance/Nominating Committee will evaluate any director candidates recommended by a stockholder in the same manner as candidates otherwise identified by the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee does not have minimum qualification requirements for director candidates. However, it will consider a number of factors in assessing candidates, including the following:

•	Personal and professional qualities, ethical standards, experience, accomplishments and reputation in the business community and otherwise; and

•	The ability and willingness to participate fully in board activities, including attendance at, and active participation in, meetings of the board and its committees.

The Corporate Governance/Nominating Committee will also consider whether candidates are independent and possess leadership qualities. Stockholders who wish to propose director candidates for consideration by the Corporate Governance/Nominating Committee may do so by writing to our Secretary, giving the candidate’s name, biographical data, and qualifications.

          The Corporate Governance/Nominating Committee also serves as our corporate governance committee, charged with developing and recommending to the Board of Directors a set of corporate governance, business conduct, and ethics principles for ZYGO. The Corporate Governance/Nominating Committee reviews these principles at least annually and recommends changes to the Board of Directors when appropriate. Ms. Wallace and Messrs. Banucci and Taylor presently are the members of the Corporate Governance/Nominating Committee and are independent in accordance with the NASDAQ Listing Rules. Ms. Wallace is the chairperson of the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee held four meetings during fiscal 2009.

Code of Ethics

          The Board has adopted a Code of Ethics applicable to all employees, including our executive officers. The Code of Ethics is available on our website at www.zygo.com.

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

          Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2009, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than ten percent beneficial owners were complied with on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

          Overview

          The Compensation Committee of our Board of Directors seeks to align our executive compensation programs with our values and objectives, management and business strategies, financial performance, individual performance and increased stockholder value.

          The Compensation Committee establishes all elements of compensation paid to the Chief Executive Officer (“CEO”) and reviews and approves all elements of compensation paid to our executive officers, including all of the other executive officers reported in the Summary Compensation Table (these executive officers, together with the CEO, are referred to as the “named executive officers”). The CEO makes decisions regarding the compensation of all other executives, subject to review and approval by the Compensation Committee. The Compensation Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of all non-employee directors.

          Compensation Philosophy and Objectives

          We apply a consistent philosophy to the compensation programs for all employees based on the principle that our achievements result from the coordinated efforts of all individuals working toward common objectives. Our basic philosophy is that the success of both ZYGO and an employee depends on achieving a level of performance focused on contributions that support our business goals. Our guiding compensation objectives focus on:

•

attracting and retaining highly qualified individuals to serve in critical positions with us by striving to be a highly regarded employer who seeks to offer competitive compensation and career opportunities;

•	aligning employee compensation with our objectives, financial performance and stockholder value; and

•	sharing our financial success with employees.

          We support a “pay for performance and contributions” philosophy by tracking performance and recognizing and rewarding employee contributions toward financial success. We strive to implement strategies for delivering compensation that are well structured, competitive with our peer companies, provide sufficient emphasis on pay for performance and contributions and are appropriately aligned with our financial goals and long-term stockholder returns. Our compensation program is designed to reward our employees for their performance and contributions to the achievement of key business goals.

          Compensation Consultant

          The Compensation Committee has directly engaged Radford as its compensation consultant to assist in determining our total compensation program. Radford provides the Compensation Committee with competitive market data and analysis regarding salaries, bonuses, equity programs, employment contracts, CEO succession planning and other employee compensation, and makes recommendations concerning board of director compensation. In addition, Radford provides other consulting services as determined by the Compensation Committee. See the discussion below and under the heading “Compensation Committee” earlier in the Corporate Governance section of the Annual Report for additional information.

          Determining Executive Compensation and Competitive Positioning

          The Compensation Committee reviews executive officer compensation not less than annually to ensure it is consistent with our compensation philosophy, company and individual performance, changes in the market and changes in the executives’ individual responsibilities. Each year we conduct a review of each executive officer, including the CEO. The CEO presents to the Compensation Committee his evaluation of each executive officer, which includes a review of the executive’s contribution and performance during the past year (as compared to the goals established at the beginning of the year for the executive as described in more detail below), strengths, weaknesses, development plans and succession potential. The reviews typically focus on the executive’s performance in the past year. The Compensation Committee, based on the CEO’s presentation and the Committee’s own assessment, then determines which of the previously set targets were met for each executive and, if appropriate, approves each executive’s performance-based incentive award for the past year, including any discretionary elements to such awards. As part of this review and analysis, and as more fully described below, the Compensation Committee also determines the elements of each executive officer’s total compensation, including performance-based compensation, for the following fiscal year, taking into account in each case the CEO’s evaluation, the scope of the executive’s responsibilities and experience and the Compensation Committee’s own review of survey data provided by Radford.

          The Compensation Committee, in determining our CEO’s compensation, also takes into account his position, his years of dedicated service and his industry expertise along with competitive market data. The Compensation Committee also considers the CEO’s unique responsibilities in overseeing all of our businesses, operations, development and overall strategy, and his role as the public face of our company, which shapes our corporate image and identity. These factors differentiate our CEO from the other named executive officers. In light of these factors, the Compensation Committee believes that our CEO’s compensation is appropriate and adequately reflects our compensation objectives.

          Toward the end of each fiscal year, executive management, including all of our named executive officers, develops, and the board of directors approves, our operating and financial goals for the following year based on the confidential strategic plan and budget. These company goals drive the specific performance goals for our named executive officers for the following year. Management works with the Compensation Committee to establish these goals and the Compensation Committee approves them at the beginning of each year. The Compensation Committee establishes goals for our executives so that target attainment is not assured; meaning the executives’ receipt of compensation for performance at or above target will require significant effort on their part. See the discussion under “Performance-Based Incentive Compensation” below.

          Each year, the Compensation Committee benchmarks our salary, cash and equity incentive compensation levels and practices against a peer group of comparable high-technology companies to determine the amount of named executive officer compensation. The Compensation Committee believes this group of companies (described in more detail below) provides an appropriate peer group because we compete against them for employees at the executive level, are of similar size, and have similar or best market practices in our industry. The Compensation Committee uses data that it obtains from these companies through surveys, proxy statements and other public filings. In addition, this data is supplemented by survey data provided by Radford on companies within the broader semiconductor and high technology markets with annual revenues between $50 and $200 million. The Compensation Committee periodically reviews the companies in our peer group and adds or removes companies as necessary in an effort to ensure that our peer group comparisons are meaningful. The companies that comprised our peer group in fiscal 2009 for the purposes of compensation are: Cohu, Inc., Electro Scientific Industries, Inc., Excel Technology, Inc., Faro Technologies, Inc., GSI Group, Inc., II-VI Incorporated, Intevac, Inc., Keithley Instruments, Inc., LeCroy Corp., LTX Corp., Mattson Technology, Inc., Nanometrics, Inc., Newport Corp., and Rudolph Technologies, Inc.

          The Compensation Committee targets all elements of compensation at the market median (50th percentile) for our peer group. The Compensation Committee does not target a specific mix of pay. The Compensation Committee targets total direct compensation (comprised of base salary, annual cash incentives and equity-based compensation) to be heavily driven by company performance. At the target level of performance, total direct compensation is positioned at the median of our peer group, although actual compensation paid can be below 25th percentile or above 75th percentile, based on actual performance. To arrive at these levels of the base salaries, cash incentive targets, and total direct compensation of our named executive officers, the Compensation Committee considers corresponding percentile data gathered from proxy statements for the positions of the named executive officers in relation to the named executive officers of our peer group, as well as the same data from published surveys for each position, where available. Further, individuals may be paid above or below targeted levels based on individual performance and tenure.

          Fiscal 2009 Executive Compensation Components

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

          In fiscal 2009, the compensation for the named executive officers was comprised of the following elements:

•	Base salary

•	Performance-based incentive compensation

•	Long-term equity incentive compensation

•	Deferred compensation and other benefits

•	Perquisites

          Base Salary: Base salary reflects the executive’s responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at comparable high-technology companies. The base salary provides a basic level of compensation and is necessary to recruit and retain executives. As discussed above, the Compensation Committee (with the CEO for the other named executive officers) establishes salaries on the basis of personal performance and the advice and the competitive market data provided by Radford. Temporary salary reductions of 10% were implemented for all officers for the third and fourth quarters of fiscal 2009. The CEO took a temporary pay reduction of 15% for the third quarter and 10% for the fourth quarter of fiscal 2009, respectively. In addition, three unpaid weeks of furlough were taken by all executive officers during the second half of fiscal 2009.

          Performance-Based Incentive Compensation: We have designed a performance-based management incentive program to promote high performance and goal achievement by our executives, including our named executive officers. Our annual incentive bonus program is tied to the achievement of pre-established business goals for the fiscal year. The annual incentive bonus program is designed to support our strategic business objectives, promote the attainment of specific financial goals, reward achievement of specific performance objectives, and encourages leadership and teamwork. The annual cash bonus program targets are based on our confidential strategic plan and budget for the year. The Compensation Committee establishes threshold and maximum performance targets in conjunction with management. The amount of each executive’s annual incentive bonus program payout is based on the extent to which we achieve or exceed the targets. Each executive is assigned a participation level which generally reflects the executive’s rank and is expressed as a percentage of the executive’s base salary. The 2009 annual cash bonus program participation level as a percentage of the executive’s base salary is as follows: CEO 70%; CFO 50%; President, Optical Systems Division 40%; Senior Vice President, Worldwide Operations 40%; Vice President, Human Resources 35%. No executives received a cash bonus payout for fiscal 2009.

          The Compensation Committee works with the CEO to define his annual goals. Our CEO’s financial goals for fiscal 2009 were based upon earnings before interest and taxes (“EBIT”) and revenue. Each component was assigned a percentage weighting (EBIT – 80%, and revenue 20%) of the bonus. To the extent actual EBIT and actual revenue were greater or less than the target, the payout for each of the goals was the percentage of the actual EBIT (or revenue) divided by the budgeted EBIT (or revenues). In no event could the payout on the EBIT goal be more than 150% and there would be no payout if the actual EBIT was less than 70% of the EBIT goal, the minimum threshold. In no event could the payout on the revenue goal be more than 150% and there would be no payout if the actual revenue was less than 70% of the revenue goal, the minimum threshold. There was no payout of the annual cash bonus for the CEO for fiscal 2009.

          The CEO works in conjunction with the other named executive officers to develop their company goals, which are approved by the Compensation Committee. The named executive officers’ goals are designed to align with the company and CEO goals. The fiscal 2009 goals for our named executive officers are specific to each named executive officer and are based on their respective business functions and responsibilities.

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

          Payout of specific performance goals are subject to our achievement of the minimum threshold of the corporate EBIT goal. If the company does not attain the minimum EBIT threshold, no specific performance goals are taken into account in determining the cash payout. Individual goals are either met or not met and are then affected by the corporate goal percentage. There were no payouts of the annual cash bonus for fiscal 2009 for any of our named executive officers.

          The specific corporate EBIT goal as well as the strategic execution and target levels used in determining annual bonuses for our CEO and other named executive officers are based upon confidential business plan financial objectives and related internal projections. The goals are specific to our strategic initiatives, including new product introduction, strategic marketing initiatives, and research and development projects, which are proprietary and strategic to our growth.

          Maximum financial targets reflect ambitious goals which can be attained when business results are exceptional. During the last five fiscal years, we have failed to reach the 70% target twice (resulting in no annual cash bonus program payout), fallen short of the 100% target once and exceeded the 100% target twice. Also, during this period of time, we have never reached the maximum threshold. The Compensation Committee maintains discretion to pay more or less than the calculated annual cash bonus in circumstances when the Compensation Committee deems such an award is warranted. There were no discretionary amounts awarded during the fiscal 2009 annual cash bonus program.

          We may adjust our performance targets under our annual cash bonus program to eliminate the effects of charges for the following: restructurings; amortization of acquisition-related intangible assets; discontinued operations; extraordinary items and all items of gain, loss or expense determined to be extraordinary or unusual in nature or related to the disposal of a segment of a business or related to a change in accounting principle, all as determined in accordance with standards established by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and the cumulative effect of accounting changes, in each case as determined in accordance with generally accepted accounting principles or identified in our financial statements, notes to the financial statements and/or in management’s discussion and analysis of financial condition and results of operations (MD&A) appearing in our annual report for the applicable year. We believe it is appropriate to use adjusted EBIT because the Compensation Committee and management use the same measure to evaluate the day-to-day performance of businesses. Accordingly, the Compensation Committee believes adjusted EBIT is an appropriate measure of company performance on which to base its performance compensation decisions. Unless otherwise noted, any reference we make to “EBIT” means “adjusted EBIT”. We do not expect any structural changes to the annual performance-based incentive compensation program in fiscal 2010.

          Long Term Equity Incentive Compensation: We grant equity awards (stock options, restricted stock, restricted stock units, and such other equity awards that may be approved by the Board of Directors from time to time) under our 2002 Equity Incentive Plan to provide long-term incentives for executive officers and key employees. Equity awards are designed to align the interests of employees with those of the stockholders and to provide each individual with a significant incentive to manage the company from the perspective of a stockholder. In addition to stock option awards, the Compensation Committee believes restricted stock and restricted stock unit grants are beneficial because they offer a retention incentive that is provided at no cost to our named executive officers.

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

          The exercise price of an option is the closing price of our common stock on NASDAQ on the date of grant. Our stock plan prohibits the grant of any option with an exercise price lower than the grant date closing price. Options generally vest 25% each year over four years. Restricted stock awards and restricted stock units generally vest over four years, 50% after three years and the remaining 50% after the fourth year. We do not select grant dates for our named executive officers in coordination with the release of material non-public information.

          In January 2008, we granted 85,000 performance-based restricted stock units to our CEO. This was a special, one-time retention grant that vested ratably in two installments. The Compensation Committee determined the amount of the award by reference to market data provided by Radford, as described above. Fifty percent of the restricted stock vested on November 15, 2008 upon the attainment or waiver of specified performance criteria. Subsequently, the second installment of the stock grant representing 42,500 shares was cancelled, since the termination of the proposed merger with Electro Scientific Industries, Inc. had made it impossible for the CEO to achieve the stated objectives. Any other increases, bonuses or long-term incentives would be made consistent with the CEO’s position and the goals as defined by the Compensation Committee during the normal compensation review period.

          Deferred Compensation and Other Benefits: The Compensation Committee believes that offering deferred compensation arrangements is reasonable and consistent with our overall compensation program because they better enable us to attract and retain superior employees for key positions. We offer a 401(k) plan to provide our employees a tax-advantaged savings vehicle. All of our U.S. employees are entitled to participate in our 401(k) plan. Non-U.S. employees are covered under different retirement plans. Our plan allows us to match dollar-for-dollar on the first 3% of employee contribution, and $0.50 on the dollar for the next 2% of employee contribution. As part of our cost-cutting measures, in fiscal 2009 we suspended the 401(k) match program until otherwise reinstated. Additionally, under our Amended and Restated Profit Sharing Plan, employees may receive a discretionary 401(k) contribution, determined annually by the Board of Directors, comprised of profit sharing.

          We also offer a non-qualified deferred compensation plan to provide our key executives, including all of the named executive officers, a tax-advantaged savings vehicle. Investment vehicles mirror the qualified deferred compensation plan. There are no company contributions made to this plan. Currently, the CEO is the only named executive officer participating in the non-qualified deferred compensation plan. We believe our deferred compensation plans, in the aggregate, enhance our ability to attract and retain key employees because they enhance the range of benefits we offer to key employees.

          In fiscal 2001, we initiated an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees could elect to contribute, on an after-tax basis, between 1% and 10% of their eligible salary to purchase our Common Stock, provided that an employee could not purchase more than $25,000 worth of company stock per year pursuant to Internal Revenue Service restrictions. We issue shares of our Common Stock under the ESPP in semi-annual offerings to eligible electing employees at a price that is equal to 95% of the Common Stock’s fair value at the end of the semi-annual period. In fiscal 2009, the Compensation Committee suspended the ESPP until otherwise reinstated.

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

          Perquisites: We provide named executive officers with perquisites, reflected in the “All Other Compensation” column in the Summary Compensation Table below. The Compensation Committee believes these perquisites are reasonable and consistent with our overall compensation program, because they better enable us to attract and retain superior employees for key positions. The Compensation Committee reviews and approves perquisites provided to the named executive officers. These benefits include an automobile allowance, 401(k) Company match, discretionary 401(k) Company contribution, and the cost of premiums paid on life insurance.

          Severance Plans

          The Compensation Committee believes there are long-term benefits to stockholders by retaining senior executives in the competitive employment environment. We have entered into employment agreements with certain of our named executive officers that provide these executives with severance benefits, as discussed further under “Potential Payments upon Termination or Change of Control” below.

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

          Conclusion

          In reviewing our compensation programs, we have concluded that each element of compensation, as well as the total compensation delivered to the named executive officers and other executives, is reasonable, appropriate, and in the best interests of the company and our stockholders. We believe these programs meet our objectives of establishing a compensation package that attracts and retains a strongly motivated leadership team, shares the company’s financial success with employees, aligns the compensation of the executives with our goals and stockholder value, and rewards outstanding performance and the achievement of strategic goals. At the same time, the compensation package is intended to remain consistent with those offered by competitive companies within the industry. We believe that our compensation programs have enabled us to recruit and secure a talented and motivated leadership team through which we strive toward improving stockholder value. In addition, we believe that each named executive officer’s compensation levels during fiscal 2009 adequately reflect our compensation objectives.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal 2009 required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors (and the Board of Directors approved) that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K. This report is provided by the following independent directors, who comprise the committee:

COMPENSATION COMMITTEE

EUGENE G. BANUCCI, Chairperson
SAMUEL H. FULLER
GARY K. WILLIS

Compensation Committee Interlocks and Insider Participation

          No member of the Compensation Committee (i) was, during fiscal 2009, an officer or employee of ZYGO or any of our subsidiaries nor (ii) had any relationship with us that would require disclosure. No other interlocking relationship existed between any member of the Compensation Committee or one of our executive officers, on the one hand, and any member of the Compensation Committee or an executive officer of any other entity, on the other hand.

SUMMARY COMPENSATION TABLE

          The following table contains information concerning the compensation for our Chief Executive Officer, Chief Financial Officer, and our other three most highly compensated executive officers (which we collectively refer to as the “named executive officers”), for the years ended June 30, 2009, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

				(1)	(2)	(3)	(4)	(5)
J. Bruce Robinson	2009	$378,551	$-	$306,776	$109,880	$-	$(138,183)	$18,754	$675,778
Chief Executive	2008	$425,000	$-	$60,732	$152,318	$-	$(74,419)	$22,039	$585,670
Officer	2007	$420,018	$-	$57,559	$188,493	$318,539	$112,833	$21,693	$1,119,135

Walter A. Shephard	2009	$240,871	$-	$97,224	$101,466	$-	$-	$17,462	$457,023
Vice President, Chief	2008	$256,533	$-	$53,252	$102,939	$-	$-	$20,166	$432,890
Financial Officer,	2007	$241,040	$-	$33,251	$45,056	$124,859	$-	$22,920	$467,126
Treasurer
Douglas J. Eccleston	2009	$216,691	$-	$55,936	$58,985	$-	$-	$17,728	$349,340
Senior Vice President,	2008	$231,852	$-	$29,263	$47,053	$-	$-	$19,567	$327,735
Precision Positioning	2007	$224,817	$-	$18,561	$41,752	$69,985	$-	$26,766	$381,881
Solutions
David J. Person	2009	$183,484	$-	$41,975	$45,512	$-	$-	$17,009	$287,980
Vice President	2008	$195,925	$-	$22,269	$49,284	$-	$-	$10,800	$278,278
Human Resources	2007	$189,760	$-	$14,390	$66,562	$51,605	$-	$10,800	$333,117

John M. Stack	2009	$218,551	$-	$65,531	$98,323	$-	$-	$19,416	$401,821
President,	2008	$233,333	$-	$38,262	$57,975	$-	$-	$19,617	$349,187
Optics Division	2007	$139,038	$-	$17,233	$19,749	$62,371	$-	$78,009	$316,400

James Northup (6)	2009	$241,258	$-	$125,481	$96,974	$-	$-	$304,903	$768,616
Former President,	2008	$259,167	$-	$43,523	$65,991	$-	$-	$20,202	$388,883
Metrology Division	2007	$171,998	$-	$23,116	$28,108	$75,000	$-	$7,425	$305,647

Carl A. Zanoni (7)	2009	$178,340	$-	$47,751	$25,678	$-	$-	$408,952	$660,721
Former Senior	2008	$274,300	$-	$27,305	$56,354	$-	$-	$19,024	$376,983
Vice President	2007	$272,976	$-	$17,987	$70,873	$113,121	$-	$21,374	$496,331
Technology Director

(1)

This column represents the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal restricted stock awards as well as for restricted stock awards granted in prior fiscal years. Refer to the “Grants of Plan-Based Awards” table below for information on awards made in fiscal 2009. The assumptions used in calculating these amounts are set forth in Note 14 to our 2009 Consolidated Financial Statements, included in this Annual Report.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal stock option grants as well as for stock option grants granted in prior fiscal years. Refer to the “Grants of Plan-Based Awards” table below for information on awards made in fiscal 2009. The assumptions used in calculating these amounts are set forth in Note 14 to our 2009 Consolidated Financial Statements, included in this Annual Report.

(3)	This column represents our performance-based incentive bonuses. Mr. Robinson elected to defer a portion of his fiscal 2007 bonus included in this column.
(4)	For further details refer to “Nonqualified Deferred Compensation” below.

(5)	Consists of the following for fiscal 2009:

Category	Robinson	Shephard	Eccleston	Person	Stack	Northup	Zanoni
Auto allowance	$10,800	$10,800	$10,800	$10,800	$10,800	$10,800	$7,200
401(k) Company match	7,324	4,862	5,182	4,729	6,856	4,006	3,933
Severance	-	-	-	-	-	272,745	-
Board of Director fees	-	-	-	-	-	-	6,563
Covenant not-to-compete	-	-	-	-	-	-	390,878
Placement services	-	-	-	-	-	15,000	-
Computer	-	-	-	-	-	552	-
Life insurance	630	1,800	1,746	1,480	1,760	1,800	378

Total Other Income	$18,754	$17,462	$17,728	$17,009	$19,416	$304,903	$408,952

(6)

Mr. Northup ceased to be an employee as of June 26, 2009. The amount listed for Mr. Northup in the “All Other Compensation” column includes severance pay. For further details refer to “Employment Agreements” on page 15.

(7)

Mr. Zanoni ceased to be an employee as of February 28, 2009 and ceased to be a director of ZYGO as of June 16, 2009. The amount listed for Mr. Zanoni in the “All Other Compensation” column includes payments under a non-compete agreement. For further details refer to “Potential Payments Upon Termination or Change in Control” on page 20.

GRANTS OF PLAN-BASED AWARDS

          The following table shows all plan-based awards granted to the named executive officers during fiscal 2009.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant date Fair Value of Stock and Option Awards ($/Sh)

		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)

								(1)	(2)		(3)
J. Bruce Robinson	-							-	-		-
Walter A. Shephard	8/20/08							10,000	30,000	$10.67	$239,619
Douglas J. Eccleston	8/20/08							7,500	20,000	$10.67	$168,637
David J. Person	8/20/08							5,000	15,000	$10.67	$119,809
John M. Stack	8/20/08							12,000	30,000	$10.67	$260,959
James R. Northup	8/20/08							12,000	30,000	$10.67	$260,959
Carl A. Zanoni	-							-	-		-

(1)

This column shows the number of shares of restricted stock granted in fiscal 2009 to the named executive officers. Restricted stock granted vests 50% after year three, and the remaining 50% after the fourth year.

(2)	This column shows the number of shares of stock options granted in fiscal 2009 to the named executive officers. The stock options vest 25% a year over four years.
(3)

This column shows the full grant date fair value of stock awards under SFAS 123R granted to the named executive officers. The assumptions used in calculating these amounts are set forth in Note 14 to our Consolidated Financial Statements included in this Annual Report.

(4)

Fifty percent of the restricted stock vested on November 15, 2008 upon the attainment or waiver of specified performance criteria. The second installment of the grant representing 42,500 shares was cancelled, since the termination of the proposed merger with Electro Scientific Industries, Inc. had made it impossible for the CEO to achieve the stated objectives.

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

          In February 2004, Mr. Shephard agreed to serve as Vice President-Finance, Chief Financial Officer, and Treasurer. Mr. Shephard’s terms of employment provide for a starting salary of $195,000. Mr. Shephard also was provided a stock option grant to purchase 15,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock options vesting at the end of each of the first four years. Effective June 15, 2007, Mr. Shephard’s employment agreement was amended to increase his annual base salary to $244,200 (or such higher amount as the Board of Directors may determine from time-to-time).

          In November 2006, we entered into an employment agreement with Mr. Stack, which was subsequently amended. Under the employment agreement, Mr. Stack receives an annual base salary of $225,000, or such higher amount as the Board of Directors may determine from time-to-time. The employment agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice. The employment agreement also provided for the grant to Mr. Stack of a stock option to purchase 15,000 shares of our Common Stock, at the market price on the date of grant, with 25% of the stock option vesting at the end of each of the first four years.

          In November 2007, we entered into an employment agreement with Mr. Eccleston. Under the employment agreement, Mr. Eccleston receives an annual base salary of $233,000, or such higher amount as the Board of Directors may determine from time-to-time. The employment agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice.

          In November 2007, we entered into an employment agreement with Mr. Person. Under the employment agreement, Mr. Person receives an annual base salary of $197,000, or such higher amount as the Board of Directors may determine from time-to-time. The employment agreement, which was for an initial term of one year, provides for automatic one-year renewal terms unless terminated by either party upon thirty (30) days prior written notice.

          During fiscal 2009, each of the named executive officers participated in company-wide pay reduction programs, including furloughs and pay decreases.

          Mr. Northup ceased to be employed by ZYGO on June 26, 2009. Mr. Northup’s employment agreement provided for a severance package in the event we terminated his services. Mr. Northup is being paid his base salary from the time of his termination to 12 months thereafter. Mr. Northup was also provided job placement services of up to $15,000.

          In addition, each of our agreements with Messrs. Robinson, Shephard, Stack, Eccleston, and Person provide for certain “Change in Control” and other severance payments in the event of the involuntary termination of their respective employment by ZYGO. We and Dr. Zanoni entered into an agreement not to compete that commenced upon the first calendar date that he ceased to be employed by ZYGO, which was February 28, 2009. These arrangements are more fully described below under the heading “Potential Payments upon Termination or Change of Control.”

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table shows the number of outstanding equity awards held by the named executive officers at June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
								(1)
J. Bruce Robinson	20,000	-		$9.50	8/17/09	8,000	(2)	$37,280
	15,000	-		$77.75	9/7/10	16,000	(3)	$74,560
	52,700	-		$87.00	9/28/10
	16,925	-		$18.64	6/25/11
	35,000	-		$12.51	8/19/11
	25,000	-		$6.54	8/25/12
	50,000	-		$10.00	8/17/13
	15,000	-		$9.01	8/22/14
	30,000	10,000	(7)	$10.40	8/23/15
	20,000	20,000	(8)	$12.83	8/22/16
Walter A. Shephard	15,000	-		$16.45	2/26/14	4,750	(2)	$22,135
	9,000	-		$9.01	8/22/14	9,000	(3)	$41,940
	11,250	3,750	(7)	$10.40	8/23/15	10,300	(4)	$47,998
	7,500	7,500	(8)	$12.83	8/22/16	10,000	(5)	$46,600
	6,425	19,275	(9)	$12.36	8/20/17
	-	30,000	(10)	$10.67	8/19/18
Douglas J. Eccleston	7,500	-		$5.20	3/9/13	2,400	(2)	$11,184
	4,000	-		$10.00	8/17/13	5,500	(3)	$25,630
	9,000	-		$9.01	8/22/14	5,400	(4)	$25,164
	6,000	2,000	(7)	$10.40	8/23/15	7,500	(5)	$34,950
	4,000	4,000	(8)	$12.83	8/22/16
	3,375	10,125	(9)	$12.36	8/20/17
	-	20,000	(10)	$10.67	8/19/18
David J. Person	3,750	-		$9.50	8/17/09	2,000	(2)	$9,320
	8,000	-		$77.75	9/7/10	4,000	(3)	$18,640
	5,500	-		$87.00	9/28/10	4,000	(4)	$18,640
	3,375	-		$18.64	6/25/11	5,000	(5)	$23,300
	7,000	-		$12.51	8/19/11
	11,200	-		$6.54	8/25/12
	25,000	-		$10.00	8/17/13
	8,000	-		$9.01	8/22/14
	5,250	1,750	(7)	$10.40	8/23/15
	3,500	3,500	(8)	$12.83	8/22/16
	2,125	6,375	(9)	$12.36	8/20/17
	-	15,000	(10)	$10.67	8/19/18
John M. Stack	7,500	7,500	(11)	$16.74	11/19/16	10,000	(6)	$46,600
	7,500	7,500	(12)	$15.32	2/8/17	6,000	(4)	$27,960
	3,775	11,325	(9)	$12.36	8/20/17	12,000	(5)	$55,920
	-	30,000	(10)	$10.67	8/19/18
James R. Northup (13)	17,500	-		$13.30	9/26/09
	3,775	-		$12.36	9/26/09
Carl A. Zanoni (14)	11,200	-		$6.54	6/16/12
	25,000	-		$10.00	6/16/12
	9,000	-		$9.01	6/16/12

(1)	This value is based on the closing price of our Common Stock on the NASDAQ Global Market on June 30, 2009, which was $4.66 per share, multiplied by the number of shares indicated.
(2)	The restricted stock was granted on August 24, 2005 and vests 50% on August 24, 2008 and 50% on August 24, 2009.

(3)	The restricted stock was granted on August 23, 2006 and vests 50% on August 23, 2009 and 50% on August 23, 2010.
(4)	The restricted stock units were granted on August 21, 2007 and vests 50% on August 21, 2010 and 50% on August 21, 2011.
(5)	The restricted stock units were granted on August 20, 2008 and vests 50% on August 20, 2011 and 50% on August 20, 2012.
(6)	The restricted stock was granted on November 20, 2006 and vests 50% on November 20, 2009 and 50% on November 20, 2010.
(7)

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

(9)

The option to purchase these shares was granted on August 21, 2007, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(10)

The option to purchase these shares was granted on August 20, 2008, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(11)

The option to purchase these shares was granted on November 20, 2006, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(12)

The option to purchase these shares was granted on February 9, 2007, including the number of securities underlying unexercised options exercisable. The total option award vests 25% annually over four years.

(13)

Mr. Northup ceased to be employed by ZYGO on June 26, 2009. In accordance with the terms of Mr. Northup’s agreement with us, all of Mr. Northup’s outstanding stock options expire on September 26, 2009, to the extent not earlier exercised or expired. In addition, pursuant to our vesting formula for restricted stock grants, all of Mr. Northup’s unvested restricted stock and restricted stock units outstanding on June 26, 2009 were cancelled. As of June 26, 2009, 15,250 shares of restricted stock were vested and 17,750 shares of restricted stock were cancelled.

(14)

Dr. Zanoni ceased to be employed by ZYGO on February 28, 2009 and ceased to be a director of ZYGO as of June 16, 2009. In accordance with the terms of Dr. Zanoni’s agreement with us, the expiration dates of Dr. Zanoni’s outstanding stock options were adjusted, as reflected in the table. In addition, pursuant to our vesting formula for restricted stock grants, all of Dr. Zanoni’s unvested restricted stock and restricted stock units outstanding were cancelled. As of June 16, 2009, 12,513 shares of restricted stock were vested and Dr. Zanoni’s remaining 2,187 shares of restricted stock were cancelled.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2009

The following table shows the number of shares vested for the named executive officers during fiscal 2009.

Option Exercises and Stock Vested

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

J. Bruce Robinson	-	$-	50,500	$350,420

Walter A. Shephard	-	$-	4,750	$45,553

Douglas J. Eccleston	-	$-	2,400	$23,016

David J. Person	-	$-	2,000	$19,180

John M. Stack	-	$-	-	$-

James R. Northup	-	$-	10,453	$77,623

Carl A. Zanoni	-	$-	12,513	$64,928

PENSION BENEFITS

ZYGO does not have a tax-qualified defined benefit plan and/or supplemental executive retirement plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table contains information related to our named executive officers’ nonqualified deferred compensation in fiscal year 2009.

Name	Year	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

J. Bruce Robinson	2009	$-	$-	$(138,183)	(1)	$-	$499,062
Walter A. Shephard	2009	$-	$-	$-		$-	$-
Douglas J. Eccleston	2009	$-	$-	$-		$-	$-
David J. Person	2009	$-	$-	$-		$-	$-
John M. Stack	2009	$-	$-	$-		$-	$-
James R. Northup	2009	$-	$-	$-		$-	$-
Carl A. Zanoni	2009	$-	$-	$-		$-	$-

     (1) This amount was reflected as compensation in the Summary Compensation Table.

          Under our Executive Deferred Compensation Plan, certain key executives are eligible to defer receipt of up to 100% of their non-equity incentive compensation.

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

          J. Bruce Robinson, Chief Executive Officer, is the only named executive officer who currently participates in the nonqualified deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

          The employment agreements with Messrs. Robinson, Shephard, Stack, Eccleston, and Person described above provide for a severance package in the event we terminate their employment (other than for justifiable cause (as defined in each of the employment agreements), disability, or death). Under the package, Messrs. Robinson, Shephard, and Stack would be paid their respective base salary from the time of their involuntary termination to 12 months thereafter. Under the package, Messrs. Eccleston and Person would be paid their respective base salary from the time of their involuntary termination to 6 months thereafter. In addition, in the event Messrs. Robinson and Stack, resign within 90 days of a “Change of Control” (as defined in his agreement) of our company, and/or Mr. Shephard resigns within one year of a Change of Control, and/or Messrs. Eccleston and Person resign as a result of a Change of Control, their respective agreement generally provides for (i) the continued payment of his salary for a one-year period for Messrs. Robinson, Shephard, and Stack and 6 months for Messrs. Eccleston and Person (ii) the continuation, for a period of the lesser of one year or until covered by another plan, of all existing health insurance, dental coverage, life insurance, AD&D and long-term disability coverage then in effect for Messrs. Robinson, Shephard, and Stack and 6 months or until covered by another plan for Messrs. Eccleston and Person and (iii) a pro-rated bonus to Messrs. Shephard, Eccleston, and Person (based on the target bonus amount for the fiscal year in which the Change of Control occurs providing Messrs. Shephard, Eccleston, and Person are still employed 90 days after the Change of Control).

          The following table presents the potential estimated payments to each named executive officer as if the individual’s employment had been terminated as of June 30, 2009, the last business day of fiscal 2009. If applicable, the amounts in the table were calculated using the closing market price of ZYGO’s common stock on June 30, 2009, which was $4.66 per share.

Potential Payments upon Termination or Change of Control

Name		Severance Pay($)	Equity with Accelerated Vesting ($) (1)	Pro-rated Bonus($)	Continued Perquisites and Benefits($) (2)	Total ($)

J. Bruce Robinson	Change in Control (3)	$425,000	$26,408	$-	$13,773	$465,181
	Involuntary Termination	$425,000	$26,408	-	-	$451,408

Walter A. Shephard	Change in Control (4)	$269,360	$109,449	$-	$8,234	$387,043
	Involuntary Termination	$269,360	$46,558	-	-	$315,918

Douglas J. Eccleston	Change in Control (5)	$121,160	$69,191	$-	$8,145	$198,496
	Involuntary Termination	$121,160	$27,894	-	-	$149,054

David J. Person	Change in Control (5)	$102,637	$48,543	$-	$6,665	$157,845
	Involuntary Termination	$102,637	$20,001	-	-	$122,638

John M. Stack	Change in Control (3)	$244,400	$130,480	$-	$17,947	$392,827
	Involuntary Termination	$244,400	$54,559	-	-	$298,959

(1)

The severance coverage for Mr. Robinson, in the event of a Change in Control, additionally provides for the automatic vesting of unvested options to purchase shares of Common Stock then held by Mr. Robinson at their stated exercise price, which range from $10.40 to $12.83 per share. The net value would be zero as the exercise price exceeded the fair market price per share.

(2)	Continued Perquisites and Benefits include health insurance, dental insurance, life insurance, accidental death and dismemberment, and long-term disability coverage.

(3)	In the event Messrs. Robinson and Stack are terminated as a result of a “Change of Control” or resign within 90 days of a “Change of Control”.

(4)	In the event Mr. Shephard is terminated as a result of a “Change of Control” or resigns within 1 year of a “Change of Control”.

(5)	In the event Messrs. Eccleston and Person are terminated as a result of a “Change of Control”.

          Effective February 8, 2007, we entered into a non-compete agreement with Dr. Carl Zanoni. The non-compete period began from February 28, 2009, the date Dr. Zanoni retired, and continues through February 28, 2013. In consideration of his agreement not to compete, Dr. Zanoni received an amount equal to his then base annual salary, paid in one lump sum on the commencement date; and will receive an amount equal to 85% of the base annual salary, payable in equal quarterly installments during the first year of the non-compete period; an amount equal to 65% of the base annual salary, payable in equal quarterly installments during the second year of the non-compete period; an amount equal to 45% of the base annual salary, payable in equal quarterly installments during the third year; and an amount equal to 25% of the base annual salary, payable in equal quarterly installments during the fourth year.

COMPENSATION OF DIRECTORS

          The following table contains information concerning the compensation to our Board of Directors for the year ended June 30, 2009.

Director Compensation

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eugene G. Banucci	2009	$35,938	$21,724	-	-	-	$57,662

Stephen D. Fantone (2)	2009	$6,563	$-	550	-	-	$7,113

Samuel H. Fuller	2009	$36,063	$21,724	-	-	-	$57,787

Seymour E. Liebman	2009	$30,625	$21,724	-	-	-	$52,349

Robert B. Taylor	2009	$50,750	$21,724	-	-	-	$72,474

Carol P. Wallace	2009	$40,875	$21,724	-	-	-	$62,599

Gary K. Willis (2)(3)	2009	$7,500	$-	550	-	6,500	$14,550

Bruce W. Worster	2009	$49,563	$22,246	-	-	-	$71,809

(1)

These columns represent the dollar amount recognized for financial statement reporting purposes (under SFAS 123R) with respect to current fiscal restricted stock and stock option awards as well as for restricted stock and stock option awards granted in prior fiscal years. The assumptions used in calculating these amounts are set forth in Note 14 to the our Consolidated Financial Statements for the fiscal year ending June 30, 2009 which is located on page F-22 of this Annual Report.

(2)	Messrs. Fantone and Willis became directors of ZYGO on June 16, 2009.

(3)	All Other Compensation includes payments for a consulting agreement with Mr. Willis.

          Effective November 16, 2006, each new director who is not also one of our employees (or an employee of any of our subsidiaries) (a “Non-Employee Director”) generally is granted an option to purchase 16,000 shares of Common Stock on his or her first day of service as a Non-Employee Director under our 2002 Equity Compensation Plan. Each Non-Employee Director is granted 5,000 restricted shares of Common Stock (7,500 restricted shares of Common Stock for the Chairman of the Board) on the date of each Annual Meeting subsequent to his or her first day of service during his or her service as a Non-Employee Director. All options are exercisable at a per share exercise price equal to the fair market value of the Common Stock on the date of grant, vest over a four year period at 25% per year, and have a ten year term. All restricted stock vests after one year. In addition, Non-Employee Directors receive $35,000 for an annual board retainer. The Non-Employee Director who chairs the Board of Directors receives a $70,000 annual retainer; who chairs the Audit Committee receives a $20,000 annual retainer; who chairs the Compensation Committee receives a $10,000 annual retainer; and who chairs the Corporate Governance/Nominating Committee receives an $8,000 annual retainer. Each non-chairperson member of the Audit Committee, Compensation Committee, and Corporate Governance/Nominating Committee also receives an annual retainer of $10,000, $5,000, and $3,000, respectively. Effective March 1, 2009, the annual retainers paid to each non-employee director was reduced by 25%. Each Non-Employee Director is also reimbursed for out-of-pocket expenses incurred as a result of attendance at a board or committee meeting. From August 19, 2003 to November 16, 2006, each new Non-Employee Director was granted an option to purchase 12,000 shares of Common Stock on his or her first day of service as a Non-Employee Director and an annual grant to purchase 6,000 shares of Common Stock on the date of each annual meeting after the initial year of service. Prior to August 19, 2003, each Non-Employee Director was granted an option to purchase 8,000 shares of Common Stock under our Amended and Restated Non-Employee Director Stock Option Plan on his or her first day of service as a Non-Employee Director and an annual grant to purchase 3,000 shares of Common Stock on the date of each Annual Meeting after the initial year of service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 21, 2009 (except as otherwise noted), (i) by each person known by us to own beneficially 5% or more of our Common Stock, (ii) by each director, (iii) by each executive officer named in the Summary Compensation Table (as provided earlier in this Annual Report), and (iv) by all directors and executive officers of our company as a group. All such beneficial owners have sole voting and investment power with respect to the shares of Common Stock shown as owned by them, except for shares which can be acquired by the exercise of stock options, and as may otherwise be noted. Unless otherwise indicated, the address for the named persons is c/o Zygo Corporation, Laurel Brook Road, Middlefield, Connecticut 06455.

Directors, Officers, and 5% Stockholders
	Amount and Nature of Beneficial Ownership (1)			Percentage of Total Shares Outstan- ding (1)

		Options Exercisable within 60 days
	Shares of Common Stock
			Total

5% or Greater Stockholders:
Canon Inc. (2)	1,210,410	—	1,210,410	7.1%
Dimensional Fund Advisors LP (3)	1,247,883	—	1,247,883	7.3%
T. Rowe Price Associates, Inc. (4)	1,450,972	—	1,450,972	8.5%
MAK Capital One LLC (5)	2,483,083	—	2,483,083	14.6%

Directors: (7)(9)
Eugene G. Banucci	11,000	26,000	37,000	*
Stephen D. Fantone	4,000	—	4,000	*
Samuel H. Fuller	11,000	26,000	37,000	*
Seymour E. Liebman (6)	52,000	30,000	82,000	*
J. Bruce Robinson	83,823	279,625	363,448	2.1%
Robert B. Taylor	22,500	30,000	52,500	*
Carol P. Wallace	10,000	18,000	28,000	*
Gary K. Willis	131,646	—	131,646	*
Bruce W. Worster (8)	17,000	29,000	46,000	*

Named Executive Officers: (7)(9)
J. Bruce Robinson	83,823	279,625	363,448	2.1%
Douglas J. Eccleston	8,589	46,250	54,839	*
David J. Person	8,656	88,325	96,981	*
Walter A. Shephard	16,527	70,600	87,127	*
John M. Stack	15,793	37,550	53,343	*
All Directors and Executive Officers as a group (14 persons) (6)	410,509	770,850	1,181,359	6.7%

*	Less than 1%

(1)

A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of September 21, 2009 upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that such options beneficially owned by such person (but not those owned by any other person) have been exercised.

(2)	Information derived from NASDAQ online as of September 18, 2009. The address of this holder is Canon, Inc., 20-2 Kiychara-Kogyo-Danchi, Utsunamiya-Shi, Tochigi-Ken 321-3292, Japan.

(3)

Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2009. The address of this holder is Dimensional Fund Advisors LP, Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)

Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2009. The address of this holder is 100 E. Pratt Street, Baltimore, Maryland, 21202.

(5)

Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on June 15, 2009. The address of this holder is 590 Madison Ave., 9th Floor, New York, New York, 10022.

(6)	Does not include 1,210,410 shares owned by Canon Inc., an affiliate of Canon U.S.A., Inc.

(7)	No shares are pledged as security.

(8)	7,000 shares are held in trust. Mr. Worster has shared voting and investment power and indirect ownership of the shares in trust.

(9)

Includes restricted shares awarded during 2005 and 2006 pursuant to our 2002 Equity Incentive Plan as follows: Eugene G. Banucci (5,000); Samuel H. Fuller (5,000); Seymour E. Liebman (5,000); J. Bruce Robinson (32,000); Robert B. Taylor (5,000); Carol P. Wallace (5,000); Bruce W. Worster (5,000); Douglas J. Eccleston (10,300); Walter A. Shephard (18,500); David J. Person (4,000); and All Directors and Executive Officers as a group (190,400). These shares are subject to forfeiture and vesting pursuant to the terms and conditions set forth in the Plan.

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information about shares of our Common Stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of June 30, 2009, including the 2002 Equity Incentive Plan, the Amended and Restated Non-Qualified Stock Option Plan, the Amended and Restated Non-Employee Director Stock Option Plan, and the Employee Stock Purchase Plan. The Amended and Restated Non-Employee Director Stock Option Plan expires in November 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	1,908,572	$22.72	1,111,537
Equity Compensation Plans Not Approved by Stockholders	25,000 (1)	$18.64	—

Total	1,933,572	$22.67	1,111,537

(1)	Represents a warrant issued to Zetetic Institute, which is described below.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          We do not have a formal, written policy for related party transactions. At varying times in the past, related party transactions have been approved by the Audit Committee, subject to the approval of the Board of Directors (with the recusal of any interested director, as necessary). Generally, a related party transaction is on terms no less favorable to the third party than terms generally available to an unaffiliated third party under the same or similar circumstances.

          Mr. Seymour E. Liebman, a member of our Board of Directors since 1993, has been the Executive Vice President and General Counsel of Canon U.S.A., Inc., an affiliate of Canon Inc. (“Canon”) since 1996 and an Executive Officer of Canon since April 2009. Canon beneficially owns more than five percent of our Common Stock. Canon Sales Co., Inc., a subsidiary of Canon, acts as an exclusive distributor of certain of our products in Japan. Sales to Canon and Canon Sales Co., Inc. aggregated approximately $16 million for fiscal 2009, or approximately 14% of our total net sales. Selling prices were based, generally, on the normal terms given to domestic distributors. In addition, Canon and we have entered into agreements providing for confidential exchanges of certain technology, similar to agreements with various other customers. As a member of our Board of Directors, Mr. Liebman’s long standing employment with Canon is noted by the Board of Directors when it makes its determination as to director independence.

          Mr. Eugene G. Banucci has been Chairman, Founder, and former Chief Executive Officer of ATMI, Inc. since 1986. We sold equipment to ATMI for approximately $200,000 in both fiscal 2009 and 2008 on the same terms available to unaffiliated third parties under the same or similar circumstances.

          Dr. Stephen D. Fantone has been Chief Executive Officer and President of Optikos Corporation (“Optikos”) since 1982. We have engaged Optikos for optical engineering services for approximately $203,000 and $175,000 in fiscal 2008 and 2007, respectively. There have been no payments to Optikos since December 2007.

          Ms. Carol P. Wallace is a general partner in a partnership that currently owns property previously owned by us. We are aware of certain levels of environmental contamination on this property. We have paid the partnership $38,457 to cover 50% of the investigation costs to date. There has been no determination nor are we able to reasonable estimate the cost associated with the remediation, if any is necessary, or which party may ultimately be liable for the remediation.

          Mr. Gary K. Willis served on the Board of Directors of ZYGO from February 1992 to November 2000, including Chairman of the Board of Directors from November 1998 to November 2000, and served as President and Chief Executive Officer from 1992 and 1993 through 1999, respectively. In accordance with contractual arrangements entered into with Mr. Willis prior to his retirement in 2001, (i) Mr. Willis continues to be covered under ZYGO’s medical insurance plans, with Mr. Willis paying the premiums therefor, (ii) Mr. Willis continues to be covered under a $1 million key man life insurance policy, which premium is paid by ZYGO and will be reimbursed to ZYGO, together with a 5% annual rate of return on the capital outlay for such policy, from any proceeds of the policy that are paid upon Mr. Willis’ death, and (iii) Mr. Willis continues to have a consulting agreement with ZYGO under which he is paid $6,500 per year. In accordance with their terms, these contractual arrangements are scheduled to expire when Mr. Willis reaches the age of 65.

Item 14. Principal Accountant Fees and Services

          The Audit Committee of the Board of Directors has appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010. Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte entities”) was our independent registered public accounting firm for the fiscal years 2009, 2008, and 2007.

          The aggregate fees billed for professional services by Deloitte & Touche in fiscal 2009 and 2008 were as follows:

	2009	2008

Audit Fees (1)	$646,100	$611,152
Audit-Related Fees (2)	320,225	32,000
Tax Fees (3)	4,366	11,061
All Other Fees	-	-

Total Fees	$970,691	$654,213

(1)

This category consists of aggregate fees billed for the annual audit of our financial statements, audit of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act, and the reviews of the condensed financial statements included in Quarterly Reports of Forms 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

This category consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our annual financial statements and are not reported under “Audit Fees.” These services included fees for due diligence services and accounting consultations regarding a potential merger in fiscal 2009 and our acquisition of Solvision in fiscal 2008.

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

          100% of the audit, audit-related, and tax services for our 2009 fiscal year rendered by Deloitte & Touche were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          The following documents are filed as part of this report:

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

ZYGO CORPORATION

Registrant

By	/s/ Walter A. Shephard	Date October 26, 2009

Walter A. Shephard
Vice President, Finance, Chief
Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Bruce Robinson	Chief Executive Officer (principal	October 26, 2009

J. Bruce Robinson	executive officer) and Director

/s/ Walter A. Shephard	Vice President, Finance,	October 26, 2009

Walter A. Shephard	Chief Financial Officer, and Treasurer
(principal financial and accounting officer)

*	Director	October 26, 2009

Eugene G. Banucci

*	Director	October 26, 2009

Stephen D. Fantone

*	Director	October 26, 2009

Samuel H. Fuller

*	Director	October 26, 2009

Seymour E. Liebman

*	Director	October 26, 2009

Robert B. Taylor

*	Director	October 26, 2009

Carol P. Wallace

*	Director	October 26, 2009

Gary K. Willis

*	Director - Chairperson	October 26, 2009

Bruce W. Worster

* By: /s/ Walter A. Shephard
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