Form 10-Q
period 2009-09-30
ZYGO CORP
filed 2009-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to __________________________________

Commission File Number	0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0864500

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455

(Address of principal executive offices)	(Zip Code)

(860) 347-8506

Registrant’s telephone number, including area code

N/A

(Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)
☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (2)
☐ YES ☐ NO

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

16,989,808 shares of Common Stock, $.10 Par Value, at November 2, 2009

(1) In connection with its previously disclosed acquisition of the assets of Solvision, Inc., the registrant was required to file stand-alone audited financial statements for Solvision, Inc. for each of its last two fiscal years, within 75 days of such acquisition (or by May 13, 2008). The registrant has filed such audited financial statements in an 8-K/A with the SEC on December 5, 2008.

(2) The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding our financial performance, condition and operations, and the business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the sales cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and the risk related to the Company’s transition to new senior management.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K, as amended, for the fiscal year ended June 30, 2009.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2009	2008

Net sales	$21,325	$37,493
Cost of goods sold	14,151	21,006

Gross profit	7,174	16,487

Selling, general, and administrative expenses	6,555	9,085
Research, development, and engineering expenses	3,647	5,306
Provision for doubtful accounts and notes	221	382

Operating profit (loss)	(3,249)	1,714

Other income (expense)
Interest income	51	369
Miscellaneous income (expense)	60	(444)

Total other income (expense)	111	(75)

Earnings (loss) from continuing operations before income taxes, including non-controlling interest	(3,138)	1,639
Income tax expense	(682)	(531)

Net earnings (loss) from continuing operations	(3,820)	1,108

Loss from discontinued operations, net of tax of $0	(1,835)	(329)

Net earnings (loss) including non-controlling interest	(5,655)	779
Net earnings attributable to non-controlling interest	132	276

Net earnings (loss) attributable to Zygo Corporation	$(5,787)	$503

Net earnings (loss) from continuing operations attributable to Zygo Corporation	$(3,952)	$832

Basic and diluted - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$(0.23)	$0.05
Discontinued operations	(0.11)	(0.02)

Net earnings (loss) per share	$(0.34)	$0.03

Weighted average shares outstanding
Basic shares	16,943	16,775

Diluted shares	16,943	17,162

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	(3,952)	832
Discontinued operations, net of tax of $0	(1,835)	(329)

Net earnings (loss) attributable to Zygo Corporation	$(5,787)	$503

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	September 30, 2009	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$35,721	$32,723
Marketable securities	3,005	4,015
Receivables, net of allowance for doubtful accounts of $3,305 and $2,550, respectively	19,999	20,874
Inventories	28,162	30,452
Prepaid expenses and other	1,729	1,527
Income tax receivable	307	1,022
Current assets of discontinued operations	25	294

Total current assets	88,948	90,907

Marketable securities	603	499
Property, plant, and equipment, net	26,110	27,325
Intangible assets, net	4,203	4,211
Other assets	1,013	1,013
Non-current assets of discontinued operations	—	144

Total assets	$120,877	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,848	$5,089
Accrued progress payments and deferred revenue	6,636	5,924
Accrued salaries and wages	3,016	3,508
Other accrued liabilities	5,388	6,313
Income tax payable	615	—
Current liabilities of discontinued operations	690	331

Total current liabilities	22,193	21,165

Long-term income tax payable	1,826	1,826
Other long-term liabilities	1,013	1,081
Non-current liabilities of discontinued operations	364	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value per share: 40,000,000 shares authorized; 19,144,935 shares issued (19,044,331 at June 30, 2009); 16,983,500 shares outstanding (16,914,978 at June 30, 2009)	1,914	1,904
Additional paid-in capital	156,848	156,176
Retained earnings	(39,337)	(33,550)
Accumulated other comprehensive income (loss):
Currency translation effects	268	(306)
Treasury stock, at cost, 2,161,435 shares (2,129,353 at June 30, 2009)	(25,848)	(25,641)

Total stockholders’ equity - Zygo Corporation	93,845	98,583
Non-controlling interest	1,636	1,444

Total stockholders’ equity	95,481	100,027

Total liabilities and stockholders’ equity	$120,877	$124,099

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Thousands)

											Comprehensive Income (Loss) Attributable to Zygo Corp.
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Zygo Corp.	Non- Controlling Interest	Total Equity

	Shares	Amount		Shares	Amount

Balance at June 30, 2008	16,732	$1,882	$152,663	2,092	$(25,390)	$32,514	$855	$162,524	$2,266	$164,790
Comprehensive income (loss):
Net earnings	—	—	—	—	—	503	—	503	276	779	$503
Unrealized loss on marketable securities	—	—	—	—	—	—	39	39	—	39	39
Foreign currency translation effect	—	—	—	—	—	—	(1,063)	(1,063)	(239)	(1,302)	(1,063)

											$(521)

Non-cash compensation charges related to stock options	—	—	1,022	—	—	—	—	1,022	—	1,022
Employee stock purchase	13	2	121	—	—	—	—	123	—	123
Restricted stock vesting and related tax effect	40	5	(5)	13	(117)	—	—	(117)	—	(117)
Exercise of employee stock options and related tax effect	25	2	175	—	—	—	—	177	—	177

Balance at September 30, 2008	16,810	$1,891	$153,976	2,105	$(25,507)	$33,017	$(169)	$163,208	$2,303	$165,511

Balance at June 30, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net loss	—	—	—	—	—	(5,787)	—	(5,787)	132	(5,655)	$(5,787)
Foreign currency translation effect	—	—	—	—	—	—	574	574	60	634	574

											$(5,213)

Non-cash compensation charges related to stock options	—	—	674	—	—	—	—	674	—	674
Restricted stock vesting and related tax effect	68	12	(12)	32	(212)	—	—	(212)	—	(212)
Exercise of employee stock options and related tax effect	1	(2)	10	—	5	—	—	13	—	13

Balance at September 30, 2009	16,984	$1,914	$156,848	2,161	$(25,848)	$(39,337)	$268	$93,845	$1,636	$95,481

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended September 30,

	2009	2008

Cash provided by (used for) operating activities:
Net earnings (loss) from continuing operations	$(3,952)	$832
Loss from discontinued operations	(1,835)	(329)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	1,638	1,981
Loss on disposal of assets	9	(298)
Deferred income taxes	(63)	207
Impairment of marketable securities	—	99
Provision for doubtful accounts	221	632
Compensation cost related to share-based payment arrangements	674	1,012
Excess tax benefits from share-based payment arrangements	—	(9)
Non-controlling interest	132	276
Other	(89)	115
Changes in operating accounts, excluding the effect of acquisition:
Receivables	1,026	1,951
Inventories	2,547	(3,159)
Prepaid expenses	548	(1,090)
Accounts payable, accrued expenses, and taxes payable	1,342	1,750

Net cash provided by operating activities from continuing operations	2,198	3,970

Net cash provided by operating activities from discontinued operations	65	144

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(245)	(2,046)
Purchase of marketable securities	(999)	(5,187)
Additions to intangibles and other assets	(142)	(103)
Proceeds from the sale and maturity of marketable securities	2,000	7,700
Proceeds from the sale of other assets	1	—

Net cash provided by investing activities	615	364

Cash provided by (used for) financing activities:
Employee stock purchase	—	122
Excess tax benefits from share-based payment arrangements	—	9
Restricted stock vesting and related tax benefits	(212)	(118)
Exercise of employee stock options	12	177

Net cash provided by (used for) financing activities	(200)	190

Effect of exchange rate changes on cash and cash equivalents	320	(656)

Net increase in cash and cash equivalents	2,998	4,012
Cash and cash equivalents, beginning of year	32,723	26,421

Cash and cash equivalents, end of period	$35,721	$30,433

Supplemental Cash Flow Information

Net income tax payments (refunds) amounted to ($445) and $904 for the three months ended September 30, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at September 30, 2009, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, including items incorporated by reference therein.

Discontinued Operations

The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; property values; and the anticipated costs involved in the selling process.

As more fully described in Note 2, “Discontinued Operations”, we have discontinued the Singapore IC packaging operations of our Vision Systems product line, which is included in our Metrology Solutions segment.

Reclassification

Certain amounts have been reclassified to conform with current-year presentations related to discontinued operations and non-controlling interests.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009, and November 9, 2009 when the condensed consolidated financial statements were issued.

Adoption of New Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on changes to the accounting and reporting of non-controlling interests. This guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income (loss) attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. The new guidance is reflected in the condensed consolidated financial statements for all periods presented.

On July 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance provides specific guidance on how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer, and goodwill acquired or any bargain purchase gains. The adoption of the new guidance did not have a material effect on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning on July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning on July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of power over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 2: Discontinued Operations

We discontinued the Singapore IC packaging operations of our Vision Systems product line, included in our Metrology Solutions segment. During the quarter ended September 30, 2009, the company determined that it would sell or otherwise close down such operations. As of September 30, 2009, operations have substantially ceased at this location. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. In addition, adjustments are made to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value less cost to sell.

The following table summarizes the operating results of our discontinued operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,

	2009	2008

Net sales	$321	$899
Non-cash impairment charge	(678)	—
Operating expenses	(1,478)	(1,228)

Earnings (loss) before income taxes	(1,835)	(329)
Income taxes (expense) benefit	—	—

Loss from discontinued operations, net of tax	$(1,835)	$(329)

The following table sets forth the assets and liabilities of our discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009

Receivables	$—	$269
Other assets	25	25

Current assets of discontinued operations	$25	$294

Property, plant, and equipment	$—	$144

Non-current assets of discontinued operations	$—	$144

Accounts payable	$214	$102
Accrued expenses and other current liabilities	476	229

Current liabilities of discontinued operations	$690	$331

Other long-term liabilities	$364	$—

Non-current liabilites of discontinued	$364	$—

Note 3: Restructuring and related costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. During the three months ended September 30, 2009, we recorded additional severance charges. During this same period, restructuring and related charges totaled $84, of which $71 was included in research, development, and engineering and $13 was included in selling, general, and administration.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2009 and fiscal 2008 restructuring actions:

	Severance	September 30, 2009 Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	84	—	84
Payments	(63)	(56)	(119)

Balance at September 30, 2009	$283	$396	$679

	Severance	June 30, 2008 Facility Consolidation Costs	Total

Balance at June 30, 2008	$226	$—	$226
Restructuring charges	—	—	—
Payments	(226)	—	(226)

Balance at September 30, 2008	$—	$—	$—

Note 4: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with U.S. GAAP. For the three months ended September 30, 2009, 2,071,598 (for the three months ended September 30, 2008, 1,307,681) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,

	2009	2008

Basic weighted average shares outstanding	16,942,509	16,775,150
Dilutive effect of stock options and restricted shares	—	387,347

Diluted weighted average shares outstanding	16,942,509	17,162,497

Note 5. Fair Value Measurements

Authoritative guidance related to fair value measurements and disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and 2008:

Assets and Liabilities Measured at Fair Value: (Dollars in thousands)		Fair value measurements at September 30, 2009

	Total carrying value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$603	$603	$—	$—
Foreign currency hedge	(161)	—	(161)	—

Total	$442	$603	$(161)	$—

Assets and Liabilities Measured at Fair Value: (Dollars in thousands)		Fair value measurements at September 30, 2008

	Total carrying value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$489	$489	$—	$—
Available-for-sale securities	210	—	—	210
Foreign currency hedge	(36)	—	(36)	—

Total	$663	$489	$(36)	$210

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

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2009 and 2008 of $674 and $1,022, respectively, with a related tax benefit of $243 and $368, respectively. Of these amounts, $7 and $9 were recorded as part of discontinued operations for the three months ended September 30, 2009 and 2008.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2010 and 2009 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2009 and 2008 were $3.67 and $4.43, respectively. During the three months ended September 30, 2009 and 2008, we issued an aggregate of 140,000 and 137,000 options, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30,

	2009	2008

Term	5.1 Years	4.6 Years
Volatility	59.8%	45.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	2.9%
Forfeiture rate	10.8%	9.5%

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

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2009 and 2008, an aggregate of 268,000 and 156,700 shares of restricted stock units were issued at a weighted average grant price of $5.38 and $10.68, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 7: Receivables

At September 30, 2009 and June 30, 2009, receivables were as follows:

	September 30, 2009	June 30, 2009

Trade	$19,093	$19,601
Receivable from Nanometrics for sale of certain assets	3,349	3,392
Other	331	431

	22,773	23,424
Allowance for doubtful accounts	(2,774)	(2,550)

	$19,999	$20,874

On June 17, 2009, we and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics purchased inventory and certain other assets relating to ZYGO’s Semiconductor Solutions business for approximately $3,392 and that the two companies entered into a supply agreement. Under an exclusive OEM supply agreement aimed at wafer-based markets, ZYGO will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. Nanometrics will assume all inventory, backlog and customer sales and support responsibilities.

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2009 and June 30, 2009, inventories were as follows:

	September 30, 2009	June 30, 2009

Raw materials and manufactured parts	$15,409	$15,214
Work in process	9,489	11,313
Finished goods	3,264	3,925

	$28,162	$30,452

Note 9: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2009 and June 30, 2009, property, plant, and equipment were as follows:

	September 30, 2009	June 30, 2009	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,390	17,390	15-40
Machinery, equipment, and office furniture	56,356	55,938	3-8
Leasehold improvements	1,003	908	1-5
Construction in progress	361	570	—

	75,725	75,421
Accumulated depreciation	(49,615)	(48,096)

	$26,110	$27,325

Depreciation expense was $1,429 and $1,819 for the three months ended September 30, 2009 and 2008, respectively.

Note 10: Intangible Assets

Intangible assets include patents, trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents, trademarks, customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of September 30, 2009, current liabilities include $181 and long-term liabilities include $229 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at September 30, 2009 and June 30, 2009 were as follows:

	September 30, 2009	June 30, 2009

Patents and trademarks	$5,664	$5,586
Covenant not-to-compete	851	851

	6,515	6,437
Accumulated amortization	(2,312)	(2,226)

Total	$4,203	$4,211

Intangible amortization expense was $204 and $148 for the three months ended September 30, 2009 and 2008, respectively. This amortization expense related to certain intangible assets is included in Cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,

	2009	2008

Beginning balance	$1,614	$1,263
Reductions for payments made	(253)	(287)
Changes in accruals related to pre-existing warranties	(33)	182
Changes in accruals related to warranties made in the current period	216	379

Ending balance	$1,544	$1,537

Note 12: Segment Information

ZYGO’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three months ended September 30, 2009 and 2008, segment sales and gross profit are as follows:

	Three Months Ended September 30,

	2009	2008

Metrology Solutions
Sales	$15,977	$26,838
Gross profit	$7,471	$13,247
Gross profit as a % of sales	47%	49%
Optical Systems
Sales	$5,348	$10,655
Gross profit	($297)	$3,240
Gross profit as a % of sales	-6%	30%

Total
Sales	$21,325	$37,493
Gross profit	$7,174	$16,487
Gross profit as a % of sales	34%	44%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Sales by geographic area were as follows:

	Three Months Ended September 30,

	2009	2008

Americas	$13,285	$16,954
Europe	2,317	4,282
Japan	3,829	9,658
Pacific Rim	1,894	6,599

Total	$21,325	$37,493

Note 13: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $989 and $7,207 (5% and 19% of net sales, respectively) for the three months ended September 30, 2009 and 2008, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2009 and June 30, 2009, there were, in the aggregate, $258 and $592, respectively, of trade accounts receivable from Canon.

Note 14: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under authoritative guidance on accounting for derivative instruments and hedging activities and, therefore, are marked-to-market with changes in fair value recorded in the Condensed Consolidated Statement of Operations. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of September 30, 2009, we had six currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $2,470. These foreign currency hedges are not considered designated hedging instruments. For the three months ended September 30, 2009 and 2008, we recognized net unrealized losses of $147 and $36, respectively, from foreign currency forward contracts. These unrealized losses are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiary and are recorded in Miscellaneous income (expense) on our Condensed Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments as of September 30, 2009:

Derivitives not designated as hedging instruments	Balance Sheet Location

Foreign exchange contracts	Accrued expenses $161

Note 15: Income Taxes

	Three Months ended September 30,

	2009		2008

	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$(682)	16%	$(531)	37%

Income tax expense for the three months ended September 30, 2009 included income taxes in state and foreign jurisdictions. We recorded no net deferred tax benefit for the operating loss incurred in this period, creating the situation where we have income tax expense in a loss period. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $41,175 at September 30, 2009. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

We previously adopted the authoritative guidance for accounting for uncertainty in income taxes. Due to our net operating loss carry-forwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended September 30, 2009, we did not recognize an additional liability or realize any benefit for uncertain tax positions. The total liability for uncertain tax liabilities was $1,825 at September 30, 2009 and June 30, 2009. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Because of our significant NOL and credit carry-forwards, we remain subject to U.S. federal income tax audit adjustments for years after June 30, 2001. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2005. We are currently under an income tax audit by the IRS for domestic taxes for the period ended June 30, 2007.

Note 16: Commitments and Contingencies

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

Note 17: Subsequent Events

On October 5, 2009, we announced a strategic business relationship with Toho Technology Corporation (“Toho”), pursuant to which Toho will have the exclusive right to certain technology in the manufacturing and distribution of products to the large substrate Flat Panel Display (“FPD”) market. As part of this strategic relationship, we will be selling sensor heads to Toho, to be incorporated into the FPD systems they sell. The agreement with Toho also provides for a royalty payment to the Company on 5% of the sales price of each FPD system sold by Toho during the first five years of the agreement.

On October 21, 2009, we announced that our Chief Executive Officer, J. Bruce Robinson, 67, will be retiring after leading the Company for over ten years. Mr. Robinson will transition from his current role as CEO and director into a non-director consulting position for us. The transition is expected to occur during the second half of our current fiscal year. The Board of Directors identified a number of strategic initiatives for Mr. Robinson to be involved with during his transition, and the Company entered into an Agreement with Mr. Robinson that includes payments for the successful achievement of these initiatives. Incentive payments under the Agreement could aggregate up to $300, with an additional $106 of consulting payments during each of the four years of the consultancy.

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

Orders for the three months ended September 30, 2009 (our first quarter of fiscal 2010) were $22.7 million, as compared with $14.8 million and $28.8 million for the fourth quarter and first quarter, respectively, of fiscal 2009. Orders for our Metrology Solutions segment accounted for 68% of the orders received, with the Optical Systems segment accounting for 32% of orders. The increase in orders from the fourth quarter of fiscal 2009 is due to increases in the Metrology Solutions segment of $5.1 million and of $2.8 million in the Optical Systems segment. The increase in Metrology Solutions segment orders was primarily for our instruments products and extended over a number of different industries. The $6.1 million decline in orders from the same period of the prior year occurred primarily in the Metrology Solutions segment, which experienced reduced orders across all product lines except for Vision Systems, which increased by $1.4 million. Within the Optics Systems segment, orders increased by $1.2 million compared with the three months ended September 30, 2008, primarily due to an increase in orders of laser fusion optics of $2.0 million and contract manufacturing of $0.8 million, partially offset by a declines in orders in precision optics of $1.6 million. Our Metrology Solutions segment now includes an OEM product category, which consists of lithography products, display sensor heads, and semiconductor sensor heads. Our Optical Systems segment continues to include our optical components and electro-optics contract manufacturing products.

In October 2009, we announced a strategic business relationship with Toho Technology Corporation (“Toho”) of Nagoya, Japan, pursuant to which Toho will have the exclusive right to certain technology in the manufacturing and distribution of products to the large substrate Flat Panel Display (“FPD”) market. Leveraging Toho’s strength in manufacturing and design, proximity to the Asian market, and significant presence in the FPD market, allows us to accelerate the deployment of our technology and sale of sensor heads, while enhancing customer application and service support.

In September 2009, we discontinued the Singapore IC packaging operations related to our Vision Systems business due to continuing operating losses and net cash outflows. The results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations.

In response to the decline in sales and orders, we have taken and continue to take various actions to mitigate the effects on our company of the downturn in the global economy, including reductions in work force, pay reductions, unpaid furloughs, suspension of our matching 401-K program, and a reduction in director fees. Further restructuring actions and related charges continue to be reviewed, as appropriate.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as amended, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

On July 1, 2009, we adopted authoritative guidance that changes the accounting and reporting for minority interests. Minority interests have been recharacterized as non-controlling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the condensed consolidated statements of operations, and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We have classified non-controlling interest (previously minority interest) as a component of equity for all periods presented. The new guidance is reflected in the condensed consolidated financial statements for all periods presented.

RESULTS OF OPERATIONS

Net Sales

		Fiscal 2010		Fiscal 2009

(Dollars in millions)		Amount	Net Sales %	Amount	Net Sales %

Quarter ended September 30
	Metrology Solutions	$16.0	75%	$26.8	71%
	Optical Systems	5.3	25%	10.7	29%

	Total	$21.3	100%	$37.5	100%

Overall, net sales for the three months ended September 30, 2009 decreased 43% as compared with the prior year period, reflecting decreases in Metrology Solutions segment sales of 40% and in Optical Systems segment sales of 50%. The decrease in Metrology Solutions segment net sales was primarily due to volume decreases in lithography of $4.6 million, instruments of $4.0 million, and display solutions of $3.9 million, partially offset by sales increases in semiconductor solutions of $1.2 million and vision systems of $0.4 million. These volume decreases, in large measure, are due to a reduction in orders that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in orders from Canon accounted for the majority of the decrease in lithography sales. The decrease in the Optical Systems segment sales was primarily due to decreases in contract manufacturing and precision optics of $3.9 million and $1.3 million, respectively. The decrease in contract manufacturing sales is primarily related to reductions in shipments to multiple customers based on their respective inventory needs.

Sales in U.S. dollars for the three months ended September 30, 2009 and 2008 were approximately 67% and 77% of total net sales, respectively, with the remaining 33% and 23%, respectively, being in Euro or Yen. For our sales which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the sales of our products in these markets and our Condensed Consolidated Financial Position and Results of Operations.

Gross Profit by Segment

		Fiscal 2010		Fiscal 2009

(Dollars in millions)		Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended September 30
	Metrology Solutions	$7.5	47%	$13.3	49%
	Optical Systems	(0.3)	-6%	3.2	30%

	Total	$7.2	34%	$16.5	44%

Gross profit as a percentage of net sales for the three months ended September 30, 2009 was 34%, which represents a decrease of ten percentage points from the comparable prior year period. Within the Metrology Solutions segment, the slight decrease in gross profit as a percentage of net sales for the three months ended September 30, 2009 as compared with the prior year period was primarily due to unabsorbed factory costs due to lower net sales. Within the Optical Systems segment, the decrease in gross profit as a percentage of net sales for the three months ended September 30, 2009 as compared with the prior year period was primarily due to unabsorbed costs due to lower net sales and production issues related to certain optics resulting in increased manufacturing costs and delayed shipments. Production issues were substantially resolved during the quarter. During the first quarter of fiscal 2010, we continued to take actions to reduce costs in both segments in light of the decline in orders, including pay reductions and unpaid furloughs.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$6.6	31%	$9.1	24%

SG&A expenses decreased in the three months ended September 30, 2009 by $2.5 million from the comparable prior year period, primarily due a reduction in personnel-related expenses of $1.1 million and the elimination of costs related to semiconductor products of $0.5 million in conjunction with the transaction with Nanometrics in June 2009. Other cost reductions included decreases in travel of $0.4 million as part of our expense management and in legal costs of $0.3 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$3.6	17%	$5.3	14%

RD&E for the three months ended September 30, 2009 decreased by $1.7 million, as compared with the prior year period. The decrease in RD&E was primarily due to the elimination of costs related to the semiconductor product line in June 2009.

Provision for Doubtful Accounts and Notes

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$0.2	1%	$0.4	1%

Provision for doubtful accounts and notes for the three months ended September 30, 2009 decreased by $0.2 million as compared with the prior year period but remained at 1% as a percentage of sales.

Other Income (Expense)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended September 30	$0.1	1%	$(0.1)	0%

Other income (expense) for the three months ended September 30, 2009 increased by $0.2 million as compared with the prior year period, primarily due to an increase in investment income.

Income Tax Benefit (Expense)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$(0.7)	16%	$(0.5)	32%

Income tax expense for the three months ended September 30, 2009 included income taxes in state and foreign jurisdictions, which could not be offset by current and prior net operating losses. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $41.2 million at September 30, 2009. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $1.0 million and $7.2 million (5% and 19% of net sales, respectively) for the three months ended September 30, 2009 and 2008, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2009 and June 30, 2009, there were, in the aggregate, $0.2 million and $0.6 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses, expenses related to our partnerships and leadership transition, and the adequacy of available bank lines of credit.

The distress in the financial markets has led to severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments, and extreme volatility in security prices. We have assessed the implications the distress in the financial markets has on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first three months of fiscal 2010, other than the indirect effect that the current uncertainty in global economic conditions resulting from the recent disruption in credit markets has had on customer demand for our products.

We currently have no debt or lines of credit. In the future, if the need for debt or credit lines arose there is no assurance that we would be able to secure such financing due to the lack of credit availability in the financial markets or our own financial position.

At September 30, 2009, cash and marketable securities were $38.7 million, an increase of $2.0 million from $36.7 million at June 30, 2009. Our marketable securities consist of corporate bonds ($2.0 million), a government security ($1.0 million), and a mutual fund of $0.6 million. One additional investment in an auction rate security is valued at zero. We believe there are no additional impairments in our investments for the three months ended September 30, 2009.

We hold two corporate bonds, one invested in the financial services sector and one in the retail sector. The individual bonds have a value at maturity of $1.0 million each. We have the ability and intent to hold all the securities to maturity, the last maturity of which is on December 1, 2009.

The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $18.0 million as of September 30, 2009. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

We have $5.3 million of gross accounts receivable related to our display customers which are overdue. Of this amount, $1.7 million has been reserved for. We have agreed to payment terms with several display customers and are in negotiations with other customers. Although we believe such amounts are collectible, our liquidity will be affected by the timing of the receipt of such payments. We have not experienced significant delays in payments from non-display customers.

We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months. The impact of continued market volatility, however, cannot be predicted.

Cash Flow from Operating Activities

	Three Months Ended September 30,

	2009	2008

Net cash flows provided by operating activities from continuing operations	$2.2	$4.0
Net cash flows provided by operating activities from discontinued operations	$0.1	$0.1

Cash flows from operating activities from continuing operations for the first three months of fiscal 2010 decreased by $1.8 million as compared with the prior year period. This was primarily due to a negative change in net income from continuing operations of $4.8 million, offset by the positive change in inventory related cash flows of $5.7 million. The change in inventory related cash flows is primarily a result of decreasing inventory levels in the three months ended September 30, 2009 as we continue to manage inventory levels down to our current order rate

Cash Flow from Investing Activities

	Three Months Ended September 30,

	2009	2008

Net cash flows provided by investing activities	$0.6	$0.4

Cash flows provided by investing activities for the first three months of fiscal 2010 increased by $0.2 million as compared with the prior year period. This increase was primarily related to a decrease in fixed asset additions of $1.8 million, partially offset by a decrease in net purchases and proceeds from marketable securities of $1.5 million.

Cash Flow from Financing Activities

	Three Months Ended September 30,

	2009	2008

Net cash flows provided by (used for) financing activities	$(0.2)	$0.2

Cash flows used for financing activities in the three months ended September 30, 2009 decreased by $0.4 million as compared with the prior year period. For the three months ended September 30, 2009, minimal exercises of employee stock options occurred.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2009 except for the ongoing economic uncertainty which is impacting us through decreased orders and order push-outs by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, filed with the Securities and Exchange Commission (the “2009 Annual Report”).

Current uncertainty in global economic conditions resulting from among other things, the recent disruptions in credit and financial markets, poses a risk to the overall economy that could impact customer demand for our products, impact our ability to manage relationships with our customers, suppliers and creditors, or cause supplier or customer disruptions resulting from tighter credit markets, among other risks.

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

PART II - Other Information

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2009 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Reorganization activities could adversely affect our ability to execute our business strategy.

We have been in the process of reorganizing our business structure due to worldwide market conditions or other factors that have reduced the demand for our products and services. The reorganization includes the discontinuation of our Singapore IC packaging operations and other personnel cost reductions. As a result of these and other initiatives, our ability to execute our business strategy going forward could be adversely affected in a number of ways, including the loss of key employees; diversion of management’s attention from normal daily operations of the business; diminished ability to respond to customer requirements, both as to products and services; loss of reputation with our customers if we exit a business line; increased difficulty in maintaining existing orders and collecting accounts receivable; and disruption of our engineering and manufacturing processes. Depending on market conditions, we may implement additional restructuring initiatives in future periods.

We are in the process of a significant management change which may impact our ability to execute our business strategy in the near term.

In October 2009, our Chief Executive Officer announced his impending retirement and the Board of Directors initiated a search for his successor. The market for senior managers who are qualified for the chief executive office of a public company is intensely competitive, and successful recruitment and development of executive talent is key to the Company’s competitive position. While our current Chief Executive Officer will remain with the Company during the search and transition period, our business may be disrupted during that time. As a result of the transition, the attention of senior management and the Board of Directors may be diverted from the Company’s business and current and potential customers may delay or forego commitments or decisions regarding orders for products and services Furthermore, if we are not able to attract and retain a qualified new Chief Executive Officer, our ability to execute our business strategy could be adversely affected.

Potential changes in U.S. Tax Law could materially affect our future results.

In May 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2009 -July 31, 2009	96	4.79	—	$5.0
August 1, 2009 - August 31, 2009	31,829	6.62	—	$5.0
September 1, 2009 - September 30, 2009	—	—	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2009, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: November 9, 2009

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