Form 10-K/A
period 2009-06-30
ZYGO CORP
filed 2009-12-23
CIK 730716

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

16,988,156 Shares of Common Stock, $.10 Par Value, at September 1, 2009

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this "Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the Securities and Exchange Commission (the "SEC") on September 14, 2009 and amended on October 26, 2009 (the "Annual Report"), is to include revised versions of Exhibits 10.30 and 10.31. The versions of Exhibits 10.30 and 10.31 filed herewith have been revised in response to comments of the Staff of the SEC relating to ZYGO's request for confidential treatment.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other changes are made to the Annual Report, and this Form 10-K/A does not amend, update or change any other Item or the disclosures in the Annual Report in any way. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures, including any exhibits to the Annual Report, affected by subsequent events.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. and 2. Consolidated Financial Statements and Financial Statement Schedule:

Consolidated Financial Statements and Financial Statement Schedule (previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 14, 2009)

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

10.32

Employment contract dated November 16, 2007 between Zygo Corporation and David Person. Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 14, 2009.

21.

Subsidiaries of Registrant. Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 14, 2009.

23.1

Consent of Independent Registered Public Accounting Firm. Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 14, 2009.

24.

Power of Attorney (included in the signature page to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 14, 2009)

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

ZYGO CORPORATION

Registrant

By	/s/ Walter A. Shephard	Date	December 23, 2009

Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Bruce Robinson	Chief Executive Officer (principal	December 23, 2009
executive officer) and Director
J. Bruce Robinson

/s/ Walter A. Shephard	Vice President, Finance, Chief	December 23, 2009
Financial Officer, and Treasurer
Walter A. Shephard	(principal financial and accounting officer)

*	Director	December 23, 2009

Eugene G. Banucci

*	Director	December 23, 2009

Stephen D. Fantone

*	Director	December 23, 2009

Samuel H. Fuller

*	Director	December 23, 2009

Seymour E. Liebman

*	Director	December 23, 2009

Robert B. Taylor

*	Director	December 23, 2009

Carol P. Wallace

*	Director	December 23, 2009

Gary K. Willis

*	Director - Chairman	December 23, 2009

Bruce W. Worster

* By: /s/ Walter A. Shephard

ATTORNEY-IN-FACT

EXHIBIT INDEX

EXHIBIT TABLE NUMBER

10.30	Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation.**

10.31	Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation.**

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.