Form 10-Q
period 2009-12-31
ZYGO CORP
filed 2010-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission File Number	0-12944

ZYGO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0864500

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455

(Address of principal executive offices)	(Zip Code)

(860) 347-8506

Registrant’s telephone number, including area code

N/A

(Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                      ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (1)                                                                                                                                                                                     ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

17,410,525 shares of Common Stock, $.10 Par Value, at February 1, 2010

(1) The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to the acquisition of Zemetrics and integration of the business and employees; the risk related to the Company’s transition to new senior management, and the risk associated with unsolicited proposals to purchase the outstanding shares of common stock of the company.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Net sales	$26,081	$33,400	$47,406	$70,893
Cost of goods sold	15,128	21,144	29,279	42,150

Gross profit	10,953	12,256	18,127	28,743

Selling, general, and administrative expenses	8,533	12,144	15,088	21,229
Research, development, and engineering expenses	3,896	5,561	7,543	10,867
Provision for doubtful accounts and notes	(168)	617	53	999

Operating loss	(1,308)	(6,066)	(4,557)	(4,352)

Other income
Interest income	23	291	74	660
Miscellaneous income	24	467	84	23

Total other income	47	758	158	683

Loss from continuing operations before income taxes, including non-controlling interest	(1,261)	(5,308)	(4,399)	(3,669)
Income tax benefit (expense)	308	1,853	(374)	1,322

Net loss from continuing operations	(953)	(3,455)	(4,773)	(2,347)

Loss from discontinued operations, net of tax	(639)	(214)	(2,474)	(543)

Net loss including non-controlling interest	(1,592)	(3,669)	(7,247)	(2,890)
Net earnings attributable to non-controlling interest	313	372	445	648

Net loss attributable to Zygo Corporation	$(1,905)	$(4,041)	$(7,692)	$(3,538)

Basic and diluted - Loss per share attributable to Zygo Corporation

Continuing operations	$(0.07)	$(0.23)	$(0.31)	$(0.18)
Discontinued operations	(0.04)	(0.01)	(0.15)	(0.03)

Net loss per share	$(0.11)	$(0.24)	$(0.45)	$(0.21)

Weighted average shares outstanding
Basic and diluted shares	16,993	16,834	16,968	16,805

Amounts Attributable to Zygo Corporation
Net loss from continuing operations attributable to Zygo Corporation	(1,266)	(3,827)	(5,218)	(2,995)
Discontinued operations, net of tax	(639)	(214)	(2,474)	(543)

Net loss attributable to Zygo Corporation	$(1,905)	$(4,041)	$(7,692)	$(3,538)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	December 31, 2009	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$37,745	$32,723
Marketable securities	1,000	4,015
Receivables, net of allowance for doubtful accounts of $2,970 and $2,550, respectively	21,015	20,874
Inventories	24,383	30,452
Prepaid expenses and other	1,846	1,527
Income tax receivable	1,252	1,022
Current assets of discontinued operations	78	294

Total current assets	87,319	90,907

Marketable securities	627	499
Property, plant, and equipment, net	24,886	27,325
Intangible assets, net	4,172	4,211
Other assets	1,011	1,013
Non-current assets of discontinued operations	—	144

Total assets	$118,015	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,870	$5,089
Accrued progress payments and deferred revenue	5,440	5,924
Accrued salaries and wages	3,764	3,508
Other accrued liabilities	5,143	6,313
Income tax payable	673	—
Current liabilities of discontinued operations	474	331

Total current liabilities	20,364	21,165

Long-term income tax payable	1,826	1,826
Other long-term liabilities	1,361	1,081
Non-current liabilities of discontinued operations	365	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value per share: 40,000,000 shares authorized; 19,178,001 shares issued (19,044,331 at June 30, 2009); 17,008,800 shares outstanding (16,914,978 at June 30, 2009)	1,918	1,904
Additional paid-in capital	157,341	156,176
Accumulated deficit	(41,242)	(33,550)
Accumulated other comprehensive income (loss):
Currency translation effects	306	(306)
Treasury stock, at cost, 2,169,201 shares (2,129,353 at June 30, 2009)	(25,874)	(25,641)

Total stockholders’ equity - Zygo Corporation	92,449	98,583
Non-controlling interest	1,650	1,444

Total stockholders’ equity	94,099	100,027

Total liabilities and stockholders’ equity	$118,015	$124,099

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Non- Controlling Interest		Comprehensive Income (Loss) Attributable to Zygo Corp.
								Total Zygo Corp.		Total Equity
	Shares	Amount		Shares	Amount

Balance at June 30, 2008	16,732	$1,882	$152,663	2,092	$(25,390)	$32,514	$855	$162,524	$2,266	$164,790
Comprehensive income (loss):
Net (loss) earnings	—	—	—	—	—	(3,538)	—	(3,538)	648	(2,890)	$(3,538)
Unrealized gain on marketable securities	—	—	—	—	—	—	39	39	—	39	39
Foreign currency translation effect	—	—	—	—	—	—	(1,193)	(1,193)	(326)	(1,519)	(1,193)

											$(4,692)

Non-cash compensation charges related to stock options	—	—	1,652	—	—	—	—	1,652	—	1,652
Employee stock purchase	13	2	121	—	—	—	—	123	—	123
Restricted stock vesting and related tax effect	84	9	(10)	14	(134)	—	—	(135)	—	(135)
Exercise of employee stock options and related tax effect	26	2	183	—	—	—	—	185	—	185
Dividend Paid	—	—	—	—	—	—	—	—	(1,302)	(1,302)

Balance at December 31, 2008	16,855	$1,895	$154,609	2,106	$(25,524)	$28,976	$(299)	$159,657	$1,286	$160,943

Balance at June 30, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net (loss) earnings	—	—	—	—	—	(7,692)	—	(7,692)	445	(7,247)	$(7,692)
Foreign currency translation effect	—	—	—	—	—	—	612	612	(239)	373	612

											$(7,080)

Non-cash compensation charges related to stock options	—	—	1,170	—	—	—	—	1,170	—	1,170
Restricted stock vesting and related tax effect	93	15	(15)	40	(238)	—	—	(238)	—	(238)
Exercise of employee stock options and related tax effect	1	(1)	10	—	5	—	—	14	—	14

Balance at December 31, 2009	17,009	$1,918	$157,341	2,169	$(25,874)	$(41,242)	$306	$92,449	$1,650	$94,099

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended December 31,

	2009	2008

Cash provided by (used for) operating activities:
Net loss including non-controlling interest	$(7,247)	$(2,890)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations:
Depreciation and amortization	3,121	3,989
Loss on disposal of assets	22	69
Deferred income taxes	(61)	(2,391)
Impairment of marketable securities	—	238
Provision for doubtful accounts	227	1,014
Compensation cost related to share-based payment arrangements	1,170	1,632
Excess tax benefits from share-based payment arrangements	—	(9)
Other	(146)	—
Changes in operating accounts:
Receivables	(180)	4,225
Inventories	6,364	(3,498)
Prepaid expenses	(504)	(495)
Accounts payable, accrued expenses, and taxes payable	112	1,902

Net cash provided by operating activities from continuing operations	2,878	3,786

Net cash used for operating activities from discontinued operations	(89)	(988)

Cash provided by investing activities:
Additions to property, plant, and equipment	(625)	(3,021)
Purchase of marketable securities	(999)	(8,174)
Additions to intangibles and other assets	(312)	(314)
Proceeds from the sale and maturity of marketable securities	4,000	18,892
Proceeds from the sale of other assets	291	—

Net cash provided by investing activities	2,355	7,383

Cash used for financing activities:
Employee stock purchase	—	122
Dividend payment to minority interest	—	(1,301)
Excess tax benefits from share-based payment arrangements	—	9
Restricted stock vesting and related tax benefits	(238)	(134)
Exercise of employee stock options	13	185

Net cash used for financing activities	(225)	(1,119)

Effect of exchange rate changes on cash and cash equivalents	103	(796)

Net increase in cash and cash equivalents	5,022	8,266
Cash and cash equivalents, beginning of year	32,723	26,421

Cash and cash equivalents, end of period	$37,745	$34,687

Supplemental Cash Flow Information

Net cash paid for income tax amounted to $418 and $1,172 for the six months ended December 31, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“ZYGO,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). ZYGO’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at December 31, 2009, the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, including items incorporated by reference therein.

Discontinued Operations

The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon the ceasing of operations or the consummation of an expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; property values; and the anticipated costs involved in the selling process.

As more fully described in Note 2, “Discontinued Operations”, we have discontinued the Singapore IC packaging metrology operations of our Vision Systems product line, which was included in our Metrology Solutions segment.

Reclassification

Certain amounts have been reclassified to conform with current-year presentations related to discontinued operations and non-controlling interests.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009, and February 9, 2010 when the condensed consolidated financial statements were issued.

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

Note 2: Discontinued Operations

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our Vision Systems product line, included in our Metrology Solutions segment. As of December 31, 2009, operations had ceased at this location. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. In addition, adjustments are made to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value less cost to sell.

The following table summarizes the operating results of our discontinued operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Net sales	$344	$50	$665	$949
Non-cash charge	—	—	(678)	—
Operating expenses	(983)	(309)	(2,461)	(1,607)

Loss before income taxes	(639)	(259)	(2,474)	(658)
Income tax benefit	—	45	—	115

Loss from discontinued operations, net of tax	$(639)	$(214)	$(2,474)	$(543)

The following table sets forth the assets and liabilities of our discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009

Receivables	$53	$269
Other assets	25	25

Current assets of discontinued operations	$78	$294

Property, plant, and equipment	$—	$144

Non-current assets of discontinued operations	$—	$144

Accounts payable	$—	$102
Accrued expenses and other current liabilities	474	229

Current liabilities of discontinued operations	$474	$331

Other long-term liabilities	$365	$—

Non-current liabilites of discontinued operations	$365	$—

Note 3: Restructuring and related costs

In connection with ongoing cost reduction efforts during fiscal 2009, we initiated restructuring actions related to workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. During the six months ended December 31, 2009, we recorded restructuring and related charges, consisting primarily of additional severance charges, totaling $602, of which $383 was included in selling, general, and administration, and $219 was included in was included in research, development, and engineering.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2010 and fiscal 2009 restructuring actions:

	Severance	December 31, 2009 Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	602	—	602
Payments	(310)	(111)	(421)

Balance at December 31, 2009	$554	$341	$895

	Severance	December 31, 2008 Facility Consolidation Costs	Total

Balance at June 30, 2008	$226	$—	$226
Restructuring charges	—	—	—
Payments	(226)	—	(226)

Balance at December 31, 2008	$—	$—	$—

Note 4: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with U.S. GAAP. For the three and six months ended December 31, 2009, an aggregate of 1,810,846 and 1,978,312, respectively, (for the three and six months ended December 31, 2008, an aggregate of 2,325,660 and 1,988,810, respectively) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Basic weighted average shares outstanding	16,993,467	16,834,363	16,967,988	16,804,757
Dilutive effect of stock options and restricted shares	—	—	—	0

Diluted weighted average shares outstanding	16,993,467	16,834,363	16,967,988	16,804,757

Basic and diluted weighted average shares are the same for all periods presented due to the net loss in each period.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and June 30, 2009:

Assets and Liabilities Measured at Fair Value:
(Dollars in thousands)		Fair value measurements at December 31, 2009

	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading security	$627	$627	$—	$—
Foreign currency hedge	(1)	—	(1)	—

Total	$626	$627	$(1)	$—

Assets and Liabilities Measured at Fair Value:
(Dollars in thousands)		Fair value measurements at June 30, 2009

	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading security	$499	$499	$—	$—
Foreign currency hedge	(14)	—	(14)	—

Total	$485	$499	$(14)	$—

Trading security consists of a mutual fund invested in international corporations. When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing sources. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short maturities.

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2009 and 2008 of $496 and $630, respectively, with a related tax benefit of $179 and $227, respectively. We recorded share-based compensation expense for the six months ended December 31, 2009 and 2008 of $1,170 and $1,652, respectively, with a related tax benefit of $421 and $595, respectively. For the three months ended December 31, 2009 and 2008, $46 and $10, respectively, were recorded in discontinued operations. For the six months ended December 31, 2009 and 2008, $54 and $20, respectively, were recorded in discontinued operations.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2010 and 2009 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The weighted-average fair value of stock option grants for the six months ended December 31, 2009 and 2008 were $3.67 and $4.43, respectively. During the six months ended December 31, 2009 and 2008, we issued options to purchase an aggregate of 140,000 and 137,000 shares of common stock, respectively. During the three months ended December 31, 2009 and 2008, there were no stock grants issued.

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

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2009, an aggregate of 1,000 of restricted stock units were issued at a weighted average grant price of $7.18. During the three months ended December 31, 2008, there were no grants of restricted stock. During the six months ended December 31, 2009 and 2008, an aggregate of 269,000 and 156,700 of restricted stock units were issued at a weighted average grant price of $5.39 and $10.68, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 7: Receivables

At December 31, 2009 and June 30, 2009, receivables were as follows:

	December 31, 2009	June 30, 2009

Trade	$20,096	$19,601
Receivable from Nanometrics for sale of certain assets	3,349	3,392
Other	540	431

	23,985	23,424
Allowance for doubtful accounts	(2,970)	(2,550)

	$21,015	$20,874

On June 17, 2009, we and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics purchased inventory and certain other assets relating to ZYGO’s Semiconductor Solutions business for approximately $3,392 and that the two companies entered into a supply agreement. Under an exclusive OEM supply agreement aimed at wafer-based markets, ZYGO will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. Under the terms of the agreement, Nanometrics assumed all inventory, backlog and customer orders and support responsibilities.

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2009 and June 30, 2009, inventories were as follows:

	December 31, 2009	June 30, 2009

Raw materials and manufactured parts	$13,428	$15,214
Work in process	7,912	11,313
Finished goods	3,043	3,925

	$24,383	$30,452

Note 9: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2009 and June 30, 2009, property, plant, and equipment were as follows:

	December 31, 2009	June 30, 2009	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,390	17,390	15-40
Machinery, equipment, and office furniture	56,266	55,938	3-8
Leasehold improvements	1,006	908	1-5
Construction in progress	253	570	—

	75,530	75,421
Accumulated depreciation	(50,644)	(48,096)

	$24,886	$27,325

Depreciation expense was $1,328 and $1,888 for the three months ended December 31, 2009 and 2008, respectively. Depreciation expense was $2,757 and $3,731 for the six months ended December 31, 2009 and 2008, respectively.

Note 10: Intangible Assets

Intangible assets include patents, trademarks, and a covenant not-to-compete. The cost of patents and trademarks is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of December 31, 2009, current liabilities include $169 and long-term liabilities include $186 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at December 31, 2009 and June 30, 2009 were as follows:

	December 31, 2009	June 30, 2009

Patents and trademarks	$5,776	$5,586
Covenant not-to-compete	851	851

	6,627	6,437
Accumulated amortization	(2,455)	(2,226)

Total	$4,172	$4,211

Intangible amortization expense was $145 and $190 for the three months ended December 31, 2009 and 2008, respectively. Intangible amortization expense was $350 and $375 for the six months ended December 31, 2009 and 2008, respectively. This amortization expense related to certain intangible assets is included in Cost of goods sold in the Condensed Consolidated Statements of Operations.

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

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Six Months Ended December 31,

	2009	2008

Beginning balance	$1,614	$1,263
Reductions for payments made	(453)	(601)
Changes in accruals related to pre-warranties	(195)	281
Changes in accruals related to warranties made in the current period	418	449

Ending balance	$1,384	$1,392

Note 12: Segment Information

ZYGO’s Metrology Solutions division (segment) consists of direct and OEM sales primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and six months ended December 31, 2009 and 2008, segment revenues and gross profit were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Metrology Solutions
Sales	$17,157	$24,366	$33,134	$51,204
Gross profit	$8,865	$11,005	$16,342	$24,215
Gross profit as a % of sales	52%	45%	49%	47%
Optical Systems
Sales	$8,924	$9,034	$14,272	$19,689
Gross profit	$2,088	$1,251	$1,785	$4,528
Gross profit as a % of sales	23%	14%	13%	23%

Total
Sales	$26,081	$33,400	$47,406	$70,893
Gross profit	$10,953	$12,256	$18,127	$28,743
Gross profit as a % of sales	42%	37%	38%	41%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Revenues by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Americas	$12,932	$16,751	$26,216	$32,806
Europe	3,780	4,400	6,097	8,682
Japan	3,421	8,031	7,249	17,689
Pacific Rim	5,948	4,218	7,844	11,716

Total	$26,081	$33,400	$47,406	$70,893

Note 13: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2,031 and $4,914 (8% and 15% of revenues, respectively) for the three months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, sales to Canon amounted to $3,020 and $12,121, respectively (6% and 17% of revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2009 and June 30, 2009, there were, in the aggregate, $804 and $592, respectively, of trade accounts receivable from Canon.

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

As of December 31, 2009, we had six currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $1,870. These foreign currency hedges are not considered designated hedging instruments. For the three months ended December 31, 2009 and 2008, we recognized net unrealized gains of $160 and unrealized losses of $285, respectively, from foreign currency forward contracts. For the six months ended December 31, 2009 and 2008, we recognized net unrealized gains of $13 and unrealized losses of $357, respectively, from foreign currency forward contracts. These unrealized losses and gains are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiary and are recorded in miscellaneous income (expense) on our Condensed Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location

Foreign exchange contracts 6	Prepaid expenses $11
Accrued expenses $12

Note 15: Income Taxes

	Three Months ended December 31,				Six Months ended December 31,

	2009		2008		2009		2008

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense (benefit)	$(308)	24%	$1,853	34%	$374	9%	$1,322	33%

Income tax benefits for the three months ended December 31, 2009 included $789 related to alternative minimum taxes previously paid, for which a change enacted in tax laws during the quarter allow for an additional carryback period. We recorded no increase in net deferred tax benefit for the domestic operating loss incurred in this period. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $40,874 at December 31, 2009.

We previously adopted the authoritative guidance for accounting for uncertainty in income taxes. Due to our net operating loss carry-forwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended December 31, 2009, we did not recognize an additional liability or realize any benefit for uncertain tax positions. The total liability for uncertain tax liabilities was $1,825 at both December 31, 2009 and June 30, 2009. We are not currently aware of any tax positions that would require a material adjustment to our unrecognized tax benefits (or liabilities).

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We remain subject to U.S. federal income tax audit adjustments for years after June 30, 2001 due to our significant NOL and credit carry-forwards. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2005. We are currently under a federal U.S. income tax audit for domestic taxes for the period ended June 30, 2007. The resolution of this audit may have a future effect on the liabilities or benefits associated with our uncertain tax positions.

Note 16: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business. At December 31, 2009 we have a reserve of $1,360 for potential royalty claims. In the opinion of management, any excess settlement of the royalty claims above the amount recorded is not expected to have an adverse effect on our financial condition, results of operation, or liquidity.

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

Note 17: Subsequent Events

On January 19, 2010, we announced that Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer, effective immediately. With the commencement of his employment, Dr. Koliopoulos also became a member of the Board of Directors of ZYGO. Dr. Koliopoulos succeeds J. Bruce Robinson, who announced in October his planned retirement as Chief Executive Officer, and from the Board. On January 22, 2010, we acquired 100% of the outstanding shares of Zemetrics, Inc., a small interferometric metrology company in which Dr. Koliopoulus was a major shareholder, for 361,212 shares of our common stock. The acquisition of Zemetrics, which has recently introduced an advanced product in the optical instrumentation market, further strengthens our offering in our core markets, which is a strategic focus of ZYGO. The shares of common stock issued in connection with the acquisition includes 110,585 shares to satisfy payment of debt owed by Zemetrics to two individuals, one of whom was Dr. Koliopoulos. The fair value of the total shares of stock issued was $3,901, based on the closing stock price of $10.80 per share. Due to the recent date of the acquisition, a valuation of the assets acquired is not available at this time. We estimate that the tangible assets will comprise less than $1,000 of the purchase price. The operations of the Zemetrics product line will be included in our Metrology Solutions segment. There were no revenues for Zemetrics in the three and six months ended December 31, 2009. In addition, in connection with the acquisition, 110,000 options to purchase shares of our common stock were issued to two founding shareholder employees.

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

On January 19, 2010, we announced that Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer, effective immediately. With the commencement of his employment, Dr. Koliopoulos also became a member of the Board of Directors of ZYGO. Dr. Koliopoulos succeeds J. Bruce Robinson, who announced in October his planned retirement as Chief Executive Officer, and from the Board of Directors. On January 22, 2010, we completed the acquisition of Zemetrics, Inc. (“Zemetrics”), a small interferometric metrology company in which Dr. Koliopoulos was a major shareholder, for 361,212 shares of our common stock. The acquisition of Zemetrics, which has recently introduced an advanced product in the optical instrumentation market, further strengthens our offering in our core markets, which is a strategic focus of ZYGO.

On January 7, 2010, we announced that our Board of Directors received from II-VI Incorporated (“II-VI”) on January 5, 2010 an unsolicited proposal to acquire all of the outstanding shares of common stock of ZYGO for $10.00 per share in cash or II-VI common stock (subject to a limitation on the aggregate amount of II-VI common stock). The Board of Directors has engaged an independent financial advisor and is evaluating this proposal carefully.

Bookings for the three months ended December 31, 2009 (our second quarter of fiscal 2010) were $28.6 million, as compared with $22.7 million and $22.6 million for the first quarter of fiscal 2010 and second quarter of fiscal 2009, respectively. Bookings for our Metrology Solutions segment accounted for 58% of the bookings received for the three months ended December 31, 2009, with the Optical Systems segment accounting for 42% of bookings. The increase in bookings from the first quarter of fiscal 2010 is due to increases in the Metrology Solutions segment of $1.1 million and of $4.8 million in the Optical Systems segment. The increase in Metrology Solutions segment bookings was primarily for our instruments products and extended over a number of different industries. Within the Optical Systems segment, bookings increased primarily due to an increase in bookings of laser fusion optics of $1.7 million and contract manufacturing of $3.8 million, partially offset by a decrease of $1.5 million in contract manufacturing product development services. We received several large bookings in our Optical System segment, including $3.4 million in laser fusion optics, $3.2 million related to the Advanced Helmet Mounted Display, and a $2.9 booking for medical device contract manufacturing. We can receive large optics bookings that have delivery dates that span several quarters and the timing of these bookings can cause fluctuations in our bookings from quarter to quarter. The increase in bookings from the second quarter of fiscal 2009 is due to an increase of $6.9 million in the Optical Systems segment and a decrease in the Metrology Solutions segment of $0.9 million. The increase in the Optical Systems segment is related to the bookings referred to above. Our Optical Systems segment continues to include our optical components and electro-optics contract manufacturing products. Our Metrology Solutions segment now includes an OEM product category, which consists of lithography products, display sensor heads, and semiconductor sensor heads.

On October 5, 2009, we announced a strategic business relationship with Toho Technology Corporation (“Toho”), pursuant to which Toho will have the exclusive right to certain technology in the manufacturing and distribution of products to the large substrate Flat Panel Display (“FPD”) market. As part of this strategic relationship, we will be selling sensor heads to Toho, to be incorporated into the FPD systems it sells. The agreement with Toho also provides for a royalty payment to the Company of 5% of the sales price of each FPD system sold by Toho during the first five years of the agreement.

Over the last three fiscal quarters, we have divested ourselves of our Semiconductor and FPD product lines and shut down our IC packaging operations in Singapore in order to concentrate on our core technologies. We continue to sell OEM sensor heads related to semiconductor and FPD systems manufactured through our Instruments product line. The IC packaging metrology operations in Singapore were shut down by December 31, 2009. These changes in our organization are expected to significantly reduce our research, development and engineering (“RD&E”) spending in the remainder of our fiscal year as compared with the prior year. Our RD&E expenses included in continuing operations for the six months ended December 31, 2009 decreased $3.0 million as compared with the prior year period. To a lesser extent, our selling, general and administrative expenses are expected to decrease with these changes. The average sales price for the OEM sensors is significantly less than the average sales price of an in-line semiconductor or FPD system. Therefore, our total revenues related to these markets will be less than if we remained in the in-line market. However, we believe these product lines will be more profitable in the future with the reduction in operating expenses, combined with the gross profit on the OEM sensor heads.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

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

RESULTS OF OPERATIONS

Net Sales

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	Net Sales %	Amount	Net Sales %

Quarter ended December 31
Metrology Solutions	$17.2	66%	$24.4	73%
Optical Systems	8.9	34%	9.0	27%

Total	$26.1	100%	$33.4	100%

Six months ended December 31
Metrology Solutions	$33.1	70%	$51.2	72%
Optical Systems	14.3	30%	19.7	28%

Total	$47.4	100%	$70.9	100%

Overall, revenues for the three months ended December 31, 2009 decreased 22% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 30% and in the Optical Solutions segment revenues of 1%. The decrease in Metrology Solutions segment revenues was primarily due to volume decreases in display solutions of $3.3 million, lithography of $3.1 million, and instruments of $1.8 million. New business in the Metrology Solutions segment related to Original Equipment Manufacturer (“OEM”) heads increased revenues by $0.2 million. The decrease in display solution revenues is due to the arrangement with Toho in October 2009. We expect the display volume to decrease as we complete acceptance testing on the remaining systems we delivered under bookings placed with us. Future revenue related to display will be derived from the sale of sensor heads that will be included in the Metrology Solutions segment related to OEM revenues. These OEM revenues will be less in value than the full display system revenues. Lithography and instrument revenues decreases, in large measure, are due to a reduction in bookings that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in bookings from Canon accounted for the majority of the decrease in lithography revenues. The decrease in the Optical Systems segment revenues of $0.1 million was primarily due to decreases in precision optics of $1.1 million, which was partially offset by increased revenues in laser fusion optics of $1.0 million.

Revenues for the six months ended December 31, 2009 decreased 33% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 35% and in the Optical Solutions segment revenues of 27%. The decrease in Metrology Solutions segment revenues was primarily due to volume decreases in lithography of $7.6 million, display solutions of $7.2 million, and instruments of $6.0 million, partially offset by increased revenues in semiconductor solutions of $1.4 million and vision systems of $1.0 million. New business in the Metrology Solutions segment related to OEM heads increased revenues by $0.4 million. These volume decreases in lithography and instruments revenues, in large measure, are due to a reduction in bookings that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in bookings from Canon accounted for the majority of the decrease in lithography revenues. The decrease in display solution revenues is due to the arrangement with Toho in October 2009 as referenced above. The increase in semiconductor revenues was due to the acceptance of a large system in the current fiscal year while there were no similar revenues in the prior year. With the sale of the semiconductor product line in June 2009, we will no longer have any large system revenues. Revenues related to semiconductor products will be sensor head revenues that will be included in the Metrology Solutions segment related to OEM revenues. The decrease in the Optical Systems segment revenues was primarily due to decreases in contract manufacturing of $3.9 million and in precision optics of $2.4 million, partially offset by increased revenues in laser fusion optics of $0.9 million. The decreases in contract manufacturing and precision were related to a reduction in bookings from key customers during the latter part of fiscal 2009 and early in fiscal 2010. We have recently seen an increase in bookings in both of these areas.

Revenues in U.S. dollars for the three months ended December 31, 2009 and 2008 were approximately 73% and 76% of total revenues, respectively, with the remaining 27% and 24%, respectively, being in Euro or Yen. Revenues in U.S. dollars for the six months ended December 31, 2009 and 2008 were approximately 70% and 76% of total revenues, respectively, with the remaining 30% and 24%, respectively, being in Euro or Yen. For our revenues which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our Condensed Consolidated Balance Sheets and Statements of Operations.

Gross Profit by Segment

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	Gross Profit %	Amount	Gross Profit %

Quarter ended December 31
Metrology Solutions	$8.9	52%	$11.0	45%
Optical Systems	2.1	23%	1.3	14%

Total	$11.0	42%	$12.3	37%

Six months ended December 31
Metrology Solutions	$16.3	49%	$24.2	47%
Optical Systems	1.8	13%	4.5	23%

Total	$18.1	38%	$28.7	41%

Gross profit as a percentage of revenues for the three months ended December 31, 2009 was 42%, which represents an increase of five percentage points from the comparable prior year period. Within the Metrology Solutions segment, the gross profit as a percentage of revenues was 52% for the three months ended December 31, 2009 as compared with the prior year comparable period of 45%. This increase was primarily due to improved factory costs and a decrease in low margin display revenues. Within the Optical Systems segment, the gross profit increased as a percentage of revenues to 24% for the three months ended December 31, 2009 as compared with 14% in the comparable prior year period, primarily due to improving revenues and operations in the current fiscal year. The prior period experienced production issues related to certain optics resulting in increased manufacturing costs and delayed shipments. During the second quarter of fiscal 2010, we continued to take actions to reduce costs in both segments in light of the lower order levels, including pay reductions and unpaid furloughs.

Gross profit as a percentage of revenues for the six months ended December 31, 2009 was 38%, which represents a decrease of three percentage points from the comparable prior year period. Within the Metrology Solutions segment, gross profit increased as a percentage of revenues to 49% for the six months ended December 31, 2009 as compared with the prior year comparable period of 47% primarily due to improved factory costs and a decrease in low margin display revenues. Within the Optical Systems segment, the gross profit decreased as a percentage of revenues to 13% for the six months ended December 31, 2009 as compared with 23% in the comparable prior year period, primarily due to production issues experienced in the first quarter of fiscal 2010 related to certain optics, resulting in increased manufacturing costs and delayed shipments in that quarter.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$8.5	33%	$12.1	36%
Six months ended December 31	$15.1	32%	$21.2	30%

SG&A expenses decreased in the three months ended December 31, 2009 by $3.6 million from the comparable prior year period. This decrease is primarily attributable to $2.2 million of merger related expenses and $1.4 million related to a royalty claim that were recorded in the second quarter of fiscal 2009, and a reduction in personnel-related expenses of $0.6 million and the elimination of costs related to semiconductor products of $0.6 million in conjunction with the transaction with Nanometrics in June 2009. The second quarter of fiscal 2010 also included $0.9 million related to the retirement of our CEO and search costs for a new CEO, partially offsetting the decreases described above. Other cost reductions included decreases in travel of $0.2 million as part of our expense management. The decrease was also related to SG&A expenses decreased in the six months ended December 31, 2009 by $6.1 million from the comparable prior year period, primarily due a reduction in personnel-related expenses of $1.4 million and the elimination of costs related to semiconductor products of $1.2 million in conjunction with the transaction with Nanometrics in June 2009. Other cost reductions included decreases in travel of $0.4 million as part of our expense management and in legal costs of $2.2 million related to merger related expenses recorded in fiscal 2009. Fiscal 2009 expenses also included the charge for $1.4 million related to the royalty claim.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$3.9	15%	$5.6	17%
Six months ended December 31	$7.5	16%	$10.9	15%

RD&E for the three and six months ended December 31, 2009 decreased by $1.7 million and $3.4 million, respectively, as compared with the prior year period. The decrease in RD&E was primarily due to the elimination of costs related to the semiconductor product line in June 2009.

Provision for Doubtful Accounts and Notes

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$(0.2)	-1%	$0.6	2%
Six months ended December 31	$0.1	0%	$1.0	1%

Provision for doubtful accounts and notes for the three and six months ended December 31, 2009 decreased by $0.8 million and $0.9 million as compared with the prior year period primarily due to the Solvision note receivable being reserved in fiscal 2009.

Other Income

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales

Quarter ended December 31	$—	0%	$0.8	2%
Six months ended December 31	$0.2	1%	$0.7	1%

Other income (expense) for the three and six months ended December 31, 2009 decreased by $0.8 million and $0.5 million, respectively, as compared with the prior year period, primarily due to a decrease in investment income. We changed our investment portfolio and have re-invested maturing corporate bonds into low risk government security mutual funds, which carries a significantly lower interest rate than corporate bonds.

Income Tax Benefit (Expense)

	Fiscal 2010		Fiscal 2009

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended December 31	$0.3	24%	$1.9	34%
Six months ended December 31	$(0.4)	9%	$1.3	33%

Income tax benefit (expense) for the three months ended December 31, 2009 included income taxes in state and foreign jurisdictions, which could not be offset by current and prior net operating losses. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $40.9 million at December 31, 2009. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2.0 million and $4.9 million (8% and 15% of revenues, respectively) for the three months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, sales to Canon amounted to $3.0 million and $12.1 million, respectively (6% and 17% of revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2009 and June 30, 2009, there were, in the aggregate, $0.8 million and $0.6 million, respectively, of trade accounts receivable from Canon.

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

The distress in the financial markets has led to severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments, and extreme volatility in security prices. We have assessed the implications the distress in the financial markets has on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first half of fiscal 2010, other than the indirect effect that the current uncertainty in global economic conditions resulting from the recent disruption in credit markets has had on customer demand for our products.

At December 31, 2009, cash and marketable securities were $38.7 million, an increase of $2.0 million from $36.7 million at June 30, 2009. Our marketable security consists of $1.0 million in a United States Treasury Bill as security for bank guarantees and standby letters of credit. These are used primarily overseas to cover the warranty period up to one year and are valued at 10% of the contract value. As of December 31, 2009, $0.1 million in standby letters of credit have been used and are expected to expire at varying dates through January 2011.

The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $19.9 million as of December 31, 2009. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

We have $4.2 million of gross accounts receivable related to our display customers which are overdue. Of this amount, $1.7 million has been reserved for. We have agreed to payment terms with several display customers and are in negotiations with other customers. Although we believe such amounts are collectible, our liquidity will be affected by the timing of the receipt of such payments. We have not experienced significant delays in payments from non-display customers.

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

Cash Flow from Operating Activities

	Six Months Ended December 31,

	2009	2008

Net cash flows provided by operating activities from continuing operations	$2.9	$3.8
Net cash flows used for operating activities from discontinued operations	$(0.1)	$(1.0)

Cash flows from operating activities from continuing operations for the first half of fiscal 2010 decreased by $0.9 million as compared with the prior year period. This was primarily due to an increase in our net loss, including discontinued operations of $4.2 million, a decrease in net receivables of $5.2 million due to lower revenue volume, and a decrease in accounts payable, accrued expenses and taxes payable of $1.8 million, offset by the positive change in inventory related cash flows of $9.9 million. The change in inventory related cash flows is primarily a result of decreasing inventory levels in the six months ended December 31, 2009 as we continue to manage inventory levels down to our current order rate.

Cash Flow from Investing Activities

	Six Months Ended December 31,

	2009	2008

Net cash flows provided by investing activities	$2.4	$7.4

Cash flows provided by investing activities for the first half of fiscal 2010 decreased by $5.0 million as compared with the prior year period. This decrease was primarily related to a decrease in net purchases and proceeds from marketable securities of $7.7 million, partially offset by a decrease in fixed asset additions of $2.4 million.

Cash Flow from Financing Activities

	Six Months Ended December 31,

	2009	2008

Net cash flows used for financing activities	$(0.2)	$(1.1)

Cash flows used for financing activities in the six months ended December 31, 2009 decreased by $0.9 million as compared with the prior year period. For the six months ended December 31, 2008, there was a dividend payment of $1.3 million to a minority interest partner. No dividend was paid in the six months ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the six months ended December 31, 2009 except for the ongoing economic uncertainty which is impacting us through decreased order levels and order push-outs by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, filed with the Securities and Exchange Commission (the “2009 Annual Report”).

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

Our recent senior management change may impact our ability to execute our business strategy.

On January 18, 2010, we announced the appointment of Dr. Chris L. Koliopoulos as our new President and Chief Executive Officer and member of our Board of Directors. Dr. Koliopoulos replaced J. Bruce Robinson, our former Chief Executive Officer, who in October 2009 announced his impending retirement. Although Dr. Koliopoulos is considered a leading expert in optical interferometry and founded and led two successful optical metrology businesses, we cannot assure you that he will be successful in integrating with other members of our senior management or in executing our growth strategy.

Potential changes in U.S. tax law could materially affect our future results.

In May 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. On February 1, 2010, President Obama and the Office of Management and Budget released the federal government’s budget for the 2011 fiscal year, which contained certain similar proposals. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

II-VI’s unsolicited proposal to acquire our common stock may require a significant expenditure of time and resources on our part.

On January 5, 2010, we received an unsolicited proposal from II-VI Incorporated to acquire all of the outstanding shares of common stock of the company for $10.00 per share in cash or II-VI common stock (subject to a limitation on the aggregate amount of II-VI common stock). On January 7, 2010, our Board of Directors announced that it would engage an independent financial advisor, and subsequently hired an advisor, and evaluate this proposal carefully in the context of our current strategic plans, and pursue the best course of action to enhance value for our stockholders. A financial review and consideration of the II-VI proposal (and any alternate proposals that may be made by other parties) have required, and may continue to require, the expenditure of significant time and resources by us, and be a source of distraction for our employees.

Reorganization activities could adversely affect our ability to execute our business strategy.

We have been in the process of reorganizing our business structure due to worldwide market conditions and other factors that have reduced the demand for our products and services. The reorganization includes the discontinuation of our Singapore IC packaging metrology operations and other personnel cost reductions. As a result of these and other initiatives, our ability to execute our business strategy going forward could be adversely affected in a number of ways, including the loss of key employees; diversion of management’s attention from normal daily operations of the business; diminished ability to respond to customer requirements, both as to products and services; loss of reputation with our customers if we exit a business line; increased difficulty in maintaining existing bookings and collecting accounts receivable impacted by the reorganization; and disruption of our engineering and manufacturing processes. Depending on market conditions, we may implement additional restructuring initiatives in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2009 - October 31, 2009	127	$7.38	—	$5.0
November 1, 2009 - November 30, 2009	1,708	$6.88	—	$5.0
December 1, 2009 - December 31, 2009	1,928	$6.83	—	$5.0

(1)	Shares were repurchased from certain of our employees in satisfaction of withholding tax obligations arising from the vesting of their restricted stock.

(2)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended December 31, 2009, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
President and Chief Executive Officer

/s/ Walter A. Shephard

Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and
Treasurer

Date: February 9, 2010

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