Form 10-Q
period 2010-03-31
ZYGO CORP
filed 2010-05-17
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 0-12944

ZYGO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0864500 (I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut (Address of principal executive offices)	06455 (zip code)

(860) 347-8506
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).(1) YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,461,179 shares of Common Stock, $.10 Par Value, at May 3, 2010

(1)	The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to the acquisition of Zemetrics and integration of the business and employees; the risk related to the Company’s transition to new senior management; and the risk associated with unsolicited proposals to purchase the outstanding shares of common stock of the company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$25,439	$20,020	$72,845	$90,913
Cost of goods sold	13,962	15,311	43,241	57,461

Gross margin	11,477	4,709	29,604	33,452

Selling, general, and administrative expenses	8,127	15,120	23,215	36,349
Research, development, and engineering expenses	3,546	6,262	11,089	17,129
Impairment of goodwill	2,003	—	2,003	—
Provision for doubtful accounts and notes	(155)	15	(102)	1,014

Operating loss	(2,044)	(16,688)	(6,601)	(21,040)

Other income (expense)
Interest income	5	140	79	800
Miscellaneous expense	(101)	(233)	(17)	(210)

Total other income (expense)	(96)	(93)	62	590

Loss from continuing operations before income taxes, including noncontrolling interest	(2,140)	(16,781)	(6,539)	(20,450)
Income tax benefit (expense)	(131)	5,175	(505)	6,497

Net loss from continuing operations	(2,271)	(11,606)	(7,044)	(13,953)
Loss from discontinued operations, net of tax	(193)	(3,392)	(2,667)	(3,935)

Net loss including noncontrolling interest	(2,464)	(14,998)	(9,711)	(17,888)
Less: Net earnings attributable to noncontrolling interest	232	103	677	751

Net loss attributable to Zygo Corporation	$(2,696)	$(15,101)	$(10,388)	$(18,639)

Basic and diluted—Loss per share attributable to Zygo Corporation
Continuing operations	$(0.15)	$(0.70)	$(0.45)	$(0.87)
Discontinued operations	(0.01)	(0.20)	(0.16)	(0.24)

Net loss per share	$(0.16)	$(0.90)	$(0.61)	$(1.11)

Weighted average shares outstanding
Basic and diluted shares	17,342	16,872	17,091	16,826

Amounts Attributable to Zygo Corporation
Net loss from continuing operations attributable to Zygo Corporation	$(2,503)	$(11,709)	$(7,721)	$(14,704)
Discontinued operations, net of tax	(193)	(3,392)	(2,667)	(3,935)

Net loss attributable to Zygo Corporation	$(2,696)	$(15,101)	$(10,388)	$(18,639)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands, except share amounts)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$40,891	$32,723
Marketable securities	1,000	4,015
Receivables, net of allowance for doubtful accounts of $2,622 and $2,550, respectively (Note 8)	19,471	20,874
Inventories (Note 9)	25,157	30,452
Prepaid expenses and other	1,690	1,527
Income tax receivable	1,041	1,022
Current assets of discontinued operations (Note 3)	17	294

Total current assets	89,267	90,907
Marketable securities	980	499
Property, plant, and equipment, net (Note 10)	23,978	27,325
Intangible assets, net (Note 11)	5,541	4,211
Other assets	1,030	1,013
Non-current assets of discontinued operations (Note 3)	—	144

Total assets	$120,796	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,143	$5,089
Accrued progress payments and deferred revenue	5,839	5,924
Accrued salaries and wages	3,643	3,508
Other accrued liabilities	5,301	6,313
Income tax payable	317	—
Current liabilities of discontinued operations (Note 3)	389	331

Total current liabilities	20,632	21,165
Long-term income tax payable (Note 16)	1,826	1,826
Other long-term liabilities	1,525	1,081
Non-current liabilities of discontinued operations (Note 3)	365	—
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
19,637,269 shares issued (19,044,331 at June 30, 2009);
17,454,466 shares outstanding (16,914,978 at June 30, 2009)	1,965	1,904
Additional paid-in capital	162,301	156,176
Accumulated deficit	(43,938)	(33,550)
Accumulated other comprehensive income (loss):
Foreign currency translation effect	93	(306)
Treasury stock, at cost, 2,182,803 shares (2,129,353 at June 30, 2009)	(26,040)	(25,641)

Total stockholders’ equity—Zygo Corporation	94,381	98,583
Noncontrolling interest	2,067	1,444

Total stockholders’ equity	96,448	100,027

Total liabilities and stockholders’ equity	$120,796	$124,099

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Zygo Corp.	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss) Attributable to Zygo Corp.
	Shares	Amount		Shares	Amount
Balance at June 30, 2008	16,732	$1,882	$152,663	2,092	$(25,390)	$32,514	$855	$162,524	$2,266	$164,790
Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	(18,639)	—	(18,639)	752	(17,887)	$(18,639)
Unrealized gain on marketable securities	—	—	—	—	—	—	39	39	—	39	39
Foreign currency translation effect	—	—	—	—	—	—	(1,980)	(1,980)	(389)	(2,369)	(1,980)

											$(20,580)

Non-cash compensation charges related to stock options	—	—	2,324	—	—	—	—	2,324	—	2,324
Employee stock purchase	26	3	204	—	—	—	—	207	—	207
Restricted stock vesting and related tax effect	96	12	(12)	20	(162)	—	—	(162)	—	(162)
Exercise of employee stock options and related tax effect	26	2	183	—	—	—	—	185	—	185
Dividend paid	—	—	—	—	—	—	—	—	(1,302)	(1,302)

Balance at March 31, 2009	16,880	$1,899	$155,362	2,112	$(25,552)	$13,875	$(1,086)	$144,498	$1,327	$145,825

Balance at June 30, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	(10,388)	—	(10,388)	677	(9,711)	$(10,388)
Foreign currency translation effect	—	—	—	—	—	—	399	399	(54)	345	399

											$(9,989)

Non-cash compensation charges related to stock awards	—	—	1,824	—	—	—	—	1,824	—	1,824
Issuance—acquisition	361	36	3,865	—	—	—	—	3,901	—	3,901
Restricted stock vesting and related tax effect	124	21	(21)	54	(404)	—	—	(404)	—	(404)
Exercise of employee stock options and related tax effect	54	4	457	—	5	—	—	466	—	466

Balance at March 31, 2010	17,454	$1,965	$162,301	2,183	$(26,040)	$(43,938)	$93	$94,381	$2,067	$96,448

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Nine Months Ended March 31,
	2010	2009
Cash provided by operating activities:
Net loss including noncontrolling interest	$(9,711)	$(17,888)
Adjustments to reconcile net loss to cash provided by (used for) operating activities from continuing operations:
Loss from discontinued operations	2,667	3,935
Depreciation and amortization	4,618	5,973
Loss on disposal of assets	55	136
Deferred income taxes	(53)	(7,959)
Impairment of marketable securities	—	309
Impairment of goodwill	2,003	—
Impairment of intangible assets	—	1,211
Provision for doubtful accounts	71	1,031
Compensation cost related to share-based payment arrangements	1,759	2,294
Excess tax benefits from share-based payment arrangements	(10)	(9)
Other	(74)	(528)
Changes in operating accounts, excluding the effect of acquisition:
Receivables	1,348	9,836
Inventories	6,046	(2,516)
Prepaid expenses and other current assets	(134)	(129)
Accounts payable, accrued expenses, and taxes payable	(752)	5,834

Net cash provided by operating activities from continuing operations	7,833	1,530

Net cash used for operating activities from discontinued operations	(1,359)	(1,741)

Cash provided by investing activities:
Additions to property, plant, and equipment	(1,040)	(4,251)
Purchase of marketable securities	(1,998)	(8,174)
Additions to intangibles and other assets	(427)	(840)
Acquistions, net of cash	11	—
Proceeds from the sale and maturity of marketable securities	5,000	24,862
Proceeds from the sale of other assets	291	—

Net cash provided by investing activities	1,837	11,597

Cash provided by (used for) financing activities:
Employee stock purchase	—	207
Dividend payment to noncontrolling interest	—	(1,301)
Excess tax benefits from share-based payment arrangements	10	9
Restricted stock vesting and related tax benefits	(404)	(162)
Exercise of employee stock options	465	185

Net cash provided by (used for) financing activities	71	(1,062)

Effect of exchange rate changes on cash and cash equivalents	(214)	(1,019)

Net increase in cash and cash equivalents	8,168	9,305
Cash and cash equivalents, beginning of year	32,723	26,421

Cash and cash equivalents, end of period	$40,891	$35,726

Supplemental Cash Flow Information

Net cash paid (received) for income tax amounted to ($469) and $1,150 for the nine months ended March 31, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The Condensed Consolidated Balance Sheet at March 31, 2010, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, including items incorporated by reference therein.

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

As more fully described in Note 3, “Discontinued Operations”, we have discontinued the Singapore IC packaging metrology operations of our Vision Systems product line, which was included in our Metrology Solutions segment.

Reclassification

Certain amounts have been reclassified to conform to current-year presentations related to discontinued operations and non-controlling interests.

Subsequent Events

The Company has performed an evaluation of subsequent events through the date these financial statements were issued in Form 10-Q.

Adoption of New Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on changes to the accounting and reporting of noncontrolling interests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

This guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. The new guidance is reflected in the condensed consolidated financial statements for all periods presented.

On July 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance provides specific guidance on how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer, and goodwill acquired or any bargain purchase gains. The adoption of the new guidance was applied to the acquisition described in Note 2.

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

Note 2: Business Acquisition

On January 18, 2010, the Company entered into an agreement to purchase all of the outstanding stock and to retire the outstanding shareholder notes of Zemetrics, Inc., an Arizona corporation (“Zemetrics”), in exchange for 361,217 shares of the Company’s common stock. The value of the common stock issued was $3,901 based on the fair value of the common stock on the closing date of $10.80. Per the purchase agreement, the number of shares delivered was calculated by taking the sum of $1,941 and the outstanding shareholder notes (including accrued interest) of $856 divided by the average of the closing prices of the Company’s common stock reported by the NASDAQ Stock Market during the forty trading days ending two days prior to the closing date of January 22, 2010 of $7.74 (the “Average Trading Price”).

Dr. Chris L. Koliopoulos, Zygo’s new President and CEO, was a major shareholder of Zemetrics stock as well as being the major holder of Zemetrics’ outstanding shareholder notes. Dr Koliopoulos received a total of 195,790 shares of Zygo Company common stock consisting of 106,233 shares of Company common stock as consideration for the purchase of his shares of Zemetrics stock and 89,557 shares of Company common stock in payment of $680 principal amount of outstanding shareholder notes (plus accrued interest thereon) from Dr. Koliopoulos to Zemetrics.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Acquisition costs for the three and nine months ended March 31, 2010 were $377 and $457, respectively, and appear as part of Selling general & administrative (“SG&A”).

An escrow account with 38,743 shares (including 16,421 shares issued to Dr. Koliopoulos) of Company common stock was established to secure potential indemnification claims until the date that is fifteen days after completion of the audit of the Company’s financial statements for the first fiscal year ending after the closing.

The following is the final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition on January 22, 2010:

Cash	$11
Inventories	403
Prepaid expenses	18
Property and equipment	15
Customer relationships	112
Technology	1,428
Goodwill	2,003

Total assets	3,990
Less: Liabilities assumed	89

Total	$3,901

In addition, net deferred tax assets of $360 were recorded in the opening balance sheet at zero value, net of a full valuation allowance. Based on the Company’s expectations of future U.S. taxable income the Company believes it is more likely than not that such net deferred tax assets could not be realized.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation include a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Intangible assets of technology and customer relationships were valued on an income approach based on future earnings projections the technology intangible asset relates to proprietary technology incorporated into Zemetrics ZeMapper and related products.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of March 31, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of three years for customer relationships and seven years for technology with no estimated residual values. We review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total
Balance at January 22, 2010	$112	$1,428	$1,540
Amortization expense	(6)	(34)	(40)

Balance at March 31, 2010	$106	$1,394	$1,500

The Company recorded an impairment charge of $2,003 relating to acquired goodwill in the period ended March 31, 2010 subsequent to the acquisition date. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was significantly in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40-day period prior to closing). In consideration of these factors, management determined the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

The results of operations of Zemetrics are included in the consolidated financial statements from the date of acquisition. The following unaudited proforma condensed financial information shows the results of operations for the three and nine months ended March 31, 2010 and 2009 as though the acquisition of Zemetrics had occurred at the beginning of each respective fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$25,439	$20,094	$72,920	$91,062
Net loss attributable to Zygo Corporation	$(2,797)	$(15,442)	$(11,132)	$(19,540)
Earnings (loss) per share amounts:
Basic and Diluted—Earnings (loss) per share	$(0.16)	$(0.90)	$(0.65)	$(1.16)

Note 3: Discontinued Operations

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our Vision Systems product line, included in our Metrology Solutions segment. Operations have ceased at this location. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. In addition, adjustments are made to the carrying value of assets held for sale if the carrying value exceeds their estimated fair value less cost to sell.

The following table summarizes the operating results of our discontinued operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$—	$11	$665	$960
Cost of goods sold	—	1,564	268	2,189

Gross margin	—	(1,553)	397	(1,229)
Operating expenses	193	1,572	3,064	2,554

Loss before income taxes	(193)	(3,125)	(2,667)	(3,783)
Income tax expense	—	267	—	152

Loss from discontinued operations, net of tax	$(193)	$(3,392)	$(2,667)	$(3,935)

The three and nine month periods ended March 31, 2009 included write offs of inventory of $1.5 million (including cost of goods sold) and a $1.1 million impairment of intangible assets (included in operating expenses).

The following table sets forth the assets and liabilities of our discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Receivables	$—	$269
Other assets	17	25

Current assets of discontinued operations	$17	$294

Property, plant, and equipment, net	$—	$144

Non-current assets of discontinued operations	$—	$144

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

	March 31, 2010	June 30, 2009
Accounts payable	$—	$102
Accrued expenses and other current liabilities	389	229

Current liabilities of discontinued operations	$389	$331

Other long-term liabilities	$365	$—

Non-current liabilities of discontinued operations	$365	$—

Note 4: Restructuring and related costs

In connection with ongoing cost reduction efforts during fiscal 2009, we initiated restructuring actions related to workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. During the nine months ended March 31, 2010, we recorded restructuring and related charges, consisting primarily of additional severance charges, totaling $602, of which $383 was included in selling, general, and administrative, and $219 was included in research, development, and engineering.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2010 and fiscal 2009 restructuring actions:

	March 31, 2010
	Severance	Facility Consolidation Costs	Total
Balance at June 30, 2009	$262	$452	$714
Restructuring charges	602	—	602
Payments	(569)	(168)	(737)

Balance at March 31, 2010	$295	$284	$579

	March 31, 2009
	Severance	Facility Consolidation Costs	Total
Balance at June 30, 2008	$226	$—	$226
Restructuring charges	868	—	868
Payments	(741)	—	(741)

Balance at March 31, 2009	$353	$—	$353

Note 5: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with U.S. GAAP. For the three and nine months ended March 31, 2010, an aggregate of 2,018,479 and 2,080,015, respectively, (for the three and nine months ended March 31, 2009, an aggregate of 2,486,612 and 2,403,324, respectively) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	17,341,731	16,872,396	17,090,750	16,826,303
Dilutive effect of stock grants	—	—	—	—

Diluted weighted average shares outstanding	17,341,731	16,872,396	17,090,750	16,826,303

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Basic and diluted weighted average shares are the same for all periods presented due to the net loss in each period.

Note 6. Fair Value Measurements

Authoritative guidance related to fair value measurements and disclosures establishes a valuation hierarchy for disclosure of the inputs to the valuation method used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and June 30, 2009:

Assets and Liabilities Measured at Fair Value:

	Total carrying value at March 31, 2010	Fair value measurements at March 31, 2010
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading security	$980	$980	$—	$—
Foreign currency hedge	30	—	30	—

Total	$1,010	$980	$30	$—

	Total carrying value at June 30, 2009	Fair value measurements at June 30, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading security	$499	$499	$—	$—
Foreign currency hedge	(14)	—	(14)	—

Total	$485	$499	$(14)	$—

Assets Measured at Fair Value on a Nonrecurring Basis:

	Total carrying value at March 31, 2010	Fair value measurements at March 31, 2010			Total Gains (Losses)
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Goodwill(1)	$—	$—	$—	$—	$(2,003)

Total	$—	$—	$—	$—	$(2,003)

(1)	See Note 2 to the consolidated financial Statements

Trading security consists of a mutual fund invested in international corporations. The Company uses quoted market prices to determine the fair value of its marketable securities included in Level

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

1. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short maturities.

Note 7: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2010 and 2009 of $654 and $672, respectively, with a related tax benefit of $235 and $242, respectively. We recorded share-based compensation expense for the nine months ended March 31, 2010 and 2009 of $1,824 and $2,324, respectively, with a related tax benefit of $657 and $836, respectively. For the three months ended March 31, 2010 and 2009, $12 and $10, respectively, of share-based compensation expense were recorded in discontinued operations. For the nine months ended March 31, 2010 and 2009, $65 and $29, respectively, of share-based compensation expense were recorded in discontinued operations.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2010 and 2009 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2010 was $4.72. The weighted-average fair value of stock option grants for the nine months ended March 31, 2010 and 2009 were $4.44 and $4.43, respectively. During the nine months ended March 31, 2010 and 2009, we issued options to purchase an aggregate of 515,000 and 137,000 shares of common stock, respectively. During the three months ended March 31, 2010, there were 375,000 options to purchase shares of common stock issued.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Term	4.1-5.1 Years	—	4.1-5.1 Years	4.6 Years
Volatility	45.7%-60.9%	—	45.7%-60.9%	45.5%
Dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	2.0%-2.4%	—	2.0%-2.5%	2.9%
Forfeiture rate	0-10.8%	—	0-10.8%	9.5%

Term—This is generally the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Volatility—This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of Zygo’s shares and historical volatility of Zygo’s shares. An increase in the expected volatility will increase compensation expense.

Dividend Yield—We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended March 31, 2010, an aggregate of 40,000 restricted stock units were issued at a weighted average grant price of $10.57. During the three months ended March 31, 2009, there were no grants of restricted stock. During the nine months ended March 31, 2010 and 2009, an aggregate of 309,000 and 156,700 restricted stock units were issued at a weighted average grant price of $6.06 and $10.68, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 8: Receivables

At March 31, 2010 and June 30, 2009, receivables were as follows:

	March 31, 2010	June 30, 2009
Trade	$20,517	$19,601
Receivable from Nanometrics for sale of certain assets	1,349	3,392
Other	227	431

	$22,093	23,424
Allowance for doubtful accounts	(2,622)	(2,550)

	$19,471	$20,874

On June 17, 2009, we and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics purchased inventory and certain other assets relating to Zygo’s Semiconductor Solutions business for approximately $3,392 and that the two companies entered into a supply agreement. Under an exclusive OEM supply agreement aimed at wafer-based markets, Zygo will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products, as well as Nanometrics’ family of automated metrology systems. Under the terms of the agreement, Nanometrics assumed all inventory, backlog and customer orders and support responsibilities.

Note 9: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At March 31, 2010 and June 30, 2009, inventories were as follows:

	March 31, 2010	June 30, 2009
Raw materials and manufactured parts	$12,391	$15,214
Work in process	9,332	11,313
Finished goods	3,434	3,925

	$25,157	$30,452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Note 10: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At March 31, 2010 and June 30, 2009, property, plant, and equipment were as follows:

	March 30, 2010	June 30, 2009	Estimated Useful Life (Years)
Land	$615	$615	—
Building and improvements	17,390	17,390	15-40
Machinery, equipment, and office furniture	55,880	55,938	3-8
Leasehold improvements	1,008	908	1-5
Construction in progress	373	570	—

	75,266	75,421
Accumulated depreciation	(51,288)	(48,096)

	$23,978	$27,325

Depreciation expense was $1,283 and $1,835 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation expense was $4,040 and $5,566 for the nine months ended March 31, 2010 and 2009, respectively.

Note 11: Intangible Assets

Intangible assets include patents, trademarks, and a covenant not-to-compete. The cost of patents and trademarks is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of March 31, 2010, current liabilities include $156 and long-term liabilities include $157 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009	Estimated Useful Life (Years)
Patents and trademarks	$5,805	$5,586	5-17
Covenant not-to-compete	851	851	4
Customer relationships	112	—	3
Technology	1,428	—	7

	8,196	6,437
Accumulated amortization	(2,655)	(2,226)

Total	$5,541	$4,211

Intangible amortization expense was $213 and $199 for the three months ended March 31, 2010 and 2009, respectively. Intangible amortization expense was $563 and $574 for the nine months ended March 31, 2010 and 2009, respectively. Amortization expense related to certain intangible assets is included in cost of goods sold in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Note 12: Warranty

A limited warranty is provided on our products for periods ranging from 3 to 24 months and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates for defective product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to the expense will be required.

The following is a reconciliation of the accrued warranty liability, which is included in the Other accrued liabilities in the Condensed Consolidated Balance Sheets:

	Nine Months Ended March 31,
	2010	2009
Beginning balance	$1,614	$1,263
Reductions for payments made	(688)	(749)
Changes in accruals related to pre-existing warranties	(352)	(122)
Changes in accruals related to warranties made in the current period	988	892

Ending balance	$1,562	$1,284

Note 13: Segment Information

Zygo’s Metrology Solutions division (segment) consists of direct and OEM sales primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and nine months ended March 31, 2010 and 2009, segment revenues and gross margin were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Metrology Solutions
Revenues	$15,178	$13,922	$48,312	$65,126
Gross margin	$7,919	$4,046	$24,256	$28,263
Gross margin as a % of revenue	52%	29%	50%	43%
Optical Systems
Revenues	$10,261	$6,098	$24,533	$25,787
Gross margin	$3,558	$663	$5,348	$5,189
Gross margin as a % of revenue	35%	11%	22%	20%
Total
Revenues	$25,439	$20,020	$72,845	$90,913
Gross margin	$11,477	$4,709	$29,604	$33,452
Gross margin as a % of revenue	45%	24%	41%	37%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, long-lived assets, and depreciation and amortization are U.S. based.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Revenues by geographic area were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Americas	$13,997	$10,276	$40,213	$44,030
Europe	3,773	2,526	9,870	11,209
Japan	5,442	4,164	12,692	21,853
Pacific Rim	2,227	3,054	10,070	13,821

Total	$25,439	$20,020	$72,845	$90,913

Note 14: Transactions with Stockholder

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3,067 and $2,991 (12% and 15% of revenues, respectively) for the three months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009, sales to Canon amounted to $6,087 and $15,112, respectively (8% and 17% of revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2010 and June 30, 2009, there were, in the aggregate, $988 and $592, respectively, of trade accounts receivable from Canon.

Note 15: Derivatives and Hedging Activities

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

As of March 31, 2010, we had six currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $1,875. These foreign currency hedges are not designated as hedging instruments. For the three months ended March 31, 2010 and 2009, we recognized net unrealized gains of $31 and $365, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2010 and 2009, we recognized net unrealized gains of $43 and $8, respectively, from foreign currency forward contracts. These unrealized gains are substantially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income (expense) on our Condensed Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2010:

Derivatives not designated as hedging instruments		Balance Sheet Location
Foreign exchange contracts	6	Prepaid expenses	$29

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Note 16: Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income tax (expense) benefit	$(131)	6%	$5,175	31%	$(505)	8%	$6,497	32%

Income tax expense for the three months ended March 31, 2010 included tax expense on foreign operations and minor adjustments on domestic returns which were recently filed for the prior tax year. We recorded no increase in net deferred tax benefit for the domestic operating loss incurred in this period. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $45,418 at March 31, 2010.

We previously adopted the authoritative guidance for accounting for uncertainty in income taxes. Due to our net operating loss carry-forwards, we have accrued no interest and penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the quarter ended March 31, 2010, we did not recognize an additional liability or realize any benefit for uncertain tax positions. The total liability for uncertain tax liabilities was $1,826 at both March 31, 2010 and June 30, 2009 which is included in long-term income tax payables. We are not currently aware of any tax positions that would require a material adjustment to the amount of our unrecognized tax benefits (or liabilities).

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We remain subject to U.S. federal income tax audit adjustments for years after June 30, 2001 due to our significant NOL and credit carry-forwards. We are, generally, not subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006. We recently settled a federal U.S. income tax audit for domestic taxes for the periods ended June 30, 2007 and 2008 with no material changes as a result of the audit.

Note 17: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business. At March 31, 2010, we have a reserve of $1,360 for a potential royalty claim. In the opinion of management, any excess settlement of the royalty claims above the amount recorded is not expected to have an adverse effect on our financial condition, results of operations, or liquidity. We are aware of certain levels of contamination on our property. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Presently testing of both properties has not shown contaminants above reportable levels. We are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may ultimately become responsible. We will record an environmental reserve when it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether a claim has been asserted or unasserted.

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

On January 19, 2010, Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer. With the commencement of his employment, Dr. Koliopoulos also became a member of the Board of Directors of Zygo. On January 22, 2010, we completed the acquisition of Zemetrics, Inc. (“Zemetrics”), a small interferometric metrology company in which Dr. Koliopoulos was a major shareholder, for 361,217 shares of our common stock. The acquisition of Zemetrics, which has recently introduced an advanced product in the optical instrumentation market, further strengthens our offering in our core markets, which is a strategic focus for us. Zemetrics is included in the Metrology Solutions segment.

The purchase price for Zemetrics was valued at $3.9 million. The purchase price was allocated to tangible and intangible assets. Intangible assets included goodwill, technology, and customer relationships. The Company recorded an impairment charge of $2.0 million relating to acquired goodwill in the period ended March 31, 2010 subsequent to the acquisition date. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was significantly in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40 day period prior to closing). In consideration of these factors, management determined the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010. Technology of $1.4 million and customer relationships of $0.1 million will be amortized over seven and three years, respectively.

For the third quarter of fiscal 2010, we reported a net loss of $2.7 million ($2.5 million loss from continuing operations), or a loss of $0.16 ($0.15 loss from continuing operations) per diluted share, as compared with a net loss of $15.1 million ($11.7 million loss from continuing operations), or $0.90 ($0.70 loss from continuing operations) per diluted share, for the third quarter of fiscal 2009. The third quarter of fiscal 2010 loss from continuing operations included $3.3 million of operating expenses primarily related to costs for the acquisition of Zemetrics, including the subsequent charge related to goodwill as part of the purchase price valuation noted above, the Company’s evaluation of the unsolicited offer by II-VI Incorporated, and search costs for our new chief executive officer. The third quarter of fiscal 2009 loss from continuing operations included $9.8 million of charges primarily related to the termination of the proposed ESI merger, inventory adjustments, severance charges, and asset impairment charges.

Over the last four fiscal quarters, we have divested ourselves of our Semiconductor and Flat Panel Display (“FPD”) product lines and shut down our IC packaging operations in Singapore in order to concentrate on our core technologies. We continue to sell Original Equipment Manufacturer (“OEM”) sensor heads related to semiconductor and FPD systems manufactured through our Instruments product line. The IC packaging metrology operations in Singapore have been shut down. These changes in our organization are expected to significantly reduce our research, development and engineering (“RD&E”) spending in the remainder of our fiscal year as compared with the prior year. Our RD&E expenses included in continuing operations for the nine months ended March 31, 2010 decreased $6.0 million as compared with the prior year period. To a lesser extent, our selling, general and administrative expenses are expected to decrease with these changes. The average sales price for the OEM sensors is significantly less than the average sales price of an in-line semiconductor or FPD system. Therefore, our total revenues related to these markets will be less than if we remained in the in- line market. However, we believe these product lines will be more profitable in the future with the reduction in operating expenses, combined with the gross margin on the OEM sensor heads.

Bookings for third quarter of fiscal 2010 were $27.3 million, as compared with $28.6 million and $15.6 million for the second quarter of fiscal 2010 and third quarter of fiscal 2009, respectively. Bookings for our Metrology Solutions segment accounted for 59% of the bookings received for the three months ended March 31, 2010, with the Optical Systems segment accounting for 41% of bookings. The decrease in bookings from the second quarter of fiscal 2010 was due to slight decreases in the Metrology Solutions segment of $0.5 million and in the Optical Systems segment of $0.8 million. This decrease in Metrology Solutions segment bookings primarily resulted from lower bookings for our instruments products, but we do not expect this decline to portend a future trend. We can receive large optics bookings that have delivery dates that span several quarters and the timing of these bookings can cause fluctuations in our bookings from quarter to quarter. The increase in bookings from the third quarter of fiscal 2009 is due to an increase of $9.2 million in the Metrology Solutions segment and an increase in the Optical Systems segment of $2.5 million. The increase in the Metrology systems was primarily related to a volume increase in lithography and instruments bookings as the markets continue to rebound over the prior year. The increase in the Optical Systems segment was primarily related to an increase in contract manufacturing bookings. Our Optical Systems segment continues to include our optical components and electro-optics contract manufacturing products. Our Metrology Solutions segment now includes an OEM product category, which consists of lithography products, display sensor heads, and semiconductor sensor heads.

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

On July 1, 2009, we adopted authoritative guidance that changes the accounting and reporting for minority interests. Minority interests have been recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the condensed consolidated statements of operations, and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented. The new guidance is reflected in the condensed consolidated financial statements for all periods presented.

RESULTS OF OPERATIONS

Net Revenues

	Fiscal 2010		Fiscal 2009
	Amount	Net Sales %	Amount	Net Sales %
	(Dollars in millions)
Quarter ended March 31
Metrology Solutions	$15.2	60%	$13.9	70%
Optical Systems	10.2	40%	6.1	30%

Total	$25.4	100%	$20.0	100%

Nine months ended March 31
Metrology Solutions	$48.3	66%	$65.1	72%
Optical Systems	24.5	34%	25.8	28%

Total	$72.8	100%	$90.9	100%

Overall, revenues for the three months ended March 31, 2010 increased 27% as compared with the prior year period, reflecting increases in the Metrology Solutions segment revenues of 9% and in the Optical Systems segment revenues of 67%. The increase in Metrology Solutions segment revenues of $1.3 million was primarily due to volume increases in lithography of $1.1 million and vision systems of $0.7 million, partially offset by larger semiconductor equipment sales in the prior year of $1.0 million. The Metrology Solutions segment was positively affected by additional revenue of $0.4 million related to OEM heads. The decrease in semiconductor equipment revenues is due to the arrangement with Nanometrics in June 2009. With the sale of the semiconductor product line in June 2009, we will no longer have any large system revenues. Revenues related to semiconductor products will be sensor head revenues that will be included in the Metrology Solutions segment related to OEM revenues. The increase in the Optical Systems segment revenues of $4.1 million was primarily due to increases in contract manufacturing of $2.3 million and optical components of $1.8 million. The increase in contract manufacturing is primarily related to existing customers showing increased activity in the current year, especially related to medical devices.

Revenues for the nine months ended March 31, 2010 decreased 20% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 26% and in the Optical Systems segment revenues of 5%. The decrease in Metrology Solutions segment revenues was primarily due to volume decreases in display solutions of $7.2 million, lithography of $6.5 million, and instruments of $5.8 million, partially offset by increased revenues in vision systems of $1.6 million. New business in the Metrology Solutions segment related to OEM heads increased revenues by $0.8 million. The volume decreases in lithography and instruments revenues, in large measure, were due to a reduction in bookings that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in bookings from Canon accounted for the majority of the decrease in lithography revenues. The decrease in display solution revenues was due to the arrangement entered into with Toho Technology Corporation (“Toho”) in October 2009. Future revenue related to display will be derived from the sale of sensor heads that will be included in the Metrology Solutions segment related to OEM revenues. These OEM revenues are expected to be lower than the full display system revenues. The decrease in the Optical Systems segment revenues was primarily due to a decrease in contract manufacturing of $1.6 million, partially offset by increased revenues in optical components of $0.4 million. The decrease in contract manufacturing was related to a reduction in bookings from key customers during the latter part of fiscal 2009 and early in fiscal 2010. We have recently seen an increase in bookings in both of these areas.

Revenues in U.S. dollars for the three months ended March 31, 2010 and 2009 were approximately 71% and 80% of total revenues, respectively, with the remaining 29% and 20%, respectively, being in Euro, Yen, and Yuan. Revenues in U.S. dollars for the nine months ended March 31, 2010 and 2009 were approximately 71% and 78% of total revenues, respectively, with the remaining 29% and 22%, respectively, being in Euro, Yen, and Yuan. For our revenues which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our Condensed Consolidated Balance Sheets and Statements of Operations.

Gross Margin by Segment

	Fiscal 2010		Fiscal 2009
	Amount	Gross Margin %	Amount	Gross Margin %
	(Dollars in millions)
Quarter ended March 31
Metrology Solutions	$7.9	52%	$4.0	29%
Optical Systems	3.6	35%	0.7	11%

Total	$11.5	45%	$4.7	24%

Nine months ended March 31
Metrology Solutions	$24.3	50%	$28.3	43%
Optical Systems	5.3	22%	5.2	20%

Total	$29.6	41%	$33.5	37%

Gross margin as a percentage of revenues for the three months ended March 31, 2010 was 45%, which represents an increase of twenty-one percentage points from the comparable prior year period. Within the Metrology Solutions segment, the gross margin as a percentage of revenues was 52% for the three months ended March 31, 2010 as compared with the prior year comparable period of 29%, which included charges for severance and inventory adjustments totaling $2.2 million. Excluding these charges, the gross margin for the three months ended March 31, 2009 would have been 45%. The increase to 52% in the current year period was primarily due to increased factory production while we reduced factory costs. Within the Optical Systems segment, the gross margin increased as a percentage of revenues to 35% for the three months ended March 31, 2010 as compared with 11% in the comparable prior year period, primarily due to improving revenues and product mix, as well as improved operations in the current fiscal year. The prior year period experienced production issues related to certain optics resulting in increased manufacturing costs and delayed shipments.

Gross margin as a percentage of revenues for the nine months ended March 31, 2010 was 41%, which represents an increase of four percentage points from the comparable prior year period. Within the Metrology Solutions segment, gross margin increased as a percentage of revenues to 50% for the nine months ended March 31, 2010 as compared with the prior year comparable period of 43%, which included charges for severance and inventory adjustments totaling $2.2 million. Excluding these charges, the gross margin as a percentage of revenue in the prior year period would have been 47%. The increase to 50% in the current year period was primarily due to improved factory costs and a decrease in low margin display revenues. Within the Optical Systems segment, the gross margin increased as a percentage of revenues to 22% for the nine months ended March 31, 2010 as compared with 20% in the comparable prior year period. The Optical Systems segment gross margin for the nine months ended March 31, 2010 would have been higher if it were not for production issues resulting in a negative gross margin experienced in the first quarter of fiscal 2010 related to certain optics, resulting in increased manufacturing costs and delayed shipments in that quarter.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$8.1	32%	$15.1	76%
Nine months ended March 31	$23.2	32%	$36.3	40%

SG&A expenses decreased in the three months ended March 31, 2010 by $7.0 million from the comparable prior year period. SG&A expenses for the three months ended March 31, 2010 included total charges of $3.3 million associated with the Zemetrics acquisition, the Company’s evaluation of the unsolicited offer by II-VI Incorporated, and CEO search related costs. SG&A expenses for the three months ended March 31, 2009 included total charges of $6.7 million primarily related to the termination of the proposed ESI merger, severance charges, and asset impairment charges. Excluding these charges in each period, the SG&A expenses would have decreased to $6.8 million in the quarter ended March 31, 2010 from $8.4 million in the comparable prior year period. This decrease is primarily related to cost savings initiatives and by a reduction in sales and marketing expenses of $1.0 million related to the change in our focus in the flat panel and semiconductor markets with the OEM agreements we signed in fiscal 2009 and earlier this fiscal year.

SG&A expenses decreased in the nine months ended March 31, 2010 by $13.1 million from the comparable prior year period. The nine months ended March 31, 2010 included $4.6 million in total charges related to the items referred to above. The nine months ended March 31, 2009 included $10.2 million in charges related to the items referred to above. Excluding these charges in each period, the SG&A expenses would have decreased to $20.6 million in the current year nine month period from $26.1 million in the comparable prior year period. The decrease in expenses was primarily due to expense reductions related to our change in focus in the flat panel display and semiconductor markets with the OEM agreements we signed in fiscal 2009 and earlier this year of $2.1 million, reductions in salaries and wages of $1.2 million, a reduction of $0.3 million in travel expenses, and reductions of an aggregate of $1.9 in various other expenses as part of our cost savings initiatives.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$3.5	14%	$6.3	32%
Nine months ended March 31	$11.1	15%	$17.1	19%

RD&E for the three and nine months ended March 31, 2010 decreased by $2.8 million and $6.0 million, respectively, as compared with the prior year periods. RD&E for the three and nine months ended March 31, 2009 included charges of $0.4 and $0.9 million, respectively, related to asset impairment and severance expenses. Excluding these charges, RD&E would have decreased to $3.1 million in the current year period from $5.4 million in the prior year period. The decrease in RD&E was primarily due to the elimination of costs related to the semiconductor and display product lines in June and October 2009.

Impairment of Goodwill

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$2.0	8%	$—	0%
Nine months ended March 31	$2.0	3%	$—	0%

The Company recorded an impairment charge related to Zemetrics of $2.0 million during the three months ended on March 31, 2010 relating to acquired goodwill subsequent to the acquisition date. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was significantly in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40-day period prior to closing). In consideration of these factors, management determined the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010.

Provision for Doubtful Accounts and Notes

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$(0.2)	-1%	$—	0%
Nine months ended March 31	$(0.1)	0%	$1.0	1%

Provision for doubtful accounts and notes for the three and nine months ended March 31, 2010 decreased by $0.2 million and $1.1 million as compared with the prior year period, primarily due to changes in the purchase allocation relating to the Solvision asset acquisition of which a note receivable was reserved in fiscal 2009. Prior to the acquisition, we had loaned $1.5 million to Solvision in October 2007.

Other Income (Expense)

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$(0.1)	0%	$(0.1)	0%
Nine months ended March 31	$0.1	0%	$0.6	1%

Other income (expense) for the nine months ended March 31, 2010 decreased by $0.5 million, as compared with the prior year period, primarily due to a decrease in investment income. We changed our investment portfolio and have a low risk government security bond, which carries a significantly lower interest rate than corporate bonds.

Income Tax Benefit (Expense)

	Fiscal 2010		Fiscal 2009
	Amount	Tax Rate %	Amount	Tax Rate %
	(Dollars in millions)
Quarter ended March 31	$(0.1)	6%	$5.2	31%
Nine months ended March 31	$(0.5)	8%	$6.5	32%

Income tax benefit (expense) for the three and nine months ended March 31, 2010 included income taxes in state and foreign jurisdictions which could not be offset by current and prior net operating losses. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $45.4 million at March 31, 2010. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Discontinued Operations

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended March 31	$(0.2)	1%	$(3.4)	17%
Nine months ended March 31	$(2.7)	4%	$(3.9)	4%

The loss from discontinued operations for the three and nine months ended March 31, 2010 included charges related to closing the operation, including severance charges, write-down of assets, and the related effect of foreign currency translation losses. The loss from discontinued operations for the three and nine months ended March 31, 2009 included operating losses, an impairment of intangible assets of $1.1 million and an inventory write-off of $1.5 million.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.1 million and $3.0 million (12% and 15% of revenues, respectively) for the three months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009, sales to Canon amounted to $6.1 million and $15.1 million, respectively (8% and 17% of revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2010 and June 30, 2009, there were, in the aggregate, $1.0 million and $0.6 million, respectively, of trade accounts receivable from Canon.

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

The distress in the financial markets has led to severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments, and extreme volatility in security prices. We have assessed the implications the distress in the financial markets has on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first nine months of fiscal 2010, other than the indirect effect that the current uncertainty in global economic conditions resulting from the disruption in credit markets has had on customer demand for our products.

At March 31, 2010, cash and marketable securities were $41.9 million, an increase of $5.2 million from $36.7 million at June 30, 2009. Our marketable security consists of $1.0 million in a United States Treasury Bill as security for bank guarantees and standby letters of credit. These are used primarily overseas to cover certain warranty periods and are valued at 10% of the associated contract value. As of March 31, 2010, $0.1 million in standby letters of credit are outstanding and are expected to expire at varying dates through January 2011.

The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $26.9 million as of March 31, 2010. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

We have $3.6 million of gross accounts receivable related to our display customers which are overdue. Of this amount, $1.7 million has been reserved. We have agreed to payment terms with several display customers and are in negotiations with other customers. Although we are pursuing the collection of such amounts, our liquidity will be affected by the timing of the receipt of such payments. We have not experienced significant delays in payments from non-display customers.

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

Cash Flow from Operating Activities

	Nine Months Ended March 31,
	2010	2009
	(Dollars in millions)
Net cash flows provided by operating activities from continuing operations	$7.8	$1.5
Net cash flows used for operating activities from discontinued operations	$(1.4)	$(1.7)

Cash flows from operating activities from continuing operations for the first nine months of fiscal 2010 increased by $6.3 million as compared with the prior year period. This was primarily due to a decrease in net loss from continuing operations of $6.3 million compared to the prior period. Other significant positive increases in cash flow from operations in the current year include a decrease in inventory of $6.0 million as we continue to manage our inventory levels and a decrease in net receivables of $1.3 million. The decrease in inventory includes a decrease in semiconductor and flat panel display inventory of $2.6 million as we migrate to being an OEM supplier instead of an in-line system provider.

Cash Flow from Investing Activities

	Nine Months Ended March 31,
	2010	2009
	(Dollars in millions)
Net cash flows provided by investing activities	$1.8	$11.6

Cash flows provided by investing activities for the first nine months of fiscal 2010 decreased by $9.8 million as compared with the prior year period. This decrease was primarily related to a net decrease in proceeds and purchases of marketable securities of $13.7 million, partially offset by a decrease in fixed asset additions of $3.3 million.

Cash Flow from Financing Activities

	Nine Months Ended March 31,
	2010	2009
	(Dollars in millions)
Net cash flows used for financing activities	$—	$(1.1)

Cash flows used for financing activities in the nine months ended March 31, 2010 decreased by $1.1 million as compared with the prior year period. For the nine months ended March 31, 2009, there was a dividend payment of $1.3 million to a minority interest partner. A dividend was not paid in the nine months ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the nine months ended March 31, 2010 except for the ongoing economic uncertainty which is impacting us through decreased order levels and order push-outs by some of our customers. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K, as amended, for the year ended June 30, 2009, filed with the Securities and Exchange Commission (the “2009 Annual Report”).

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

Item 4. Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on May 14, 2010, we determined that accounting errors were made in our statements of cash flows. The errors relate to the allocation of cash flows from operating activities between continuing operations and discontinued operations. Based on the impact of the aforementioned accounting errors, we determined to restate our interim financial statements as of and for the periods ending September 30, 2009 and 2008 and December 31, 2009 and 2008.

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness in internal controls over financial reporting. The material weakness existed at September 30, 2009, December 31, 2009, and March 31, 2010 and was not identified until May 10, 2010. We are in the process of developing a remediation plan to address such deficiency, which we expect to implement in the fourth quarter of fiscal 2010. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In response to this material weakness in internal control, management performed additional analyses and other post-closing procedures to ensure our restated condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the restated condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On January 19, 2010, we announced the appointment of Dr. Chris L. Koliopoulos as our new President and Chief Executive Officer and member of our Board of Directors. Dr. Koliopoulos replaced J. Bruce Robinson, our former Chief Executive Officer, who in October 2009 announced his impending retirement. Although Dr. Koliopoulos is considered a leading expert in optical interferometry and founded and led two successful optical metrology businesses, we cannot assure you that he will be successful in integrating with other members of our senior management or in executing our growth strategy.

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

Unsolicited proposals to acquire our common stock may require a significant expenditure of time and resources on our part.

On January 5, 2010, we received an unsolicited proposal from II-VI Incorporated to acquire all of the outstanding shares of common stock of the company. Our Board of Directors hired an independent advisor, evaluated this proposal carefully in the context of several things, including our current strategic plans, and unanimously rejected the offer. If we were to receive other unsolicited proposals, a financial review and consideration of a proposal may require the expenditure of significant time and resources by us, and be a source of distraction for our employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2010—January 31, 2010	13,602	$10.87	—	$5.0
February 1, 2010—February 28, 2010	—	—	—	$5.0
March 1, 2010—March 31, 2010	—	—	—	$5.0

(1)	Shares were repurchased from certain of our employees in satisfaction of withholding tax obligations arising from the vesting of their restricted stock.

(2)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. During the three months ended March 31, 2010, there were no repurchases of common stock in the open market.

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2010, except for 361,217 shares of our common stock issued in connection with the acquisition of Zemetrics, Inc., as previously disclosed on our Current Report on Form 8-K filed on January 22, 2010.

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders was held on February 10, 2010. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1—Election of Board of Directors

The following individuals were elected as a result of the following vote:

	For	Withheld
Eugene G. Banucci	10,143,583	1,312,984
Stephen D. Fantone	11,161,181	295,386
Samuel H. Fuller	11,308,178	148,389
Seymour E. Liebman	11,082,852	373,715
Robert B. Taylor	11,185,665	270,902
Carol P. Wallace	11,288,302	168,265
Gary K. Willis	11,102,530	354,037
Bruce W. Worster	10,333,132	1,123,435

Drs. Banucci and Worster have since resigned from our Board.

Proposal No. 2—Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2010 were as follows:

For	Against	Abstain
14,265,122	66,149	20,775

Proposal No. 3—Ratification of election of Chris L. Koliopoulos as a director were as follows:

For	Abstain
10,693,980	211,033

There were no other matters submitted to a vote of our stockholders.

Item 6. Exhibits

(a)	Exhibits:
	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYGO CORPORATION (Registrant)

/s/ Chris L. Koliopoulos
Chris L. Koliopoulos
Chairman, President, and Chief Executive Officer

/s/ Walter A. Shephard
Walter A. Shephard
Vice President, Finance, Chief Financial Officer, and Treasurer

Date: May 17, 2010

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