Form 10-Q/A
period 2009-09-30
ZYGO CORP
filed 2010-05-18
CIK 730716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).(2) YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009, (the “Original Filing”), is being filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to amend the Original Filing to reflect restatements of the Company’s Condensed Consolidated Statements of Cash Flows, Note 2, “Discontinued Operations”, and the Liquidity and Capital Resources section of Management’s Discussion and Analysis on page 22. In addition, the Notes to Condensed Consolidated Financial Statements were amended to include Note 18, “Restatements”, which summarizes the changes made to our restated Condensed Consolidated Statements of Cash Flows. Item 4, “Controls and Procedures” has also been amended related to the impact on internal control of such restatement. The restatement of the Condensed Consolidated Statement of Cash Flows was primarily related to the presentation of net cash provided by operations from continuing operations and net cash used for operating activities from discontinued operations. Such errors related to the incorrect inclusion of the loss from discontinued operations in net cash provided by operating activities from continuing operations, as well as an accrued liability increase incorrectly reflected as a use of cash for discontinued operations instead of a source of cash, an income tax benefit incorrectly included as an offset to operating expenses in the detail of discontinued operations for the three months ended September 30, 2008, and the incorrect inclusion of an allowance for doubtful accounts related to discontinued operations in the parenthetical disclosure on the balance sheet as of September 30, 2009. In addition, in Note 14, “Derivatives and Hedging Activities”, the number of foreign exchange contracts was inadvertently left blank. The correct number of 6 contracts was added. In Note 15, “Income Taxes”, the effective tax rate percentage for the three month periods ended September 30, 2009 and 2008 were corrected from 16% and 37% to 22% and 32%, respectively. No other changes were made to this Quarterly Report, including events that occurred subsequently to the Original Filing. See Note 18 to the Condensed Consolidated Financial Statements for the additional information regarding the restatement and the Overview in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the changes in Item 2.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q/A Quarterly Report regarding our financial performance, condition and operations, and the business strategy, plans, anticipated sales, orders, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the sales cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and the risk related to the Company’s transition to new senior management.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q/A. Further information on potential factors that could affect our business is described in this Form 10-Q/A and in our reports on file with the Securities and Exchange Commission, including our Form 10-K, as amended, for the fiscal year ended June 30, 2009.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
Net sales	$21,325	$37,493
Cost of goods sold	14,151	21,006

Gross profit	7,174	16,487

Selling, general, and administrative expenses	6,555	9,085
Research, development, and engineering expenses	3,647	5,306
Provision for doubtful accounts and notes	221	382

Operating profit (loss)	(3,249)	1,714

Other income (expense)
Interest income	51	369
Miscellaneous income (expense)	60	(444)

Total other income (expense)	111	(75)

Earnings (loss) from continuing operations before income taxes, including non-controlling interest	(3,138)	1,639
Income tax expense	(682)	(531)

Net earnings (loss) from continuing operations	(3,820)	1,108
Loss from discontinued operations, net of tax	(1,835)	(329)

Net earnings (loss) including non-controlling interest	(5,655)	779
Net earnings attributable to non-controlling interest	132	276

Net earnings (loss) attributable to Zygo Corporation	$(5,787)	$503

Net earnings (loss) from continuing operations attributable to Zygo Corporation	$(3,952)	$832

Basic and diluted—Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$(0.23)	$0.05
Discontinued operations	(0.11)	(0.02)

Net earnings (loss) per share	$(0.34)	$0.03

Weighted average shares outstanding
Basic shares	16,943	16,775

Diluted shares	16,943	17,162

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	(3,952)	832
Discontinued operations, net of tax	(1,835)	(329)

Net earnings (loss) attributable to Zygo Corporation	$(5,787)	$503

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands, except share amounts)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$35,721	$32,723
Marketable securities	3,005	4,015
Receivables, net of allowance for doubtful accounts of $2,774 and $2,550, respectively	19,999	20,874
Inventories	28,162	30,452
Prepaid expenses and other	1,729	1,527
Income tax receivable	307	1,022
Current assets of discontinued operations	25	294

Total current assets	88,948	90,907
Marketable securities	603	499
Property, plant, and equipment, net	26,110	27,325
Intangible assets, net	4,203	4,211
Other assets	1,013	1,013
Non-current assets of discontinued operations	—	144

Total assets	$120,877	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,848	$5,089
Accrued progress payments and deferred revenue	6,636	5,924
Accrued salaries and wages	3,016	3,508
Other accrued liabilities	5,388	6,313
Income tax payable	615	—
Current liabilities of discontinued operations	690	331

Total current liabilities	22,193	21,165
Long-term income tax payable	1,826	1,826
Other long-term liabilities	1,013	1,081
Non-current liabilities of discontinued operations	364	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 19,144,935 shares issued (19,044,331 at June 30, 2009); 16,983,500 shares outstanding (16,914,978 at June 30, 2009)	1,914	1,904
Additional paid-in capital	156,848	156,176
Retained earnings	(39,337)	(33,550)
Accumulated other comprehensive income (loss):
Foreign currency translation effect	268	(306)
Treasury stock, at cost, 2,161,435 shares (2,129,353 at June 30, 2009)	(25,848)	(25,641)

Total stockholders’ equity—Zygo Corporation	93,845	98,583
Non-controlling interest	1,636	1,444

Total stockholders’ equity	95,481	100,027

Total liabilities and stockholders’ equity	$120,877	$124,099

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of dollars)

	Three Months Ended September 30,
	2009	2008
	(As Restated— See Note 18)	(As Restated— See Note 18)
Cash provided by (used for) operating activities:
Net earnings (loss) including non-controlling interest	$(5,655)	$779
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities from continuing operations:
Loss from discontinued operations	1,835	329
Depreciation and amortization	1,638	1,981
Loss on disposal of assets	9	25
Deferred income taxes	(63)	277
Impairment of marketable securities	—	99
Provision for doubtful accounts	221	382
Compensation cost related to share-based payment arrangements	667	1,012
Excess tax benefits from share-based payment arrangements	—	(9)
Other	(88)	115
Changes in operating accounts, excluding the effect of acquisition:
Receivables	1,026	2,201
Inventories	2,547	(3,159)
Prepaid expenses	548	(1,090)
Accounts payable, accrued expenses, and taxes payable	279	1,750

Net cash provided by operating activities from continuing operations	2,964	4,692

Net cash used in operating activities from discontinued operations	(701)	(578)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(245)	(2,046)
Purchase of marketable securities	(999)	(5,187)
Additions to intangibles and other assets	(142)	(103)
Proceeds from the sale and maturity of marketable securities	2,000	7,700
Proceeds from the sale of other assets	1	—

Net cash provided by investing activities	615	364

Cash provided by (used for) financing activities:
Employee stock purchase	—	122
Excess tax benefits from share-based payment arrangements	—	9
Restricted stock vesting and related tax benefits	(212)	(118)
Exercise of employee stock options	12	177

Net cash provided by (used for) financing activities	(200)	190

Effect of exchange rate changes on cash and cash equivalents	320	(656)

Net increase in cash and cash equivalents	2,998	4,012
Cash and cash equivalents, beginning of year	32,723	26,421

Cash and cash equivalents, end of period	$35,721	$30,433

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

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009, and November 9, 2009 when the condensed consolidated financial statements were originally issued.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

The following table summarizes the operating results of our discontinued operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Net sales	$321	$899
Non-cash impairment charge	(678)	—
Operating expenses	(1,478)	(1,298	)*

Loss before income taxes	(1,835)	(399)
Income taxes benefit	—	70	*

Loss from discontinued operations, net of tax	$(1,835)	$(329)

*

The summarized operating results of our discontinued operations for the three months ended September 30, 2008 have been restated to correctly classify income taxes benefit of $70 previously included in operating expenses. See Note 18 to the Condensed Consolidated Financial Statements.

The following table sets forth the assets and liabilities of our discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Receivables	$—	$269
Other assets	25	25

Current assets of discontinued operations	$25	$294

Property, plant, and equipment	$—	$144

Non-current assets of discontinued operations	$—	$144

Accounts payable	$214	$102
Accrued expenses and other current liabilities	476	229

Current liabilities of discontinued operations	$690	$331

Other long-term liabilities	$364	$—

Non-current liabilities of discontinued	$364	$—

Note 3: Restructuring and related costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. During the three months ended September 30, 2009, we recorded additional severance charges. During this same period, restructuring charges (severance) totaled $84, of which $71 was included in research, development, and engineering and $13 was included in selling, general, and administration.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2009 and fiscal 2008 restructuring actions:

	September 30, 2009
	Severance	Facility Consolidation Costs	Total
Balance at June 30, 2009	$262	$452	$714
Restructuring charges	84	—	84
Payments	(63)	(56)	(119)

Balance at September 30, 2009	$283	$396	$679

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

	June 30, 2008
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

Note 5: Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and 2008:

Assets and Liabilities Measured at Fair Value:

	Total carrying value at September 30, 2009	Fair value measurements at September 30, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$603	$603	$—	$—
Foreign currency hedge	(161)	—	(161)	—

Total	$442	$603	$(161)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

Assets and Liabilities Measured at Fair Value:

	Total carrying value at September 30, 2008	Fair value measurements at September 30, 2008
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$489	$489	$—	$—
Available-for-sale securities	210	—	—	210
Foreign currency hedge	(36)	—	(36)	—

Total	$663	$489	$(36)	$210

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
(Dollars in thousands, except for per share amounts)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

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

Note 10: Intangible Assets

Intangible assets include patents, trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents, trademarks, customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 5-17 years. We entered into a non- compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of September 30, 2009, current liabilities include $181 and long-term liabilities include $229 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at September 30, 2009 and June 30, 2009 were as follows:

	September 30, 2009	June 30, 2009
Patents and trademarks	$5,664	$5,586
Covenant not-to-compete	851	851

	6,515	6,437
Accumulated amortization	(2,312)	(2,226)

Total	$4,203	$4,211

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

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

	Three Months Ended September 30,
	2009	2008
Metrology Solutions
Sales	$15,977	$26,838
Gross profit	$7,471	$13,247
Gross profit as a % of sales	47%	49%
Optical Systems
Sales	$5,348	$10,655
Gross profit	$(297)	$3,240
Gross profit as a % of sales	–6%	30%
Total
Sales	$21,325	$37,493
Gross profit	$7,174	$16,487
Gross profit as a % of sales	34%	44%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, long-lived assets, and depreciation and amortization are U.S. based.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

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

The following table summarizes the fair value of derivative instruments as of September 30, 2009:

Derivitives not designated as hedging instruments		Balance Sheet Location
Foreign exchange contracts	6*	Accrued expenses	$161

*	In the Original Filing, the number of contracts was inadvertently left blank. See Note 18.

Note 15: Income Taxes

	Three Months Ended September 30,
	2009			2008
	Amount	Tax Rate %		Amount	Tax Rate %
Income tax expense	$(682)	22	%*	$(531)	32	%*

*	In the Original Filing the effective Tax Rate % for the three months ended September 30, 2009 and 2008 was 16% and 37%, respectively. Such amounts were originally calculated incorrectly.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except for per share amounts)

Note 18: Restatements

Subsequent to the issuance of its September 30, 2009 condensed consolidated financial statements, the Company identified certain errors relating to the presentation of cash flows for the three months ended September 30, 2009 and 2008. The changes were primarily related to the presentation of net cash provided by operations from continuing operations and net cash used for operating activities from discontinued operations. Such errors related to the incorrect inclusion of the loss from discontinued operations in net cash provided by operating activities from continuing operations as well as an accrued liability increase incorrectly reflected as a use of cash for discontinued operations instead of a source of cash. Additionally, other corrections were made to cash flow statement items related to the allocation of amounts related to discontinued operations. The changes to the condensed consolidated statements of cash flows are as follows:

	As Reported Three Months Ended September 30,		As Restated Three Months Ended September 30,
	2009	2008	2009	2008
Net earnings (loss) from continuing operations	$(3,952)	$832	—	—
Loss from discontinued operations	(1,835)	(329)	—	—
Net earnings (loss) including non-controlling interest	—	—	(5,655)	779
Adjustment to reconcile net earnings to cash:
Loss from discontinued operations	—	—	1,835	329
Loss on disposal of assets	9	(298)	9	25
Deferred income taxes	(63)	207	(63)	277
Provision for doubtful accounts	221	632	221	382
Compensation cost related to share-based payment arrangements	674	1,012	667	1,012
Noncontrolling interest	132	276	—	—
Other	(89)	115	(88)	115
Change in receivables	1,026	1,951	1,026	2,201
Change in accounts payable, accrued expenses, and taxes payable	1,342	1,750	279	1,750
Net cash provided by operating activities from continuing operations	2,198	3,970	2,964	4,692
Net cash used for operating activities from discontinued operations	65	144	(701)	(578)

Additionally, certain corrections were made to the Notes to the Condensed Consolidated Financial Statements as follows:

An error was corrected in the discontinued operations schedule included in Note 2 to the Condensed Consolidated Financial Statements for the three months ended September 30, 2008. The change was related to an income tax benefit being included in operating expenses. The changes to that schedule are as follows:

	As Reported Three Months Ended September 30,		As Restated Three Months Ended September 30,
	2009	2008	2009	2008
Operating expenses	(1,478)	(1,228)	(1,478)	(1,298)
Loss before income taxes	(1,835)	(329)	(1,835)	(399)
Income taxes benefit	—	—	—	70

In addition, in Note 14, “Derivatives and Hedging Activities”, the number of foreign exchange contracts was inadvertently left blank. The correct number of 6 contracts was added. Note 15, “Income Taxes”, was also corrected to reflect a correction to the “tax rate”, presented in each of the periods. The tax rates for the three months ended September 30, 2009 and 2008 were corrected to 22% and 32%, respectively, from 16% and 37%, respectively.

Also, the parenthetical disclosure of the allowance for doubtful accounts as of September 30, 2009 on the balance sheet incorrectly included amounts pertaining to discontinued operations and has been corrected from $3,305 to $2,774.

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

Subsequent to the issuance of its September 30, 2009 condensed consolidated financial statements, the Company identified certain errors relating to the presentation of cash flows for the three months ended September 30, 2009 and 2008. The correction of these errors impacted disclosures made in Liquidity and Capital Resources whereby the cash flow from operating activities from continuing operations changed to $3.0 and $4.7 for the three months ended September 30, 2009 and 2008, respectively, from $2.2 and $4.0 for the three months ended September 30, 2009 and 2008, respectively. Also, the cash flow from operating activities from discontinued operations changed to $(0.7) million and $(0.6) million for the three months ended September 30, 2009 and 2008, respectively, from $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively. See Note 18 to the Condensed Consolidated Financial Statements. Additionally, in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, a section titled Discontinued Operations was added to discuss the results of discontinued operations.

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

Gross Profit by Segment

	Fiscal 2010		Fiscal 2009
	Amount	Gross Profit %	Amount	Gross Profit %
		(Dollars in millions)
Quarter ended September 30
Metrology Solutions	$7.5	47%	$13.3	49%
Optical Systems	(0.3)	–6%	3.2	30%

Total	$7.2	34%	$16.5	44%

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

Income Tax Benefit (Expense)

	Fiscal 2010		Fiscal 2009
	Amount	Tax Rate %	Amount	Tax Rate %
	(Dollars in millions)
Quarter ended September 30	$(0.7)	22%	$(0.5)	32%

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

Discontinued Operations

	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Three months ended September 30	$(1.8)	8%	$(0.3)	1%

Loss from discontinued operations for the three months ended September 30, 2010 increased by $1.5 primarily due to severance and other closure costs, including provisions for doubtful accounts receivables and equipment impairments.

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

Cash Flow from Operating Activities

	Three Months Ended September 30,
	2009	2008
	(Dollars in millions)
Net cash flows provided by operating activities from continuing operations	$3.0	$4.7
Net cash flows provided by operating activities from discontinued operations	$(0.7)	$(0.6)

Cash flows from operating activities from continuing operations for the first three months of fiscal 2010 decreased by $1.7 million as compared with the prior year period. This was primarily due to a negative change in net income from continuing operations of $4.9 million, offset by the positive change in inventory related cash flows of $5.7 million. The change in inventory related cash flows is primarily a result of decreasing inventory levels in the three months ended September 30, 2009 as we continue to manage inventory levels down to our current order rate

Cash Flow from Investing Activities

	Three Months Ended September 30,
	2009	2008
	(Dollars in millions)
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
	(Dollars in millions)
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

Item 4. Controls and Procedures

As previously disclosed in a Current Report on Form 8-K which we filed on May 14, 2010 and as described in our Explanatory Note to this Form 10-Q/A and Note 18 to our accompanying condensed consolidated financial statements included herein, we determined that accounting errors were made in our statements of cash flows. The errors relate to the allocation of cash flows from operating activities between continuing operations and discontinued operations. Based on the impact of the aforementioned accounting errors, we determined to restate our interim financial statements as of and for the periods ending September 30, 2009 and 2008 and December 31, 2009 and 2008.

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness in internal controls over financial reporting. The material weakness existed at September 30, 2009 and was not identified until May 10, 2010. We are in the process of developing a remediation plan to address such deficiency, which we expect to implement in the fourth quarter of fiscal 2010. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Except as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2009–July 31, 2009	96	4.79	—	$5.0
August 1, 2009–August 31, 2009	31,829	6.62	—	$5.0
September 1, 2009– September 30, 2009	—	—	—	$5.0

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