Form 10-Q/A
period 2009-12-31
ZYGO CORP
filed 2010-05-18
CIK 730716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (1) YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2010, (the “Original Filing”), is being filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to amend the Original Filing to reflect restatements of the Company’s Condensed Consolidated Statements of Cash Flows, Note 7, “Receivables”, Note 15, “Income Taxes” and the Liquidity and Capital Resources section of Management’s Discussion and Analysis on page 24. In addition, the Notes to Condensed Consolidated Financial Statements were amended to include Note 18, “Restatements”, which summarizes the changes made to our restated Condensed Consolidated Statements of Cash Flows. Item 4, “Controls and Procedures” has also been amended related to the impact on internal control of such restatements. The restatement of the Condensed Consolidated Statement of Cash Flows was primarily related to the presentation of net cash provided by operations from continuing operations and net cash used for operating activities from discontinued operations. Such errors related to the incorrect inclusion of the loss from discontinued operations in net cash provided by operating activities from continuing operations, as well as an accrued liability increase incorrectly reflected as a use of cash for discontinued operations instead of a source of cash. In addition, there was an incorrect inclusion of an allowance for a doubtful account related to discontinued operations in the parenthetical disclosure on the balance sheet as of December 31, 2009 and the incorrect inclusion of such amount in the disclosure of gross trade receivables and the allowance for doubtful accounts in Note 7. Clarifying parenthesis was added to correct the presentation of the three and six months income tax benefit amounts for fiscal 2009 in Note 15. Also in Note 15, the effective tax rates were corrected for the three and six month periods ended December 31, 2008 from 34% and 33% to 35% and 36%, respectively. No other changes were made to this Quarterly Report, including events that occurred subsequently to the Original Filing. See Note 18 to the Condensed Consolidated Financial Statements for the additional information regarding the restatement and the Overview in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the changes in Item 2.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q/A Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net sales to our major customer; manufacturing and supplier risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to the acquisition of Zemetrics and integration of the business and employees; the risk related to the Company’s transition to new senior management, and the risk associated with unsolicited proposals to purchase the outstanding shares of common stock of the company.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands, except share amounts)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$37,745	$32,723
Marketable securities	1,000	4,015
Receivables, net of allowance for doubtful accounts of $2,778 and $2,550, respectively	21,015	20,874
Inventories	24,383	30,452
Prepaid expenses and other	1,846	1,527
Income tax receivable	1,252	1,022
Current assets of discontinued operations	78	294

Total current assets	87,319	90,907
Marketable securities	627	499
Property, plant, and equipment, net	24,886	27,325
Intangible assets, net	4,172	4,211
Other assets	1,011	1,013
Non-current assets of discontinued operations	—	144

Total assets	$118,015	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,870	$5,089
Accrued progress payments and deferred revenue	5,440	5,924
Accrued salaries and wages	3,764	3,508
Other accrued liabilities	5,143	6,313
Income tax payable	673	—
Current liabilities of discontinued operations	474	331

Total current liabilities	20,364	21,165
Long-term income tax payable	1,826	1,826
Other long-term liabilities	1,361	1,081
Non-current liabilities of discontinued operations	365	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value per share: 40,000,000 shares authorized; 19,178,001 shares issued (19,044,331 at June 30, 2009); 17,008,800 shares outstanding (16,914,978 at June 30, 2009)	1,918	1,904
Additional paid-in capital	157,341	156,176
Accumulated deficit	(41,242)	(33,550)
Accumulated other comprehensive income (loss):
Foreign Currency translation effect	306	(306)
Treasury stock, at cost, 2,169,201 shares (2,129,353 at June 30, 2009)	(25,874)	(25,641)

Total stockholders’ equity - Zygo Corporation	92,449	98,583
Non-controlling interest	1,650	1,444

Total stockholders’ equity	94,099	100,027

Total liabilities and stockholders’ equity	$118,015	$124,099

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Zygo Corp.	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss) Attributable to Zygo Corp.
	Shares	Amount		Shares	Amount
Balance at June 30, 2008	16,732	$1,882	$152,663	2,092	$(25,390)	$32,514	$855	$162,524	$2,266	$164,790
Comprehensive income (loss):
Net (loss) earnings	—	—	—	—	—	(3,538)	—	(3,538)	648	(2,890)	$(3,538)
Unrealized gain on marketable securities	—	—	—	—	—	—	39	39	—	39	39
Foreign currency translation effect	—	—	—	—	—	—	(1,193)	(1,193)	(326)	(1,519)	(1,193)

											$(4,692)

Non-cash compensation charges related to stock options	—	—	1,652	—	—	—	—	1,652	—	1,652
Employee stock purchase	13	2	121	—	—	—	—	123	—	123
Restricted stock vesting and related tax effect	84	9	(10)	14	(134)	—	—	(135)	—	(135)
Exercise of employee stock options and related tax effect	26	2	183	—	—	—	—	185	—	185
Dividend Paid	—	—	—	—	—	—	—	—	(1,302)	(1,302)

Balance at December 31, 2008	16,855	$1,895	$154,609	2,106	$(25,524)	$28,976	$(299)	$159,657	$1,286	$160,943

Balance at June 30, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net (loss) earnings	—	—	—	—	—	(7,692)	—	(7,692)	445	(7,247)	$(7,692)
Foreign currency translation effect	—	—	—	—	—	—	612	612	(239)	373	612

											$(7,080)

Non-cash compensation charges related to stock options	—	—	1,170	—	—	—	—	1,170	—	1,170
Restricted stock vesting and related tax effect	93	15	(15)	40	(238)	—	—	(238)	—	(238)
Exercise of employee stock options and related tax effect	1	(1)	10	—	5	—	—	14	—	14

Balance at December 31, 2009	17,009	$1,918	$157,341	2,169	$(25,874)	$(41,242)	$306	$92,449	$1,650	$94,099

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Six Months Ended December 31,
	2009	2008
	(As Restated— See Note 18)	(As Restated— See Note 18)
Cash provided by (used for) operating activities:
Net loss including non-controlling interest	$(7,247)	$(2,890)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations:
Loss from discontinued operations	2,474	543
Depreciation and amortization	3,121	3,989
Loss on disposal of assets	22	69
Deferred income taxes	(61)	(2,391)
Impairment of marketable securities	—	238
Provision for doubtful accounts	227	1,014
Compensation cost related to share-based payment arrangements	1,117	1,632
Excess tax benefits from share-based payment arrangements	—	(9)
Other	(146)	—
Changes in operating accounts:
Receivables	(127)	4,225
Inventories	6,364	(3,498)
Prepaid expenses	(504)	(495)
Accounts payable, accrued expenses, and taxes payable	(1,142)	1,902

Net cash provided by operating activities from continuing operations	4,098	4,329

Net cash used for operating activities from discontinued operations	(1,309)	(1,531)

Cash provided by investing activities:
Additions to property, plant, and equipment	(625)	(3,021)
Purchase of marketable securities	(999)	(8,174)
Additions to intangibles and other assets	(312)	(314)
Proceeds from the sale and maturity of marketable securities	4,000	18,892
Proceeds from the sale of other assets	291	—

Net cash provided by investing activities	2,355	7,383

Cash used for financing activities:
Employee stock purchase	—	122
Dividend payment to minority interest	—	(1,301)
Excess tax benefits from share-based payment arrangements	—	9
Restricted stock vesting and related tax benefits	(238)	(134)
Exercise of employee stock options	13	185

Net cash used for financing activities	(225)	(1,119)

Effect of exchange rate changes on cash and cash equivalents	103	(796)

Net increase in cash and cash equivalents	5,022	8,266
Cash and cash equivalents, beginning of year	32,723	26,421

Cash and cash equivalents, end of period	$37,745	$34,687

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

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009, and February 9, 2010 when the condensed consolidated financial statements were originally issued.

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

Note 3: Restructuring and related costs

In connection with ongoing cost reduction efforts during fiscal 2009, we initiated restructuring actions related to workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. During the six months ended December 31, 2009, we recorded restructuring and related charges, consisting primarily of additional severance charges, totaling $602, of which $383 was included in selling, general, and administration, and $219 was included in research, development, and engineering.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2010 and fiscal 2009 restructuring actions:

	December 31, 2009
	Severance	Facility Consolidation Costs	Total
Balance at June 30, 2009	$262	$452	$714
Restructuring charges	602	—	602
Payments	(310)	(111)	(421)

Balance at December 31, 2009	$554	$341	$895

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

	December 31, 2008
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

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	16,993,467	16,834,363	16,967,988	16,804,757
Dilutive effect of stock options and restricted shares	—	—	—	—

Diluted weighted average shares outstanding	16,993,467	16,834,363	16,967,988	16,804,757

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and June 30, 2009:

Assets and Liabilities Measured at Fair Value:

	Total carrying value at December 31, 2009	Fair value measurements at December 31, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading security	$627	$627	$—	$—
Foreign currency hedge	(1)	—	(1)	—

Total	$626	$627	$(1)	$—

Assets and Liabilities Measured at Fair Value:

	Total carrying value at June 30, 2009	Fair value measurements at June 30, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading security	$499	$499	$—	$—
Foreign currency hedge	(14)	—	(14)	—

Total	$485	$499	$(14)	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

Note 7: Receivables

At December 31, 2009 and June 30, 2009, receivables were as follows:

	December 31, 2009		June 30, 2009
Trade	$19,904	*	$19,601
Receivable from Nanometrics for sale of certain assets	3,349		3,392
Other	540		431

	23,793	*	23,424
Allowance for doubtful accounts	(2,778	)*	(2,550)

	$21,015		$20,874

*

Gross trade accounts receivable for December 31, 2009 and the allowance for doubtful accounts for December 31, 2009 have been restated to remove amounts related to discontinued operations of $192 and $(192), respectively. See Note 18.

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

As of December 31, 2009, we had six currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $1,870. These foreign currency hedges are not considered designated hedging instruments. For the three months ended December 31, 2009 and 2008, we recognized net unrealized gains of $160 and unrealized losses of $285, respectively, from foreign currency forward contracts. For the six months ended December 31, 2009 and 2008, we recognized net unrealized gains of $13 and unrealized losses of $357, respectively, from foreign currency forward contracts. These unrealized losses and gains are substantially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income (expense) on our Condensed Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2009:

Derivatives not designated as hedging instruments		Balance Sheet Location
Foreign exchange contracts	6	Prepaid expenses	$11
		Accrued expenses	$12

Note 15: Income Taxes

	Three Months Ended December 31,						Six Months Ended December 31,
	2009		2008				2009		2008
	Amount	Tax Rate %	Amount		Tax Rate %		Amount	Tax Rate %	Amount		Tax Rate %
Income tax expense (benefit)	$(308)	24%	$(1,853	)*	35	%*	$374	9%	$(1,322	)*	36	%*

*

These are income tax benefits and such amounts have been corrected by adding clarifying parentheses. Such parentheses were incorrectly not included in the Original Filing. In the Original Filing the effective Tax Rate % for the three and six months ended December 31, 2008 was 34% and 33%, respectively. Such amounts were originally calculated incorrectly. See Note 18.

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

Note 18: Restatements

Subsequent to the issuance of its December 31, 2009 condensed consolidated financial statements, the Company identified certain errors relating to the presentation of cash flows for the six months ended December 31, 2009 and 2008. The changes were primarily related to the presentation of net cash provided by operations from continuing operations and net cash used for operating activities from discontinued operations. Such errors related to the incorrect inclusion of the loss from discontinued operations in net cash provided by operating activities from continuing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

operations, as well as an accrued liability increase incorrectly reflected as a use of cash for discontinued operations instead of a source of cash. Additionally, other corrections were made to cash flow statement items related to the allocation of amounts related to discontinued operations.

The changes to the condensed consolidated statements of cash flows are as follows:

	As Reported Six Months Ended December 31,		As Restated Six Months Ended December 31,
	2009	2008	2009	2008
Adjustment to reconcile net earnings to cash:
Loss from discontinued operations	—	—	2,474	543
Compensation costs related to share-based payment arrangements	1,170	1,632	1,117	1,632
Change in receivables	(180)	4,225	(127)	4,225
Change in accounts payable, accrued expenses, and taxes payable	112	1,902	(1,142)	1,902
Net cash provided by operating activities from continuing operations	2,878	3,786	4,098	4,329
Net cash used for operating activities from discontinued operations	(89)	(988)	(1,309)	(1,531)

Additionally, certain corrections were made to certain Notes to the condensed consolidated financial statements as follows:

Note 7: Receivables has been restated to reflect a correction in gross trade receivables for December 31, 2009 and the allowance for doubtful accounts for December 31, 2009 to remove amounts belonging in discontinued operations of $192 and $(192), respectively. There was no change to reported net trade receivables. In addition, the parenthetical disclosure of the allowance for doubtful accounts on the Condensed Consolidated Balance Sheet as of December 31, 2009 was corrected by $(192), from $2,970 to $2,778.

Note 15: Income taxes was restated to correct the presentation of the three and six months income tax benefit for fiscal 2009. These income tax benefits were corrected by adding clarifying parenthesis. Note 15, “Income Taxes”, was also corrected to reflect a correction to the tax rate presented in each period for fiscal 2009. The tax rates for the three and six months ended December 31, 2008 were corrected to 35% and 36%, respectively, from 34% and 33%, respectively.

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

Subsequent to the issuance of its December 31, 2009 condensed consolidated financial statements, the Company identified certain errors relating to the presentation of cash flows for the six months ended December 31, 2009 and 2008. The correction of these errors impacted disclosures made in Liquidity and Capital Resources whereby the cash flow from operating activities from continuing operations changed to $4.1 and $4.3 for the six months ended December 31, 2009 and 2008, respectively, from $2.9 and $3.8 for the six months ended December 31, 2009 and 2008, respectively. Also, the cash flow from operating activities from discontinued operations changed to $(1.3) million and $(1.5) for the six months ended December 31, 2009 and 2008, respectively, from $(0.1) million and $(1.0) million for the six months ended December 31, 2009 and 2008, respectively. See Note 18 to the condensed consolidated financial statements. Additionally, in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, a section titled Discontinued Operations was added to discuss the results of discontinued operations.

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

Income Tax Benefit (Expense)

	Fiscal 2010		Fiscal 2009
	Amount	Tax Rate %	Amount	Tax Rate %
	(Dollars in millions)
Quarter ended December 31	$0.3	24%	$1.9	35%
Six months ended December 31	$(0.4)	9%	$1.3	36%

Income tax benefit for the three months ended December 31, 2009 include a benefit resulting from a tax refund associated with a carry back of AMT losses to earlier tax years. In addition, income tax benefit (expense) for the three and six months ended December 31, 2009 included income tax expense in state and foreign jurisdictions, which could not be offset by current and prior net operating losses. We continue to maintain a valuation allowance on all of our net deferred tax assets totaling $40.9 million at December 31, 2009. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Discontinued Operations

(Dollars in millions)	Fiscal 2010		Fiscal 2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in millions)
Quarter ended December 31	$(0.6)	2%	$(0.2)	1%
Six months ended December 31	$(2.5)	5%	$(0.5)	1%

Loss from discontinued operations for the three months ended December 31, 2009 increased by $0.4 primarily due to higher closure costs. The loss from discontinued operations for the six months ended December 31, 2009 increased by $2.0 primarily due to severance and other closure costs, including provisions for doubtful accounts receivable and equipment impairments.

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

Cash Flow from Operating Activities

	Six Months Ended December 31,
	2009	2008
	(Dollars in millions)
Net cash flows provided by operating activities from continuing operations	$4.1	$4.3
Net cash flows used for operating activities from discontinued operations	$(1.3)	$(1.5)

Cash flows from operating activities from continuing operations for the first half of fiscal 2010 and 2009 was $4.1 million. The cash flow provided by operating activities from continuing operations for fiscal 2010 was primarily due to a decrease in inventories of $6.4 million as we continue to manage inventory levels down to our current order rate, partially offset by the increase in the loss from continuing operations. The cash flow provided by operating activities from continuing operations for fiscal 2009 was primarily due to the decrease in accounts receivable of $4.2 million.

Cash Flow from Investing Activities

	Six Months Ended December 31,
	2009	2008
	(Dollars in millions)
Net cash flows provided by investing activities	$2.4	$7.4

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
	(Dollars in millions)
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

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness in internal controls over financial reporting. The material weakness existed at September 30, 2009 and December 31, 2009 and was not identified until May 10, 2010. We are in the process of developing a remediation plan to address such deficiency, which we expect to implement in the fourth quarter of fiscal 2010. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Except as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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