Form 10-K
period 2010-06-30
ZYGO CORP
filed 2010-09-13
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________________ to ____________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2009, as reported by the NASDAQ National Market, was $57,314,894. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

17,540,983 Shares of Common Stock, $.10 Par Value, at September 1, 2010

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” and “Zygo” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management for future operations are forward-looking statements. These forward-looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. Zygo undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“Zygo,’’ “we,’’ “us,’’ “our,’’ or “Company’’) designs, develops, and manufactures ultra-high precision measurement solutions to improve our customers’ manufacturing yields, and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate within two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology segment”) manufactures products to improve quality, increase productivity, and decrease the overall cost of product development and manufacturing for high-technology companies. Our Optical Systems Division (also referred to herein as the “Optics segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across medical, defense, semiconductor, laser fusion research, biomedical, and other industrial markets. The Metrology Solutions Division, has manufacturing locations in Middlefield, Connecticut; Montreal Canada; and Shanghai, China. The Optical Systems Division, has manufacturing locations in Middlefield, Connecticut; Tucson, Arizona; and Costa Mesa, California.

Our current focus is on worldwide markets that are engaged in research and manufacture of high volume, precision components being used to support emerging and growing high technology applications in industries such as consumer electronics, solar energy, automotive engineering, LED lighting, medical, military and defense. We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of our joint venture in China.

Over the last five fiscal quarters, we have divested ourselves of our Semiconductor and Flat Panel Display (“FPD”) product lines and shut down our IC packaging operations in Singapore in order to concentrate on our core technologies. We continue to sell OEM sensor heads related to semiconductor and FPD systems manufactured through our Instruments product line. In October 2009, we and Toho Technology Corporation of Nagoya, Japan announced a strategic business partnership, pursuant to which Toho will have the exclusive right to Zygo’s technology in the manufacturing and distribution of products to the large substrate FPD market.

In January 2010, Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer and also became a member of the Board of Directors of Zygo. On January 22, 2010, we completed the acquisition of Zemetrics, Inc. (“Zemetrics”), a small interferometric metrology company in which Dr. Koliopoulos was a major shareholder. The acquisition of Zemetrics, which has recently introduced an advanced product in the optical instrumentation market, further strengthens our offering in our core markets, which is a strategic focus for us. Zemetrics is included in the Metrology segment.

We were incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive offices is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at this address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Annual Report on Form 10-K.

Business Segments & Products

Our products and services in our two reportable divisions are based on our core technologies, process knowledge and extensive experience in optical design, mechanical engineering, software and algorithms, and optical fabrication. Most products are proprietary or incorporate proprietary technology in their design.

Metrology Solutions Division

Our Metrology Solutions Division includes 3D surface metrology products, precision positioning systems, and custom engineered solutions. We offer a comprehensive line of metrology products and solutions to address requirements of precision manufacturing industries and advanced research. Our systems are commonly used to quantitatively measure surface characteristics and critical parameters, including topography and roughness, shape, dimensions, thickness, optical characteristics and defects.

As a stand-alone lab instrument, or on the shop floor, or integrated as part of a larger system or process in production, Zygo metrology products provide precise measurements for quality control, process feedback and machine control. Many applications exist in a variety of markets where precision and consistency are critical to the process or the enablement of advanced research and process development, including the automotive, consumer electronics, medical, aerospace, military, materials research, optics, flat panel displays, and semiconductor industries. The inherent precision, reliability and speed of Zygo’s metrology measurement technologies help to reduce cost of ownership, which is a significant factor for many users. Demand for our products continues to be driven by advancement of next generation devices and technology, complex processing methods and tighter manufacturing tolerances across many industries.

We are considered to be a world leader in optical interferometry with a patent portfolio of over 360 patents, many of which are related to the broad field of interferometry and its practical application. We continually strive to strengthen our product offerings and advance our competitive position by developing new products and solutions to meet our customers’ needs.

Our metrology product offerings in our larger markets include the following:

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

NewView™ Series 3D Optical Profilers

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

VeriFire™ Asphere System

The VeriFire Asphere provides high resolution 3-Dimensional surface metrology for aspheric shaped surfaces using patented non-contact interferometric techniques for production and process control. Aspheres are important in consumer electronics products, cameras, military/defense optics, and commercial optics and represent a growing segment in the optics markets.

VeriFire™ Systems

The development of new optical systems for any application requires flexible and easy to use test equipment. The ZYGO VeriFire systems are our latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than a 25 mm diameter, and research and development for any size application rely on these products for critical developmental data and process control feedback in production. These products are widely used due to their configuration flexibility in both hardware set ups and ZYGO’s MetroPro™ data analysis software.

Defense/Aerospace

GPI™ and VeriFire™ Systems

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

In June 2009, we agreed to a supply agreement with Nanometrics, whereby we will supply certain interferometer sensors to Nanometrics for incorporation into the UniFire™ line of automated metrology systems. The in-line semiconductor systems we developed over the last five years, encompassing the UniFire product line, will now be manufactured, sold, and serviced through Nanometrics. These systems are designed to help semiconductor and data storage customers control their high volume manufacturing process. The semiconductor metrology products target device wafer based applications prior to die singulation.

Precision Positioning Systems

The layers of circuit patterns must overlay on top of each other to nanometer precision. To achieve nanometer precision overlay, the silicon wafer must be repeatably positioned to one-tenth the overlay tolerance. Photolithography systems, mask and reticle writers, and yield improvement metrology tools rely on displacement measuring interferometers to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions Division’s ZMI™ 7700 series precision positioning feedback systems are designed primarily for photolithography systems. They are also used in a broad range of semiconductor metrology and back-end process tools.

Printed Circuit Board Substrates

Printed circuit substrates interface IC flip chip packages to printed circuit boards. These substrates make the circuit connection via arrays of miniature solder bumps and balls and ZYGO manufactures several tools to measure these bump and ball arrays for process control and yield improvement. Several products serve this market, including the Nano™ CSP2000 and Nano[2]™ series, providing high-throughput, fully-automated 100% 2D/3D inspection of C4 bumps for chip scale packaging (CSPs) strips to support high-volume manufacturing and process yields.

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

In the third quarter of fiscal 2010, we acquired Zemetrics, Inc. (“Zemetrics”), an Arizona-based manufacturer of optical metrology systems. The acquisition of Zemetrics provided us with additional innovative technology and complementary product portfolio that we believe will provide opportunities for future growth in several key markets, including data storage, high brightness light-emitting diode and consumer electronics. We believe that the addition of the product lines from Zemetrics will expand the opportunities for both our existing products, as well as the acquired products, through exposure to new markets and applications. We also plan to leverage the acquired technology to bring more innovative and differentiated product solutions to market.

Optical Systems Division

Our Optical Systems Division specializes in producing high precision integrated optical systems and system-critical optical components for a variety of applications that include medical laser delivery systems, U.S. Department of Defense applications, 3D medical imaging, and semiconductor lithography. We believe that the division creates long-term customer value through, among other things, proprietary manufacturing technology, design for manufacturing and assembly services and specialized manufacturing know-how required to produce medical devices regulated by the U.S. Food and Drug Administration.

Our optical systems services include integrated system design, assembly and manufacture of precision optical components and electro-optical systems. Products and application areas of focus include medical laser delivery systems, 3D dental imaging, military head mounted displays, and opto-electronic surveillance devices. We are also one of the world’s largest manufacturers of laser fusion optics and meter-class plano optics, including through the use of advanced materials such as sapphire.

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

Sales, Marketing and Service

We market our full range of products throughout the United States and in most foreign markets. Our sales are largely generated through our direct worldwide sales force, with a small percentage of sales made through independent agents and distributors. We have sales and service centers positioned closely to our major customers or concentrations of business opportunity throughout the Americas, Europe and Asia. We believe that our business relationships with the major customers within all of our key markets are generally favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.

We require our sales representatives to have technical expertise and a thorough understanding of the businesses of our customers and our prospective customers. In a typical sale process, one of our representatives will provide a potential customer with information about our products, including specifications and performance data, as well as a product demonstration using samples provided by the customer. The sales cycle for our systems typically ranges from three to twelve months, but can be longer for complex system sales or when our customers are evaluating new applications of our technology.

Our products are supported by a global service organization of factory trained technicians and engineers, and backed by a standard twelve month warranty. We also offer customers optional service contracts for our products of one year or more in duration after expiration of any warranty.

Competition

We participate in markets that are highly dynamic and globally competitive across all of our divisions. Additionally, many of the markets for our products are subject to constant change, due largely to evolving customer needs. As we attempt to respond to this change, the competition landscape as well as the specific strategies of competitors likewise may change. Moreover, one or more of our competitors might achieve a technological advancement that could put us at a competitive disadvantage.

Although there are no firms that compete with us across our full range of product lines and services, we face competition in each business segment in domestic and foreign markets. Certain of our competitors have substantially greater resources than us, or may be smaller regional producers with lower overhead costs and profit requirements, particularly in Asia. Our strategy is to offer technologically advanced products that are price competitive in our markets, and to link the product offerings with market knowledge and customer service. We believe this serves to differentiate our products in many markets. Due to the critical mass necessary to support our large installed base of systems, as well as the highly specialized nature of our products, we have experienced minimal competition in our service business.

Our overall focus is typically on niche and value-added segments where we can differentiate, through technological and product value advantage, our products from our competition’s products. The following further discusses the competitive landscape in each of our strategic business divisions.

Metrology Solutions Division

Our principal competitors for the sale of metrology products and services include Veeco, Ametek, Agilent, KLA-Tencor and 4D Technology. We believe the key competitive factors are performance, range of features, reliability, price and service. We believe that we are competitive with respect to each of these factors, although we have faced increasing pressure on purchase price due to aggressive pricing practices of competitors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis. Intense price competition in the sale of metrology products in the past has adversely affected our profit margins.

Our Metrology Solutions Division offers products which we believe are leaders in most of the segments it serves, including semiconductor, flat panel displays, precision machining, research and optics, A key strategy in this segment is to continue to develop and produce precise 3D surface metrology products that are technology leaders in the markets where they participate, particularly as the need for more advanced application use is demanded, and where adoption and volume is continuously growing. On a regional basis, this segment participates in North America, Europe and Asia. It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies. As with our other segment, this segment must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Optical Systems Division

Our Optical Systems Division offers precision optical products and integrated electro-optical systems that serve the critical needs of the military, defense, medical and semiconductor segments. We have a strong reputation and presence worldwide, particularly in North America and Europe. Our business also includes government contract and consulting work. We have multiple competitors across our served markets. We typically compete on price and delivery, as well as quality and service. Our experience in design and manufacture of complex optical systems design is a core competency and we are committed to protecting our intellectual property and designs, particularly in regions where such laws are not as strictly enforced. We also strive to continuously differentiate our product offerings, to help avoid commoditization of certain products. Competitors include, but are not limited to, L-3 Tinsley, Exotic Electro-Optics, Sagem, and Elcan Optical Technologies.

Research and Development

We maintain our position as a market leader in metrology and optics through continuous and focused investment in research and development of new technology, products and applications. Research and development activities constitute an important and vital part of our overall business strategy as the markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products and solutions, which is primarily driven by close relationships with our customers, coupled with efforts in research and development.

Through continual investment in research and development, we seek to expand our leadership position in metrology products and optical subsystems. In order to remain as a market leader in our core market segments, Zygo works with our customers to both address their current needs as well as their evolving requirements to remain designed into their product lifecycle. In addition, as part of our development efforts, we focus on lowering the production costs of our products.

We hold approximately 360 patents and have additional patent applications on file related to both business segments. The patents are of varying duration and provide some protection from competition. Although we vigorously defend our patents, we believe that our patents are most valuable when combined with our products, technology, competencies and customer-focus, value-added solutions. On occasion, we also engage in joint research and development projects with some of our customers and other parties. We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our position in the markets in which we operate.

Patents and Other Intellectual Property
Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, trade secret laws, and license agreements to establish and protect our proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had 312 United States patents issued, of which approximately 240 are currently active, and approximately 160 foreign patents issued, of which approximately 120 are active. We have approximately 35 United States and approximately 130 foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks. While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We do not expect expirations in the near future related to our active patents to have a material effect on our business.

BACKLOG AND ORDERS
Backlog at June 30, 2010 was $44.9 million, an increase of $6.8 million as compared with $38.1 million at June 30, 2009. The fiscal 2010 year-end backlog consisted of $21.4 million, or 48%, in the Metrology segment and $23.5 million, or 52%, in the Optics segment. Orders for the fiscal year ended June 30, 2010 totaled $108.1 million and consisted of $68.7 million, or 64%, in the Metrology segment and $39.4 million, or 36%, in the Optics segment.

MARKETING AND SALES
Our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted sectors within our markets. The selling process for our products is performed through our worldwide sales organization operating out of regional sales offices in California, China, Connecticut, Germany, Japan, Singapore, and Taiwan. Supporting this core sales team are business development, marketing, service, and engineering specialists representing our various optics and metrology units in Connecticut, Arizona, California, Canada, and Singapore. Product promotion is done through trade shows, printed and e-business advertising, and industry technical organizations.

The following table sets forth the percentage of our total sales by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,

	2010	2009	2008

Americas	54%	48%	49%

Far East:
Japan	18%	23%	28%
Pacific Rim	15%	17%	9%

Total Far East	33%	40%	37%

Europe	13%	12%	14%

Total	100%	100%	100%

Customer service is an essential part of our business since product up time is critical given its effect on our customers’ production efficiency. As of June 30, 2010, our global sales customer support and service organization consisted of 70 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics, and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS, AND SOURCES OF SUPPLY
Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut and Tucson, Arizona. We also perform manufacturing activities in our Canada, Singapore, and China facilities.

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

EMPLOYEES
At June 30, 2010, we employed 454 people and 13 temporary and independent contractors worldwide. We employed 217 in manufacturing, 110 in research and development, 70 in sales and marketing, and 57 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
Chris L. Koliopoulos – age 57 – Chairman, President, and Chief Executive Officer
Dr. Koliopoulos joined our company in January 2010 and serves as our Chairman, President, and Chief Executive Officer. Previously he has served as President and CEO of ADE Corporation from 2002 to 2006, and as a private investor, director, and advisor to Zemetrics, Inc. from 2007 to 2010.

John M. Stack – age 45 - President, Optical Systems Division
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

Douglas J. Eccleston – age 61 – Senior Vice President, Worldwide Operations
Mr. Eccelston has served as Senior Vice President, Precision Positioning Systems since February 2007 and as Vice President, Precision Positioning Systems from March 2003 to January 2007. From 1977 to 2002, he held various management positions with Corning Incorporated, including most recently as a Business General Manager for the Photonic Technologies division.

William H. Bacon – age 60 – Vice President, Corporate Quality and Support Services
Mr. Bacon has served as Vice President, Corporate Quality and Support Services since March 2003. Previously, he served as our Vice President, Manufacturing from April 2002 to March 2003, Vice President, Metrology Manufacturing from April 2000 to April 2002, and Vice President, Corporate Quality from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality and also served as Manager of Instrument Manufacturing from June 1987 to November 1993.

David J. Person - age 62 - Vice President, Human Resources
Mr. Person has served as Vice President, Human Resources since September 1998. Previously, he served in a number of senior human resource management positions with Digital Equipment Corporation from 1972 to September 1998. Mr. Person has announced his intention to retire from the Company in September 2010.

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

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.
In connection with our financial results for the fourth quarter of fiscal 2010, our management team for financial reporting, under the supervision and with the participation of our Chief Executive Officer and our Corporate Controller acting as the Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls and the remediation of a material weakness reported in our third quarter 10-Q filing for the period ended March 31, 2010 related to errors in accounting for unusual or complex transactions. We began the process of implementing additional controls in our financial reporting process in the fourth quarter of fiscal 2010. However, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively, and certain controls have not been fully implemented at June 30, 2010. As a result we have concluded that a material weakness in our internal control over financial reporting continues to exist and that our internal control over financial reporting was not effective. Until we have been able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition, results of operations, and our cash flows in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Recent changes to senior management could affect the operation of the Company.
In January 2010, we announced the appointment of Dr. Koliopoulos as our new President and Chief Executive Officer. In August 2010, Walter Shephard, our then Chief Financial Officer, stepped down from his position with Zygo. In addition, as previously announced, Zygo’s Vice President of Human Resources will be retiring from the Company effective September 15, 2010. We have initiated a search for Mr. Shephard’s successor, which is ongoing. The changes in senior management and the search for a new Chief Financial Officer could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management.

We have been dependent on sales to one large customer; the loss of this customer or expected near-term reduction in orders from this customer has and would materially affect our sales and profitability.
During fiscal 2010, 2009, and 2008, sales to Canon, our largest customer in each of those periods, accounted for 9%, 14%, and 19% of our net sales, respectively. We expect that sales to Canon will continue to represent a significant, yet declining, percentage of our net sales for the near future. Canon is an original investor in our company, the owner at June 30, 2010 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we or our customer serves, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Our substantial international sales are subject to risk.
We sell our products internationally, primarily to customers in Japan and throughout the Pacific Rim. Net sales to customers outside the United States accounted for approximately 46%, 52%, and 51% of our net sales in each of the fiscal years ended June 30, 2010, 2009, and 2008, respectively, and are expected to continue to account for a substantial percentage of our net sales.

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

Our sales and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international sales of our products and foreign operations, as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2010, approximately 24% of our sales were denominated in foreign currencies. We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes nor do we designate such hedges for hedge accounting purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Generally, any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on our results of operations in the future.

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

We cannot assure you that any acquisition, including the acquisition of the assets of Solvision, Inc., which generated losses in fiscal 2010, 2009 and 2008, or of the Zemetrics assets, will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss to us.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. In future periods, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease. Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the semiconductor and industrial markets. Because various components of our budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses even more difficult than usual to make.

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
Our success depends in large part upon the continued services of many of our highly skilled personnel involved in management, research, development and engineering, sales and marketing, manufacturing, and support and upon our ability to attract and retain additional highly qualified employees. Our employees may voluntarily terminate their employment with us at any time. Competition for these individuals from a variety of employers, including our competitors and companies in computer or technology-related industries, at times is intense. In response to the difficult economic environment, we instituted certain reductions in workforce, furlough programs, and temporary pay reductions in the past two years, which may further make it difficult to attract and retain highly qualified personnel. We cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

Item 2. Properties

We own our principal manufacturing facility and corporate headquarters, which is located on Laurel Brook Road in Middlefield, Connecticut. This facility consists of one 153,500-square-foot building on approximately 13 acres. The following table sets forth information with respect to our facilities which are used by both of our operating segments, except as identified otherwise below:

	Square Footage
			Owned / Leased Expiration Date
Operation/Location	Manufacturing	Total

Corporate Headquarters, Eastern Regional Sales Office, and Metrology and Optics Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned

Zygo - Optical Systems Tucson, Arizona	14,560	22,560	Leased - 08/31/11

Zygo - Optical Systems Costa Mesa, California	0	13,714	Leased - 10/18/10

Western Regional Sales Office and R&D Center Fremont, California	0	5,975	Leased - 02/01/11

Zygo - Laser Technology Metrology (R&D) Watsonville, California	0	1,452	Leased - 04/30/11

Office Franklin, Massachusetts	0	400	Leased - 07/01/11

Zygo PTE Ltd Singapore	0	2,174	Leased - 12/31/12

Zygo Taiwan Sales and Service Office	0	675	Leased - 01/31/11
Sales and Service Office	0	993	Leased - 04/30/12

ZygoLOT Germany	0	3,702	Leased - 10/01/10

Zygo KK Japan	0	1,705	Leased - 07/31/11

Zygo Lamda China	3,552	12,206	Leased - 09/16/12

Zygo Canada, Inc. Canada	2,447	6,851	Leased - 07/31/13

Zemetrics Tucson, AZ	6,089	12,178	Leased - 02/28/11

Property Subleased to Others Hillsboro, Oregon	0	6,410	Leased - 12/31/12

Housing Middletown, CT	0	1,120	Leased - 03/31/11

Total	115,648	245,615

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded over-the-counter and are quoted on the NASDAQ/National Market under the symbol “ZIGO.” The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2010 and 2009.

	Fiscal Year Ended June 30, 2010		Fiscal Year Ended June 30, 2009

	High	Low	High	Low

First quarter	$7.44	$4.69	$13.79	$8.80
Second quarter	$7.82	$6.35	$12.47	$4.66
Third quarter	$10.88	$7.22	$7.93	$3.06
Fourth quarter	$10.00	$6.56	$6.42	$4.11

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The number of record holders of our common stock at September 1, 2010 was 451. Our closing stock price as of June 30, 2010 was $8.11.

We have never declared or paid a cash dividend on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

As previously announced, in August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2010, we have repurchased outstanding common shares having an aggregate market value of $20.0 million (determined at the time of their respective repurchases). Repurchases occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. There were no repurchases under this stock trading plan in fiscal 2010 and 2009.

In January 2010, the Company entered into an agreement to purchase all of the outstanding stock and to retire the outstanding shareholder notes of Zemetrics, Inc., an Arizona corporation (“Zemetrics”), in exchange for 361,217 unregistered shares of the Company’s common stock.

We also at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in each quarter of fiscal 2010 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Aproximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2009 - September 30, 2009	31,925	$6.61	—	$5.0
October 1, 2009 - December 31, 2009	3,763	$6.87	—	$5.0
January 1, 2010 - March 31, 2010	13,602	$10.87	—	$5.0
April 1, 2010 - June 30, 2010	377	$8.12	—	$5.0

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in the fourth quarter of fiscal year 2010 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2010 - April 30, 2010	—	—	—	$5.0
May 1, 2010 - May 31, 2010	377	$8.12	—	$5.0
June 1, 2010 - June 30, 2010	—	—	—	$5.0

PERFORMANCE GRAPH

The Stock Price Performance graph below and related information shall not be deemed solicitating material or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent Zygo specifically incorporates this information by reference.

The graph below compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Composite, and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the new peer group are Nanometrics, Inc., Rudolph Technologies, Inc., II-VI, Incorporated, Electro Scientific Industries, Inc., Faro Technologies, Inc., Cognex Corp., FEI Co., Keithley Instrument, and Ultratech, Inc. Companies in the old peer group are Nanometrics, Inc., Rudolph Technologies, Inc., Veeco Instruments, Inc, II-VI, Incorporated, Mattson Technology, Inc., Electro Scientific Industries, Inc., GSI Group Inc., and Ultratech, Inc. The new peer group consists of issuers selected primarily based on market capitalization and the markets they serve.

	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10

ZYGO CORPORATION	100.00	167.24	145.81	100.29	47.55	82.75
NASDAQ COMPOSITE	100.00	106.47	128.53	114.15	92.32	107.12
NEW PEER GROUP	100.00	93.70	108.72	95.20	68.69	84.24
OLD PEER GROUP	100.00	107.55	115.28	95.08	57.63	101.76

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Thousands, except for per share, number of employees, percentages, and ratio amounts)

	Fiscal Year Ended June 30,

	2010	2009	2008	2007	2006

Net revenues	$101,330	$114,734	$158,463	$180,988	$168,137
Gross margin	41,969	32,433	64,681	77,183	65,771
% of sales	41%	28%	41%	43%	39%

Net earnings (loss) from continuing operations	(2,668)	(61,210)	3,337	16,118	15,277
Loss from discontinued operations, net of tax	(2,669)	(4,059)	(700)	—	—

Net earnings (loss) including noncontrolling interest	(5,337)	(65,269)	2,637	16,118	15,277
Less: Net earnings attributabe to noncontrolling interest	957	795	1,398	976	792

Net earnings (loss) attributable to Zygo Corporation	$(6,294)	$(66,064)	$1,239	$15,142	$14,485

% of sales	-6%	-58%	1%	8%	9%

Net earnings (loss) from continuing operations attributable to Zygo Corporation	$(3,625)	$(62,005)	$1,939	$15,142	$14,485

% of sales	-4%	-54%	1%	8%	9%

Basic - Net Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	($0.21)	($3.68)	$0.11	$0.83	$0.80
Discontinued operations	(0.16)	(0.24)	(0.04)	—	—

Net earnings (loss) per share	($0.37)	($3.92)	$0.07	$0.83	$0.80

Diluted - Net Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	($0.21)	($3.68)	$0.11	$0.81	$0.79
Discontinued operations	(0.16)	(0.24)	(0.04)	—	—

Net earnings (loss) per share	($0.37)	($3.92)	$0.07	$0.81	$0.79

Weighted average number of shares:
Basic	17,183	16,843	17,295	18,156	18,054
Diluted	17,183	16,843	17,648	18,601	18,367

Research, development, and engineering	$14,284	$23,234	$23,971	$22,038	$15,901
Capital expenditures	$1,441	$4,255	$6,580	$10,149	$7,441
Depreciation and amortization	$6,125	$7,960	$7,352	$6,519	$6,214

	June 30,

	2010	2009	2008	2007	2006

Working capital	$72,485	$69,742	$104,851	$107,834	$81,914
Current ratio	4.2	4.3	5.7	4.3	2.8
Total assets	$125,165	$124,099	$190,008	$211,594	$206,183
Stockholders’ equity	$100,596	$100,027	$164,790	$178,753	$160,357
Price-earnings ratio	—	—	140	18	21
Number of employees at year-end	454	484	595	575	570
Sales per employee – average	$223	$237	$266	$315	$295
Book value per share	$5.75	$5.91	$9.85	$9.80	$8.86
Market price per share at year-end	$8.11	$4.66	$9.83	$14.29	$16.39

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

Revenue Recognition and Allowance for Doubtful Accounts
We recognize revenue based on guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and in accordance with authoritative guidance issued by the Financial Accounting Standard Board (“FASB”) pertaining to revenue arrangements with multiple deliverables. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectability is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. Standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. We have standard rights of return for defective products that we account for as a warranty provision under authoritative guidance of accounting for contingencies. We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, all in a manner consistent with SAB No. 104 and related authoritative guidance. Standalone software products are recognized as revenue when they are shipped. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

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

Inventory Valuation
Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, and finished goods. Obsolete inventory or inventory in excess of management’s estimated future usage, over a reasonable period of time, is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenues. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred based on management’s estimates will exceed total revenues from the contract. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for our products, and technological obsolescence. Management estimates future product sales and service requirements, and evaluates technological changes and other possible uses to determine if inventory is excess or obsolete. If actual market conditions are different than those projected by management, additional inventory adjustments negatively or positively affecting earnings may be required.

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

Share-Based Compensation
We calculate share-based compensation expense in accordance with authoritative guidance pertaining to share-based payment using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

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

Accounting for Income Taxes
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and operating loss and tax credit carryforwards. Authoritative guidance issued by the FASB pertaining to accounting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to an estimated realizable amount based on historical and forecasted results. Management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In fiscal 2009, management determined that it is more likely than not that we would not be able to realize our deferred tax assets in the future and an adjustment to record a full valuation allowance was charged to income tax expense, which remains at June 30, 2010. Should management determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Our effective tax rate may vary from period to period based on changes to the valuation allowance, changes in pre-tax income between jurisdictions that have higher or lower tax rates, changes to federal, state, or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Long-Lived Assets
In accordance with authoritative guidance issued by the FASB pertaining to accounting for the impairment or disposal of long-lived assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors we consider important, which could trigger the impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating loss or cash flow uses or a projection that demonstrates continuing losses, and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

If one or more of such facts or circumstances exist, we evaluate the carrying value of long-lived assets to determine if an impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. We determine the estimated fair value of the assets based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During fiscal 2010, we recorded an impairment charge on goodwill assets. During the year ended June 30, 2010, we believe that there has been no other indicator of impairment. During fiscal 2009, we recorded impairment charges on property, plant, and equipment, intangible assets, and marketable securities.

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

In January 2010, Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer and also became a member of the Board of Directors of Zygo. On January 22, 2010, we completed the acquisition of Zemetrics, Inc. (“Zemetrics”), a small interferometric metrology company in which Dr. Koliopoulos was a major shareholder, for 361,217 shares of our common stock. The purchase price for Zemetrics was valued at $3.9 million. The acquisition of Zemetrics, which has recently introduced an advanced product in the optical instrumentation market, further strengthens our offering in our core markets, which is a strategic focus for us. Zemetrics is included in the Metrology segment. The purchase price was allocated to tangible and intangible assets. Intangible assets included goodwill, technology, and customer relationships. The Company recorded an impairment charge of $2.0 million relating to acquired goodwill in the period ended March 31, 2010 subsequent to the acquisition date.

Over the last five fiscal quarters, we have divested ourselves of our Semiconductor and Flat Panel Display (“FPD”) product lines and shut down our IC packaging operations in Singapore in order to concentrate on our core technologies. We continue to sell Original Equipment Manufacturer (“OEM”) sensor heads related to semiconductor and FPD systems manufactured through our Instruments product line. These changes in our organization reduced our research, development and engineering (“RD&E”) spending in fiscal 2010. Our RD&E expenses included in continuing operations for the twelve months ended June 30, 2010 decreased $9.0 million as compared with the prior year period. To a lesser extent, our selling, general and administrative expenses decreased with these changes. The average sales price for the OEM sensors is significantly less than the average sales price of an in-line semiconductor or FPD system. Therefore, our total revenues related to these markets will be less than if we remained in the in-line market.

Our backlog at June 30, 2010 was $44.9 million, an increase of $6.8 million from June 30, 2009. Gross orders were $32.6 million in the fourth quarter of fiscal 2010. Net orders for the fourth quarter from the Company’s Metrology segment accounted for 70% of the orders received, with the Optics segment accounting for the remaining 30%. For fiscal 2010, orders were $108.1 million, an increase of 32% over fiscal 2009 as a result of increased activity across all product lines.

RESULTS OF OPERATIONS

Fiscal 2010 Compared with Fiscal 2009

Net Revenues

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

Segment
Metrology Solutions	$65.8	65%	$82.8	72%
Optical Systems	35.5	35%	31.9	28%

Total	$101.3	100%	$114.7	100%

Revenues for fiscal 2010 decreased 12% as compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 21%, partially offset by the Optical Systems segment revenue increase of 11%. The decrease in Metrology Solutions segment revenues was primarily due to volume decreases in display solutions of $10.8 million, instruments of $6.8 million, and lithography of $2.9 million, partially offset by increased revenues in vision systems of $1.9 million. New business in the Metrology Solutions segment related to OEM heads increased revenues by $2.4 million. The decrease in display solution revenues was due to the arrangement entered into with Toho Technology Corporation (“Toho”) in October 2009. Future revenue related to display will be derived from the sale of sensor heads that will be included in the Metrology Solutions segment related to OEM revenues. These OEM revenues are expected to be lower than the full display system revenues. The volume decreases in instruments and lithography revenues, in large measure, were due to a reduction in bookings that appears to be tied directly to the general global economic downturn, most notably in the semiconductor industry. A decrease in bookings from Canon accounted for the majority of the decrease in lithography revenues. The increase in the Optical Systems segment revenues was primarily due to increases in optical component revenues of $2.0 million.

Approximately 76% of all fiscal 2010 net revenues were denominated in U.S. dollars, as compared with 77% in fiscal 2009. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the revenues of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Margin

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

Segment
Metrology Solutions	$33.7	51%	$28.4	34%
Optical Systems	8.3	23%	4.0	13%

Total	$42.0	41%	$32.4	28%

Gross margin as a percentage of revenues for fiscal 2010 was 41%, which represents an increase of thirteen percentage points from the comparable prior year period which included charges for severance, inventory adjustments and impairment charges totaling $11.1 million. Excluding these charges, the gross margin as a percentage of revenue in the prior year period would have been 38%. Within the Metrology Solutions segment, gross margin increased as a percentage of revenues to 51% for the twelve months ended June 30, 2010 as compared with the prior year comparable period of 34%. The comparable prior year period included $9.1 million of the charges referred to above. Excluding those charges the fiscal 2009 metrology gross margin would have been 45%. The increase to 51% gross margin in the current year period in the Metrology segment was primarily due to improved factory costs and a decrease in low margin display revenues. Within the Optical Systems segment, the gross margin increased as a percentage of revenues to 23% for the twelve months ended June 30, 2010 as compared with 13% in the comparable prior year period. The Optical Systems segment gross margin for the twelve months ended June 30, 2010 was negatively impacted by production issues experienced in the first quarter of fiscal 2010 related to certain optics, resulting in negative gross margins.

Selling, General, and Administrative Expenses (“SG&A”)

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

	$29.5	29%	$49.2	43%

SG&A in fiscal 2010 as compared with fiscal 2009 decreased $19.7 million. SG&A in fiscal 2010 and 2009 included significant charges of $2.6 million and $14.0 million, respectively. Excluding these charges, total SG&A costs would have been $26.9 million and $35.2 million for fiscal 2010 and 2009, respectively. The decrease to $26.9 million from $35.2 million is primarily related to costs eliminated with the sale of our semiconductor and display product lines, as well as employee headcount and salary reductions. The large significant charges for fiscal 2010 included $1.4 million in costs related to the II-VI unsolicited offer, $0.9 million in CEO search and retirement costs, $0.5 million of Zemetrics acquisition expenses, and $0.5 million in severance expense partially offset by $0.7 million reversal in a provision for bad debt reserve. The large significant charges for fiscal 2009 included $8.3 million in terminated merger-related expenses, $2.9 million in bad debt reserves, $1.3 million in legal accruals, $0.5 million in intangible asset impairment charges related to the vision systems business and $1.0 million in severance.

Research, Development, and Engineering Expenses (“RD&E”)

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

	$14.3	14%	$23.2	20%

RD&E costs decreased $8.9 million in fiscal 2010 as compared with the prior year period. Fiscal 2010 included charges related to severance costs of $0.4 million. Fiscal 2009 included charges related to intangible asset and fixed asset impairment charges of $2.2 million and severance costs of $0.2 million. Excluding these charges, RD&E for fiscal 2010 and 2009 would have been $13.9 million and $20.8 million, respectively. The decrease in RD&E was primarily due to the elimination of costs related to the semiconductor and display product lines in June and October 2009, respectively.

Impairment of Goodwill

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

	$2.0	2%	$—	0%

The Company recorded an impairment charge of $2.0 million during the three months ended March 31, 2010 relating to acquired goodwill in connection with its acquisition of Zemetrics. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40-day period prior to closing). In consideration of these factors, management determined the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010.

Other Income

	Year Ended

(Dollars in millions)	June 30, 2010	Net Sales %	June 30, 2009	Net Sales %

	$0.1	—	$1.0	1%

Other income for fiscal 2010 decreased by $0.9 million, as compared with the prior year period, primarily due to a decrease in investment income. We changed our investment portfolio and have a low risk government security portfolio, which carries a significantly lower interest rate than corporate bonds, and a greater percentage of cash is invested money market accounts.

Income Tax (Benefit) Expense

	Year Ended

(Dollars in millions)	June 30, 2010	Tax Rate %	June 30, 2009	Tax Rate %

	$(1.0)	17%	$22.2	57%

Income tax expense in fiscal 2009 included an increase in the valuation allowance of $36.9 million against net deferred tax assets. The valuation allowance increased in 2010 to recognize changes in deferred assets for the 2010 fiscal year. These changes in gross deferred assets would otherwise have increased tax expense. Fiscal 2010 does not include any tax benefit associated with the net operating loss for the fiscal years or tax credits earned in the fiscal year. Management continues to believe that, based upon the uncertain and volatile market conditions and the fact that Zygo remains in a cumulative pre-tax accounting loss position over a three year period, it is not more likely than not that the current net deferred tax assets will be realized. In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

During fiscal 2010, the company was able to realize an income tax benefit for refund claims associated with net operating loss carryforwards and research and development credits due to changes in the United States tax regulations. In addition, we realized a benefit from the reversal of liabilities related to uncertain tax positions as such positions were settled in fiscal 2010. These income tax benefits were partially offset by income tax expense in foreign jurisdictions and state income taxes in the United States. The income tax benefits are not anticipated to occur again in the future.

Net Earnings (Loss) from Continuing Operations Attributable To Zygo Corporation

	Year Ended

(Dollars in millions)	June 30, 2010	Sales %	June 30, 2009	Sales %

	$(3.6)	-4%	$(62.0)	-54%

Net loss from continuing operations attributable to Zygo Corporation in fiscal 2010 was $3.6 million compared with a net loss from continuing operations attributable to Zygo Corporation of $62.0 million in the prior year. Net loss from continuing operations attributable to Zygo Corporation per diluted share was $0.21 for fiscal 2010, as compared with a net loss from continuing operations attributable to Zygo Corporation of $3.68 per diluted share for fiscal 2009. The net loss in fiscal 2010 included $5.6 million in significant charges, net of taxes, which included asset impairment charges, and reserves on various other balance sheet items. The net loss in fiscal 2009 included $49.8 million in significant charges, net of taxes, which included asset impairment charges, write-downs and reserves on various other balance sheet items, and a valuation allowance on our deferred tax assets. These charges were incurred primarily as a result of the economic downturn and recent changes in our business strategy and operations resulting in re-evaluation of certain of our assets.

Discontinued Operations

	Year Ended

(Dollars in millions)	June 30, 2010	Sales %	June 30, 2009	Sales %

	$(2.7)	-3%	$(4.1)	-4%

The net loss from discontinued operations resulted from the closure of our Singapore IC packaging metrology operations in fiscal 2010. Net loss from discontinued operations in fiscal 2010 was $2.7 million as compared with a net loss from discontinued operations of $4.1 million in the prior year. Net loss from discontinued operations per diluted share was $0.16 per diluted share for fiscal 2010 as compared with $0.24 per diluted share in fiscal 2009. The fiscal 2010 net loss from discontinued operations of $2.7 million included $0.8 million of severance, and related termination expense and $0.7 million of inventory reserves. The fiscal 2009 net loss from discontinued operations of $4.1 million included $1.4 million of inventory reserves and $1.1 million of asset impairment charges.

Backlog

Backlog at June 30, 2010 totaled $44.9 million, an increase of $6.8 million from June 30, 2009. The year-end fiscal 2010 backlog consisted of $21.4 million, or 48%, in the Metrology Solutions segment and $23.5 million, or 52%, in the Optical Systems segment. Orders for fiscal 2010 totaled $108.1 million. Orders by segment for fiscal 2010 consisted of $68.7 million, or 64%, in the Metrology Solutions segment and $39.4 million, or 36%, in the Optical Systems segment.

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, a stockholder, customer, and distributor of certain of our products in Japan, amounted to $8.8 million (9% of net revenues), $16.2 million (14% of net revenues), and $30.7 million (19% of net revenues) for the years ended June 30, 2010, 2009, and 2008 respectively. Selling prices of products sold to Canon are based, generally, on the normal terms customarily given to distributors. At June 30, 2010 and 2009, there was in the aggregate $0.7 million and $0.6 million, respectively, of trade accounts receivable from Canon.

Fiscal 2009 Compared with Fiscal 2008

Net Revenues

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

Segment
Metrology Solutions	$82.8	72%	$105.2	66%
Optical Systems	31.9	28%	53.3	34%

Total	$114.7	100%	$158.5	100%

Net revenues in the Metrology Solutions segment decreased 21% in fiscal 2009 as compared with the prior year. The decrease in net revenues of $22.4 million within the Metrology Solutions segment was primarily due to revenue volume decreases in lithography of $14.8 million, instrument revenues of $13.4 million, and semiconductor revenues of $0.7 million, partially offset by an increase in display revenues of $6.8 million. The general economic recession has led to low revenue volume.

Net revenues in the Optical Systems segment decreased 40% in fiscal 2009 as compared with the prior year. The decrease in net revenues of $21.4 million within the Optical Systems segment was due to a decrease in volume of contract manufacturing of $11.1 million and laser and precision optics of $10.3 million. The decrease in all optics areas generally is related to a decline in the orders from existing customers due primarily to the economic recession.

Approximately 77% of all fiscal 2009 net revenues were denominated in U.S. dollars, similar to the percentage of revenues we experienced in fiscal 2008. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can influence the revenues of our products in export markets, as would changes in the general economic conditions in those markets.

Gross Margin

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

Segment
Metrology Solutions	$28.4	34%	$50.4	48%
Optical Systems	4.0	13%	14.3	27%

Total	$32.4	28%	$64.7	41%

In fiscal 2009, gross margin as a percentage of net revenues in the Metrology Solutions segment decreased fourteen percentage points as compared with the prior year. This decrease was due primarily to intangible and fixed asset impairments of $5.6 million and inventory reserves of $3.5 million. Excluding these charges, our gross margin as a percentage of revenues for the Metrology Solutions segment would have been 45%. The decrease from 48% in fiscal 2008 to 45% in fiscal 2009 (excluding $9.1 million of referenced charges) is due to lower revenue volume. Gross margin as a percentage of revenues in the Optical Systems segment decreased by fourteen percentage points for fiscal 2009 as compared with the prior year. This decrease included charges of $1.6 million for fixed asset impairments, restructuring, and severance, which account for five percentage points of the change year over year. The remainder of the change is primarily related to underutilization of the factory based on low revenue volume. Optics components rely upon a capital intensive production facility and certain expenditures, such as depreciation, cannot be reduced as readily as a labor intensive environment.

Selling, General, and Administrative Expenses (“SG&A”)

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

	$49.2	43%	$37.8	24%

SG&A in fiscal 2009 as compared with fiscal 2008 increased $11.4 million primarily due to increases in general and administration costs of $11.8 million, partially offset by a decrease in selling and marketing activities of $0.4 million. The increase in general and administrative costs included $8.3 million in merger-related expenses, $2.9 million in bad debt reserves, $1.3 million in legal accruals, and $0.4 million in severance. Sales and marketing expenses for fiscal 2009 also included charges of $0.5 million in intangible asset impairment charges related to the vision systems business and $0.6 million in severance. Excluding these charges, SG&A costs would have been $35.2 million for fiscal 2009, a 7% decrease over fiscal 2008. The inclusion of vision systems for the entire fiscal year 2009 increased SG&A by $1.5 million over the prior fiscal year. This increase was partially offset by cost cutting measures implemented during fiscal 2009, which decreased salaries and wages by $1.3 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Year Ended

(Dollars in millions)	June 30, 2009	Net Sales %	June 30, 2008	Net Sales %

	$23.2	20%	$24.0	15%

The decrease in RD&E costs of $0.8 million in fiscal 2009 included charges related to intangible asset and fixed asset impairment charges ($2.3 million) and severance costs ($0.2 million). Excluding these charges, RD&E for fiscal 2009 would have decreased to $20.7 million. The decrease in RD&E from $24.0 million in fiscal 2008 to $20.7 million (excluding $2.5 million in referenced charges) in fiscal 2009 is primarily due to decreases in our stage metrology ($1.2 million) and semiconductor ($1.2 million) RD&E spending. Stage metrology spending was reduced in response to the lack of customer demand related to the slowdown in the semiconductor market and the general economic recession. Semiconductor RD&E spending decreased as several large RD&E projects related to new product development were completed or are nearing completion. Fiscal 2009 spending on these projects was less than in fiscal 2008.

Income Tax Expense

	Year Ended

(Dollars in millions)	June 30, 2009	Tax Rate %	June 30, 2008	Tax Rate %

	$22.2	57%	$1.7	34%

Income tax expense in fiscal 2009 included an increase in the valuation allowance of $36.9 million against all net deferred tax assets. Fiscal 2009 also does not include any tax benefit associated with the net operating loss for the fiscal year or tax credits earned in the fiscal year. Management believes, based upon the uncertain and volatile market conditions and the fact that Zygo is now in a cumulative pre-tax accounting loss position over a three year period, it is no longer more likely than not that the current net deferred tax assets will be realized. In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Net Earnings (Loss) from Continuing Operations Attributable To Zygo Corporation

	Year Ended

(Dollars in millions)	June 30, 2009	Sales %	June 30, 2008	Sales %

	$(62.0)	-54%	$1.9	1%

Net loss from continuing operations attributable to Zygo Corporation in fiscal 2009 was $62.0 million compared with net earnings from continuing operations attributable to Zygo Corporation of $1.9 million in the prior year. Net loss from continuing operations attributable to Zygo Corporation per diluted share was $3.68 for fiscal 2009, as compared with net earnings from continuing operations attributable to Zygo Corporation of $0.11 per diluted share for fiscal 2008. The net loss in fiscal 2009 included $49.8 million in significant charges, net of taxes, which included asset impairment charges, write-downs and reserves on various other balance sheet items, and a valuation allowance on our deferred tax assets. These charges were incurred primarily as a result of the economic downturn and recent changes in our business strategy and operations resulting in a re-evaluation of certain of our assets.

Net Loss from Discontinued Operations

	Year Ended

(Dollars in millions)	June 30, 2009	Sales %	June 30, 2008	Sales %

	$(4.1)	-4%	$(0.7)	0%

The net loss from discontinued operations resulted from the closure of our Singapore IC packaging metrology operations. Net loss from discontinued operations in fiscal 2009 was $4.1 million as compared with a net loss from discontinued operations of $0.7 million in the prior year. Net loss from discontinued operations per diluted share was $0.24 per diluted share for fiscal 2009 as compared with $0.04 per diluted share in fiscal 2008. The fiscal 2009 net loss from discontinued operations of $4.1 million included $1.1 million of asset impairment charges and $1.4 million of inventory reserves. The fiscal 2008 net loss from discontinued operations included the results from the date of our Singapore IC packaging acquisition (February 28, 2008) to the end of the fiscal year.

Backlog

Backlog at June 30, 2009 totaled $38.1 million, a decrease of $33.0 million from June 30, 2008. The year-end fiscal 2009 backlog consisted of $18.4 million, or 48%, in the Metrology Solutions segment and $19.7 million, or 52%, in the Optical Systems segment. Orders for fiscal 2009 totaled $81.7 million. Orders by segment for fiscal 2009 consisted of $57.5 million, or 70%, in the Metrology Solutions segment and $24.2 million, or 30%, in the Optical Systems segment.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2010 Compared with Fiscal 2009

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses, and the adequacy of available bank lines of credit.

At June 30, 2010, cash, cash equivalents, and marketable securities were $47.5 million, an increase of $10.8 million from $36.7 million at June 30, 2009. Our marketable security consists of $1.0 million in a United States Treasury Bill as security for bank guarantees and standby letters of credit. These letters of credit are used primarily overseas to cover certain warranty periods and are valued at 10% of the associated contract value. As of June 30, 2010, $0.1 million in standby letters of credit are outstanding and are expected to expire at varying dates through July 2011. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $22.1 million as of June 30, 2010. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

At June 30, 2010 we had $2.6 million of gross accounts receivable related to our display customers which were overdue. Of this amount, $1.1 million has been reserved based on a customer by customer analysis of the likelihood of recovery. We have not experienced significant delays in payments from non-display customers. We currently have no debt or outstanding lines of credit at June 30, 2010 and 2009. In the future, if the need for debt or credit lines arose there is no assurance that we would be able to secure such financing due to the lack of credit availability in the financial markets or our own financial position.

We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

Cash Flow from Operating Activities

	Year Ended June 30,

	2010	2009

Net cash flows provided by (used for) operating activities from continuing operations	$15.1	$(4.4)
Net cash flows used for operating activities from discontinued operations	$(1.5)	$(2.0)

Cash flows provided by operating activities from continuing operations were $15.1 million for fiscal 2010 as compared with cash flows used for operating activities from continuing operations of $4.4 million in fiscal 2009. Operating cash flows in fiscal 2010 were impacted primarily by decreases in our net loss and a reduction of inventories.

Cash Flow from Investing Activities

	Year Ended June 30,

	2010	2009

Net cash flows provided by investing activities	$1.1	$14.4

Cash flows provided by investing activities for fiscal 2010 decreased by $13.3 million as compared with the prior year period. This decrease was primarily related to a net decrease in proceeds and purchases of marketable securities of $16.9 million, partially offset by a decrease in fixed asset and intangible additions of $3.2 million.

Cash Flow from Financing Activities

	Year Ended June 30,

	2010	2009

Net cash flows provided by (used for) financing activities	$0.1	$(1.2)

Cash flows used for financing activities in the year ended June 30, 2010 decreased by $1.3 million as compared with the prior year period. In fiscal 2009, there was a dividend payment of $1.3 million to a minority interest partner. A dividend was not paid in fiscal 2010 but was declared after June 30, 2010. The amount of such dividend payment will be approximately $721.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2009 Compared with Fiscal 2008

At June 30, 2009, cash and marketable securities was $36.7 million, a decrease of $14.3 million from $51.0 million at June 30, 2008. The decrease in cash was primarily attributable to merger-related costs of $8.3 million (which includes a merger termination fee of $5.4 million) and, among other factors, $1.7 million of severance costs.

Cash flows from continuing operations used for operating activities were $4.4 million for fiscal 2009 as compared with cash flows provided by operating activities of $15.9 million in fiscal 2008. Operating cash flows in fiscal 2009 were impacted primarily by the net loss offset by a decrease in receivables.

Cash flows provided by investing activities from continuing operations for fiscal 2009 were $14.4 million as compared with $14.7 million in fiscal 2008. Purchases and proceeds of marketable securities activities were $8.2 million and $27.8 million, respectively, in fiscal 2009 and $20.9 million and $48.4 million, respectively, in fiscal 2008. In fiscal 2009, we decreased our capital spending by $2.3 million. In fiscal 2008, we acquired certain assets of Solvision, including the shares of its Singapore subsidiary, for $5.1 million in cash (net of cash received).

Cash flows used for financing activities from continuing operations for fiscal 2009 were $1.2 million as compared with $19.9 million in fiscal 2008. In August 2007, our Board of Directors approved a stock repurchase program of up to $25.0 million. We repurchased $20.0 million of stock in fiscal 2008. There were no repurchases in fiscal 2009.

The composition of our marketable securities by industry sector was as follows: 22.5% Finance; 22.1% Utilities; 22.0% Real Estate, and 33.4% other. We held five corporate bonds at June 30, 2009, with the largest individual bond having a value at maturity of $1.0 million.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period (Dollars in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$1.4	$0.7	$0.7	$—	$—

Deferred compensation and non-compete agreements	1.2	0.3	0.6	0.3	—

Consulting agreement	0.4	0.1	0.3

Total	$3.0	$1.1	$1.6	$0.3	$—

At June 30, 2010, we do not have any liability for uncertain tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated in our financial statements. We have not guaranteed any obligations of a third party.

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

Interest Rate Sensitivity
We currently maintain a portfolio of cash equivalents and marketable securities including institutional money market funds (which may include commercial paper, certificates of deposit, and U.S. treasury securities), and corporate bonds. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. We have only $1.0 million invested in a marketable security and $22.1 million in a low risk money market accounts. There is little downward exposure on our interest income. To the extent interest rates increase or we change our investment strategy, we could see an increase in investment income. The table below presents investment amounts and related weighted average interest rates by year of maturity for our investment portfolio.

Fair value of investments as of June 30, 2010 maturing in:
(Dollars in millions)

	2010	2011	Thereafter

Marketable securities
Fixed rate investments	$1.0	$—	$—
Weighted average interest rate	0.0%	0.0%	0.0%

On June 30, 2010, the Company had variable interest rate money market accounts valued at $22.1 million.

Marketable Securities Fair Market Value Sensitivity
We have reviewed, along with our investment advisor, current investment ratings, company specific events, and general economic conditions in determining whether there is a significant decline in fair value that is other than temporary.

Exchange Rate Sensitivity
Approximately 76% of our fiscal 2010 net sales were denominated in U.S. dollars. At June 30, 2010, our backlog included orders in U.S. dollars of $38.5 million, or 86% of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our sales that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These forward contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions. The majority of our foreign currency transactions and foreign operations are denominated in the Japanese yen. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 5% appreciation or depreciation of the U.S. dollar against the euro and yen would have an immaterial impact on our consolidated financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this item begin on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Corporate Controller acting as the Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Corporate Controller acting as the Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of June 30, 2010, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

The material weakness was identified on May 10, 2010 and related to inadequate controls related to accounting for unusual or complex transactions. Specifically, in this instance, errors were detected in the allocation of cash flows from operating activities between continuing operations and discontinued operations. Based on the impact of these accounting errors, we restated our condensed consolidated interim financial statements as of and for the periods ended September 30, 2009 and 2008 and December 31, 2009 and 2008.

Based on our assessment, and because of the material weakness previously discussed, we have concluded that our internal control over financial reporting was not effective at June 30, 2010.

Except as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K, audited the operating effectiveness of internal control over financial reporting and issued their attestation report which is included on page F-2.

Zygo Corporation

September 13, 2010	By:	/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
Chairman, President, and Chief Executive Officer

September 13, 2010	By:	/s/ Michael M. Vehlies

Michael M. Vehlies
Corporate Controller (principal financial officer)

Item 9B. Other Information

Managements Remediation Plans for Material Weakness in Internal Control
We began the process of implementing additional controls in our financial reporting process in the fourth quarter of fiscal 2010. We have begun implementing control processes to aid in identifying transactions which might have unusual or complex accounting issues, a process to enhance our analysis of accounting for unusual or complex transactions as they arise in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to review our accounting for unusual or complex transactions. However, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively, and certain controls have not been fully implemented at June 30, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report on Form 10-K, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our company’s 2010 Annual Meeting of Stockholders (referred to below as our “2010 Proxy Statement”)and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2010 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2010 Proxy Statement under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Election of Board of Directors,” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2010 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

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

	10.10	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.11	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

10.12	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

10.13	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007)*

10.14	Employment contract dated June 15, 2007 between Zygo Corporation and Walter A. Shephard. (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its year ended June 31, 2007)*

10.15	Employment Agreement dated November 19, 2007 between Zygo Corporation and Mr. Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current report on Form 8-K dated November 20, 2007)*

10.16

Restricted Stock Unit Agreement dated January 31, 2008 between Zygo Corporation and J. Bruce Robinson (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2008)*

10.17

Agreement and Plan of Merger and Reorganization between by and among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC, and Zygo Corporation (Exhibit 2.1 to the Company’s Current Reports on Form 8-K dated October 21, 2008)*

10.18

Employment agreement amendments between Zygo Corporation and J. Bruce Robinson, and John M. Stack, dated October 21, 2008 (Exhibit 10.1 and 10.3, respectively, to the Company’s Current Reports on Form 8-K dated October 21, 2008)*

10.19

Settlement Agreement and Mutual Release, dated as of April 2, 2009, by and among Electro Scientific Industries, Inc., Zirkon Merger Sub, LLC, and Zygo Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2009)*

10.20

Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A, Amendment No. 2 dated December 23, 2009 for its year ended June 30, 2009)* **

10.21

Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A,Amendment No. 2, dated December 23, 2009 for its year ended June 30, 2009)* **

10.22	Employment contract dated November 16, 2007 between Zygo Corporation and David Person. (Exhibit 10.32 to the Company’s Annual Report on Form 10-K, for its year ended June 30, 2009)*

10.23	Employment agreement amendments between Zygo Corporation and John M. Stack, dated September 1, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 4, 2009)*

10.24	Employment agreement amendments between Zygo Corporation and John M. Stack, dated September 8, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2009)*

10.25

Employment agreement amendments (transition plan) between Zygo Corporation and J. Bruce Robinson, dated October 21, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 27, 2009)*

10.26

Employment and Stock Option Agreement between Zygo Corporation and Dr. Chris L. Koliopoulos, dated January 18, 2010 (Exhibit 10.1 and 10.3 to the Company’s Current Report on Form 8-K dated January 22, 2010)*

10.27

Zemetrics, Inc. acquisition agreement between ZMI Acquisition Corporation, a wholly-owned subsidiary of Zygo Corporation, and Zemetrics, Inc, dated January 18, 2010 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2010)*

14.	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004)*

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit numbers 10.3, 10.5, 10.6, 10.7, 10.8, 10.10, 10.11, 10.12, 10.14, 10.15, 10.16, 10.18, 10.22, 10.23, 10.24, 10.25 and 10.26 are management contracts, compensatory plans or compensatory arrangements.

*Incorporated herein by reference.

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

ZYGO CORPORATION

Registrant

By	/s/ Michael M. Vehlies	Date	September 13, 2010

Michael M. Vehlies
Corporate Controller (principal financial officer)

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Chris L. Koliopoulos and Michael M. Vehlies, jointly and severally, his attorneys-in-fact, each with the power of substitution, for each of them in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney’s-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chris L. Koliopoulos	Chief Executive Officer (principal executive officer) and Director	September 13, 2010

Chris L. Koliopoulos

/s/ Michael M. Vehlies	Corporate Controller (principal financial officer)	September 13, 2010

Michael M. Vehlies

/s/ Stephen D. Fantone	Director	September 13, 2010

Stephen D. Fantone

/s/ Samuel H. Fuller	Director	September 13, 2010

Samuel H. Fuller

/s/ Seymour E. Liebman	Director	September 13, 2010

Seymour E. Liebman

/s/ Robert B. Taylor	Director	September 13, 2010

Robert B. Taylor

/s/ Carol P. Wallace	Director	September 13, 2010

Carol P. Wallace

/s/ Gary K. Willis	Director	September 13, 2010

Gary K. Willis

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F-2 to F-3	Report of Independent Registered Public Accounting Firm

F-4	Consolidated balance sheets at June 30, 2010 and 2009

F-5	Consolidated statements of operations for the years ended June 30, 2010, 2009, and 2008

F-6	Consolidated statements of stockholders’ equity for the years ended June 30, 2010, 2009, and 2008

F-7	Consolidated statements of cash flows for the years ended June 30, 2010, 2009, and 2008

F-8 to F-29	Notes to consolidated financial statements

Supplemental Schedules

S-1	Report of Independent Registered Public Accounting Firm

S-2	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zygo Corporation
Middlefield, Connecticut

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. We also have audited the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting” (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company has not maintained effective internal controls relating to the accounting for unusual or complex transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2010, based on the criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zygo Corporation and subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 13, 2010

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

	June 30, 2010	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$46,536	$32,723
Marketable securities (note 4)	1,000	4,015
Receivables, net of allowance for doubtful accounts of $1,975 and $2,550, respectively (notes 6 and 17)	19,948	20,874
Inventories (notes 2 and 7)	25,220	30,452
Prepaid expenses and other current assets	1,643	1,527
Income tax receivable (note 15)	1,050	1,022
Current assets of discontinued operations (note 20)	17	294

Total current assets	95,414	90,907
Marketable securities (note 4)	922	499
Property, plant, and equipment, net (notes 2 and 8)	23,029	27,325
Intangible assets, net (notes 2 and 9)	5,387	4,211
Other assets	413	1,013
Non-current assets of discontinued operations (note 20)	—	144

Total assets	$125,165	$124,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,426	$5,089
Accrued progress payments and deferred revenue	5,700	5,924
Accrued salaries and wages	3,173	3,508
Other accrued expenses (note 10)	5,191	6,313
Income taxes payable	152	—
Current liabilities of discontinued operations (note 20)	287	331

Total current liabilities	22,929	21,165

Long-term income tax payable	—	1,826
Other long-term liabilities	1,359	1,081
Long-term liabilities of discontinued operations (note 20)	281	—

Commitments and contingencies (note 11)

Stockholders’ equity (notes 12, 13, and 14):
Common stock, $.10 par value per share:
40,000,000 shares authorized;
19,663,414 shares issued (19,044,331 in 2009);
17,480,219 shares outstanding (16,914,978 in 2009)	1,966	1,904
Additional paid-in capital	163,052	156,176
Accumulated deficit	(39,844)	(33,550)
Accumulated other comprehensive loss:
Currency translation effects	(728)	(306)

	124,446	124,224
Less treasury stock, at cost; 2,183,195 common shares (2,129,353 in 2009)	26,043	25,641

Total stockholders’ equity - Zygo Corporation	98,403	98,583
Noncontrolling interest	2,193	1,444

Total stockholders’ equity	100,596	100,027

Total liabilities and stockholders’ equity	$125,165	$124,099

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands except per share amounts)

	Fiscal Year Ended June 30,

	2010	2009	2008

Net revenues	$101,330	$114,734	$158,463
Cost of goods sold	59,361	82,301	93,782

Gross margin	41,969	32,433	64,681

Selling, general, and administrative expenses	29,520	49,243	37,812
Research, development, and engineering expenses	14,284	23,234	23,971
Impairment of goodwill	2,003	—	—

Operating profit (loss)	(3,838)	(40,044)	2,898

Other income:
Interest income	87	885	2,367
Miscellaneous income (expense), net	51	142	(234)

Total other income	138	1,027	2,133

Earnings (loss) from continuing operations before income tax expense, including noncontrolling interest	(3,700)	(39,017)	5,031
Income tax benefit (expense) (note 15)	1,032	(22,193)	(1,694)

Net earnings (loss) from continuing operations	(2,668)	(61,210)	3,337
Loss from discontinued operations, net of tax (note 20)	(2,669)	(4,059)	(700)

Net earnings (loss) including noncontrolling interest	(5,337)	(65,269)	2,637
Less: Net earnings attributable to noncontrolling interest	957	795	1,398

Net earnings (loss) attributable to Zygo Corporation	$(6,294)	$(66,064)	$1,239

Basic - Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$(0.21)	$(3.68)	$0.11
Discontinued operations	(0.16)	(0.24)	(0.04)

Net earnings (loss) per share	$(0.37)	$(3.92)	$0.07

Diluted - Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$(0.21)	$(3.68)	$0.11
Discontinued operations	(0.16)	(0.24)	(0.04)

Net earnings (loss) per share	$(0.37)	$(3.92)	$0.07

Weighted average number of shares:
Basic	17,183	16,843	17,295

Diluted	17,183	16,843	17,648

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$(3,625)	$(62,005)	$1,939
Discontinued operations, net of tax (note 20)	(2,669)	(4,059)	(700)

Net earnings (loss) attributable to Zygo Corporation	$(6,294)	$(66,064)	$1,239

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)

											Comprehensive Income (Loss) Attributable to Zygo Corp.
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Zygo Corp.	Non- Controlling Interest	Total Equity

	Shares	Amount		Shares	Amount

Balance at July 1, 2007	18,242	$1,869	$148,844	450	$(5,335)	$32,194	$22	$177,594	$1,159	$178,753

Comprehensive income:
Net earnings	—	—	—	—	—	1,239	—	1,239	1,398	2,637	$1,239
Unrealized loss on marketable securities	—	—	—	—	—	—	(39)	(39)	—	(39)	(39)
Foreign currency translation effect	—	—	—	—	—	—	872	872	460	1,332	872

											$2,072

Non-cash compensation charges related to stock options	—	—	2,921	—	—	—	—	2,921	—	2,921
Employee stock purchase	21	2	265	—	—	—	—	267	—	267
Repurchase of company stock	(1,641)	—	—	1,641	(20,049)	—	—	(20,049)	—	(20,049)
Restricted stock vesting and related tax effect	43	4	(86)	1	(6)	—	—	(88)	—	(88)
Exercise of employee stock options and related tax effect	67	7	719	—	—	—	—	726	—	726
Dividend paid	—	—	—	—	—	—	—	—	(751)	(751)
Fin 48 adjustment	—	—	—	—	—	(919)	—	(919)	—	(919)

Balance at June 30, 2008	16,732	$1,882	$152,663	2,092	$(25,390)	$32,514	$855	$162,524	$2,266	$164,790

Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	(66,064)	—	(66,064)	795	(65,269)	$(66,064)
Unrealized gain on marketable securities	—	—	—	—	—	—	39	39	—	39	39
Foreign currency translation effect	—	—	—	—	—	—	(1,200)	(1,200)	(315)	(1,515)	(1,200)

											$(67,225)

Non-cash compensation charges related to stock options	—	—	2,924	—	—	—	—	2,924	—	2,924
Employee stock purchase	26	3	204	—	—	—	—	207	—	207
Restricted stock vesting and related tax effect	136	17	(17)	37	(251)	—	—	(251)	—	(251)
Exercise of employee stock options and related tax effect	21	2	402	—	—	—	—	404	—	404
Dividend paid	—	—	—	—	—	—	—	—	(1,302)	(1,302)

Balance at June 30, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027

Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	(6,294)	—	(6,294)	957	(5,337)	$(6,294)
Foreign currency translation effect	—	—	—	—	—	—	(422)	(422)	(208)	(630)	(422)

											$(6,716)

Non-cash compensation charges related to stock awards	—	—	2,556	—	—	—	—	2,556	—	2,556
Issuance - acquisition	361	36	3,865	—	—	—	—	3,901	—	3,901
Restricted stock vesting and related tax effect	147	22	(22)	54	(407)	—	—	(407)	—	(407)
Exercise of employee stock options and related tax effect	57	4	477	—	5	—	—	486	—	486

Balance at June 30, 2010	17,480	$1,966	$163,052	2,183	$(26,043)	$(39,844)	$(728)	$98,403	$2,193	$100,596

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Fiscal Year Ended June 30,

	2010	2009	2008

Cash provided by (used for) operating activities:
Net earnings (loss) including noncontrolling interest	$(5,337)	$(65,269)	$2,637
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Loss from discontinued operations	2,669	4,059	700
Depreciation and amortization	6,125	7,960	7,352
Loss on disposal of assets	67	196	70
Deferred income taxes	(789)	20,990	(227)
Impairment of marketable securities	—	309	291
Impairment of property, plant, and equipment	—	4,460	—
Impairment of intangible assets	2,003	3,983	—
Restructuring charges	—	452	—
Inventory valuation adjustment	543	3,567	239
Provision for doubtful accounts	(586)	3,157	566
Compensation cost related to share-based payment arrangements	2,492	2,885	2,914
Excess tax benefits from share-based payment arrangements	(33)	(9)	(42)
Other	(379)	(392)	198
Changes in operating accounts, excluding the effect of acquisition:
Receivables	1,446	10,661	3,727
Inventories	5,314	(208)	8,872
Prepaid expenses and other current assets	1,247	(86)	(138)
Accounts payable, accrued expenses, and taxes payable	270	(1,111)	(11,224)

Net cash provided by (used for) operating activities from continuing operations	15,052	(4,396)	15,935

Net cash used for operating activities from discontinued operations	(1,542)	(2,034)	(1,358)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(1,441)	(4,255)	(6,580)
Purchase of marketable securities	(2,288)	(8,174)	(20,934)
Additions to intangibles and other assets	(505)	(950)	(716)
Issuance of note receivable	—	—	(559)
Investments and acquisitions, excluding cash acquired	11	—	(5,079)
Proceeds from the sale and maturity of marketable securities	5,000	27,812	48,388
Proceeds from the sale of other assets and the formation of the joint venture	291	11	222

Net cash provided by investing activities	1,068	14,444	14,742

Cash provided by (used for) financing activities:
Dividend payments to noncontrolling interest	—	(1,301)	(751)
Employee stock purchase	—	207	267
Excess tax benefits from share-based payment arrangements	33	9	43
Repurchase of company stock	—	—	(20,049)
Restricted stock vesting and related tax benefits	(407)	(251)	(88)
Exercise of employee stock options	486	185	726

Net cash provided by (used for) financing activities	112	(1,151)	(19,852)

Effect of exchange rate changes on cash and cash equivalents	(877)	(561)	(872)

Net increase in cash and cash equivalents	13,813	6,302	8,595
Cash and cash equivalents, beginning of year	32,723	26,421	17,826

Cash and cash equivalents, end of year	$46,536	$32,723	$26,421

Supplemental Cash flow information:
Cash paid (refunded) for income taxes were $281, ($2,340), and $1,375, in fiscal 2010, 2009, and 2008, respectively.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010, 2009, and 2008
(Dollars in thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Zygo Corporation is a worldwide supplier in optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. “GAAP”) and include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “Company”). All transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. Noncontrolling interest related to our ownership interests of less than 100% is reported as noncontrolling interest in subsidiaries in the consolidated balance sheets. The noncontrolling interest of our earnings, net of tax, is reported as noncontrolling interest in the consolidated statements of operations. We have adopted authoritative guidance related to “Subsequent Events” and have evaluated for disclosure subsequent events that have occurred after June 30, 2010.

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

As more fully described in Note 20, “Discontinued Operations”, we have discontinued the Singapore Integrated Circuit packaging metrology operations of our Vision Systems product line, which was included in our Metrology Solutions segment.

Reclassifications
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

Marketable Securities

We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Marketable securities consist of corporate securities. Securities held by us at June 30, 2010 and 2009 were classified as held-to-maturity, available-for-sale, and trading. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investment is recorded at fair value and adjusted through stockholders’ equity. Trading investments are recorded at fair value and adjusted through the statement of operations.

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

Intangible Assets

Intangible assets include patents, trademarks, license agreements, acquired technology and customer lists. The cost of intangible assets is amortized on a straight-line basis, over estimated useful lives ranging from 5-17 years.

Valuation of Long-Lived Assets

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), related to accounting for the impairment or disposal of long-lived assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating losses or cash flow uses or a projection that demonstrates continuing losses, and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During fiscal 2010, we recorded an impairment charge on goodwill assets. During the year ended June 30, 2010, we believe that there has been no other indicator of impairment. During fiscal 2009, we recorded impairment charges on property, plant, and equipment, intangible assets, and marketable securities.

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

On July 1, 2008, Zygo adopted authoritative guidance for accounting for uncertainty in income taxes. We apply a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We also recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not additional taxes will be due.

Revenue Recognition

We recognize revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with authoritative guidance pertaining to revenue arrangements with multiple deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. While our standard products generally require installation, the installation is considered a perfunctory performance obligation. The standard products do not have customer acceptance criteria. Generally, software is a component of our standard product and, as such, is not separately recognized as revenue. Standalone software products are recognized as revenue when they are shipped. We have standard rights of return for defective products that we account for as a warranty provision under authoritative guidance related to contingencies. We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue is recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, we recognize revenue upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable. Revenue generated from development contracts are recorded on a cost-plus basis in the period services are rendered.

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

Research and Development

Research and development costs are expensed as incurred. For fiscal 2010, 2009, and 2008, we expensed $8,566, $14,385 and $20,350 of research and development expense. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. There was reimbursed research and development costs in fiscal 2010 of $33 and none in fiscal 2009 and 2008.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with authoritative guidance. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2010	June 30, 2009	June 30, 2008

Weighted average shares outstanding	17,183,224	16,843,186	17,294,973
Dilutive effect of stock options and restricted stock	—	—	353,090

Diluted weighted average shares outstanding	17,183,224	16,843,186	17,648,063

For fiscal 2010, 2009, and 2008, 2,036,759, 2,170,002 and 1,165,069, respectively, of the Company’s outstanding stock options and restricted stock awards were excluded from the calculation of diluted earnings per share because they were antidilutive.

Share-Based Compensation

We have two share-based compensation plans, which are described in Note 13. We account for share-based compensation in accordance authoritative guidance related to “Share-Based Payment.” This authoritative guidance eliminates the alternative to use the intrinsic value method of accounting that was provided in the authoritative guidance, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors to the extent issued at fair market value. The authoritative guidance requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The authoritative guidance establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees. Share based payment authoritative guidance does not require the recording of compensation expense in periods prior to the date of adoption.

Share-based compensation expense for the fiscal year ended June 30, 2010 was $2,492, with a related tax benefit of $897. This increased cost of sales by $316, selling, general, and administration by $1,770, and research, development, and engineering by $406. Share-based compensation expense for the fiscal year ended June 30, 2009 was $2,885, with a related tax benefit of $1,039. This increased cost of sales by $346, selling, general, and administration by $2,161, and research, development, and engineering by $378. Share-based compensation expense for the fiscal year ended June 30, 2008 was $2,914, with a related tax benefit of $1,049. This increased cost of sales by $238, selling, general, and administration by $2,337, and research, development, and engineering by $339.

Fair Value of Financial Instruments

Authoritative guidance issued by the FASB pertaining to disclosures about fair value of financial instruments requires that reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because they are short-term in nature.

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

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 5 – Fair Value Measurements.

On July 1, 2009, we adopted authoritative guidance issued by the FASB on changes to the accounting and reporting of non-controlling interests. This guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. Furthermore, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. The new guidance is reflected in the consolidated financial statements for all periods presented.

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

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning on July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

NOTE 2: ACQUISITIONS

In January 2010, the Company entered into an agreement to purchase all of the outstanding stock and to retire the outstanding shareholder notes of Zemetrics, Inc., an Arizona corporation (“Zemetrics”), in exchange for 361,217 shares of the Company’s common stock. The value of the common stock issued was $3,901, based on the fair value of the common stock on the closing date of $10.80. In accordance with the purchase agreement, the number of shares delivered was calculated by taking the sum of $1,941 and the outstanding shareholder notes (including accrued interest) of $856 divided by the average of the closing prices of the Company’s common stock reported by the NASDAQ Stock Market during the forty trading days ended two days prior to the closing date of January 22, 2010 of $7.74 (the “Average Trading Price”).

Dr. Chris L. Koliopoulos, Zygo’s new President and CEO, was a major shareholder of Zemetrics stock as well as being the major holder of Zemetrics’ outstanding shareholder notes. Dr. Koliopoulos received a total of 195,790 shares of Company common stock consisting of 106,233 shares of Company common stock as consideration for the purchase of his shares of Zemetrics stock and 89,557 shares of Company common stock in payment of $680 principal amount of outstanding shareholder notes (plus accrued interest thereon) issued by Zemetrics to Dr. Koliopoulos.

Acquisition costs for the twelve months ended June 30, 2010 were $457, and are included in selling, general & administrative expenses. An escrow account with 38,743 shares (including 16,421 shares issued to Dr. Koliopoulos) of Company common stock was established to secure potential indemnification claims until the date that is fifteen days after completion of the audit of the Company’s financial statements for the first fiscal year ending after the closing.

The following is the final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition on January 22, 2010:

Cash	$11
Inventories	403
Prepaid expenses	18
Property and equipment	15
Customer relationships	112
Technology	1,428
Goodwill	2,003

Total assets	3,990
Less: Liabilities assumed	89

Total	$3,901

In addition, net deferred tax assets of $360 were recorded in the opening balance sheet at zero value, net of a full valuation allowance. Based on the Company’s expectations of future U.S. taxable income, the Company believes it is more likely than not that such net deferred tax assets could not be realized.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation include a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Intangible assets of technology and customer relationships were valued on an income approach based on future earnings projections.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of three years for customer relationships and seven years for technology with no estimated residual values. We review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total

Balance at January 22, 2010	$112	$1,428	$1,540

Amortization expense	(16)	(85)	(101)

Balance at June 30, 2010	$96	$1,343	$1,439

The Company recorded an impairment charge of $2,003 relating to acquired goodwill in the quarter ended March 31, 2010 subsequent to the acquisition date. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was significantly in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40-day period prior to closing). In consideration of these factors, management determined the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010.

From the date of acquisition, the Zemetrics reporting unit had revenues of $103 and an operating loss of $2,658 (including the aforementioned $2,003 goodwill impairment charge), which are included in the consolidated financial statements. The following unaudited proforma condensed financial information shows the results of operations for the years ended June 30, 2010 and 2009 as though the acquisition of Zemetrics had occurred at the beginning of each respective fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	Year ended June 30,

	2010	2009

Net sales	$101,330	$114,734
Net loss attributable to Zygo Corporation	$(3,565)	$(63,169)

Loss per share amounts:
Basic and Diluted - Loss per share	$(0.21)	$(3.75)
Diluted - Loss per share	$(0.21)	$(3.75)

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

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our Vision Systems product line, included in our Metrology Solutions segment. As of September 30, 2009, operations had ceased at this location. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. Per authoritative guidance, we have restated the financial presentation and related footnotes for fiscal 2009 to show the effects of the discontinued operations.

During our fiscal 2009 annual review of intangible assets, we determined, based on the downturn in the business climate for this product line and the level of its then operating losses, that all of the acquired intangible assets resulting from the acquisition of Solvision in the prior year were impaired. Of the $2,149 of impairment charges in fiscal 2009, $1,048 was related to continuing operations and $1,101 related to discontinued operations.

On October 16, 2008, we and Electro Scientific Industries, Inc. (“ESI”) jointly announced the execution of a definitive agreement, providing for the two companies to merge in an all stock transaction, subject to the prior satisfaction of certain enumerated conditions precedent. On January 20, 2009, Zygo announced that it notified ESI of Zygo’s Board of Directors’ withdrawal of its recommendation in favor of the previously announced merger agreement with ESI. On April 2, 2009, ESI and Zygo agreed to terminate their previously executed merger agreement. Pursuant to the terms of the settlement agreement, Zygo paid ESI a break-up fee of $5.4 million, and was liable for an additional $1.2 million in the event that on or before November 2, 2009, Zygo’s Board of directors approves an alternate transaction proposal for the merger or sale of the company. During fiscal 2009, we paid an additional $2.9 million related to the merger in legal and various other related expenses. The break-up fee, legal and other expenses are included in selling, general, and administrative expenses in fiscal 2009.

NOTE 3: RESTRUCTURING AND RELATED COSTS

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. In fiscal 2010 and 2009, we recorded restructuring and related charges totaling $661 ($383 in selling, general and administration, and $278 in research, development and engineering) and $2,158, ($955 in cost of sales, $1,013 in selling, general, and administration, and $190 in research, development, and engineering), respectively. The severance related costs are part of the Metrology Solutions segment and the facility consolidation costs are related to the Optical Systems segment

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2010 and 2009 restructuring actions:

	Severance	June 30, 2010 Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	661	—	661
Payments	(633)	(225)	(858)

Balance at June 30, 2010	$290	$227	$517

	Severance	June 30, 2009 Facility Consolidation Costs	Total

Balance at June 30, 2008	$226	$—	$226
Restructuring charges	1,706	452	2,158
Payments	(1,670)	—	(1,670)

Balance at June 30, 2009	$262	$452	$714

We expect the restructuring liabilities to be paid within twelve months.

NOTE 4: MARKETABLE SECURITIES

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2010 and 2009. The Company classifies these securities as held-to-maturity, trading, or available-for-sale. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at June 30, 2010 and 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
Government treasury bill	$1,000	$—	$—	$1,000

At June 30, 2009
Corporate bonds	$4,015	$35	$—	$4,050

At June 30, 2010, the held-to maturity security consisted of a government treasury bill. At June 30, 2009, all held-to-maturity securities consisted of corporate bonds in the following sectors: 22.5% in finance, 22.1% in utilities, 22.0% in real estate, and 33.4% in other. We have both the intent and the ability to hold the government treasury bill to maturity.

The cost, gross unrealized gains and losses, and fair value of available-for-sale securities, consisting of auction rate securities, at June 30, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
Available-for-sale securities	$—	$—	$—	$—

At June 30, 2009
Corporate and local municipal bonds	$600	$—	$(600)	$—

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. The cost, gross unrealized gains and losses, and fair value of trading securities at June 30, 2010 and 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
Mutual fund	$789	$200	$67	$922

At June 30, 2009
Mutual Fund	$499	$—	$—	$499

Maturities of investment securities classified as held-to-maturity at June 30, 2010 and 2009 were as follows:

	June 30, 2010		June 30, 2009

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,000	$1,000	$4,015	$4,050
Due after one year through five years	—	—	—	—

	$1,000	$1,000	$4,015	$4,050

There were no maturities of investment securities classified as available for sale at June 30, 2010. In fiscal 2010, the auction rate security, that was fully reserved, was settled for $210 resulting in a realized gain of $210. At June 30, 2009 the cost of our investment security classified as available for sale was $600 with no fair value. There were no securities in a continuous unrealized loss position at June 30, 2010 and 2009.

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity, and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review. We recognized other-than-temporary impairment on one available-for-sale auction rate security during fiscal 2009 resulting in a loss of $309, which was recorded in the statements of operations as part of miscellaneous income (expense).

NOTE 5: FAIR VALUE MEASUREMENTS

The Company adopted authoritative guidance issued by the FASB pertaining to fair value measurements that was effective July 1, 2008. The authoritative guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This authoritative guidance defines fair value based upon an exit price model.

The authoritative guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

Assets Measured at Fair Value:

		Fair value measurements at June 30, 2010

	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$922	$922	$—	$—
Foreign currency hedge	(70)	—	(70)	—

Total	$852	$922	$(70)	$—

Assets Measured at Fair Value on a Nonrecurring Basis:

	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

Goodwill (1)	—	—	—	—	(2,003)

Total	$—	$—	$—	$—	$(2,003)

(1) See Note 2: Acquisitions

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

(1) See Note 8: Property Plant and Equipment
(2) See Note 9: Intangible Assets

When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The remainder of our marketable securities at June 30, 2010 are accounted for as held-to-maturity investments and are recorded at amortized cost of $1,000.

NOTE 6: RECEIVABLES

At June 30, 2010 and 2009, receivables were as follows:

	June 30, 2010	June 30, 2009

Trade	$21,314	$19,601
Receivable from Nanometrics for sale of certain assets	—	3,392
Other	609	431

	21,923	23,424
Allowance for doubtful accounts	(1,975)	(2,550)

	$19,948	$20,874

In June 2009, we and Nanometrics Incorporated (“Nanometrics”) announced that Nanometrics has purchased inventory and certain other assets relating to Zygo’s Semiconductor Solutions business for approximately $3,392 and that the two companies have entered into a supply agreement. Under an exclusive OEM supply agreement, Zygo will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. The arrangement was structured as an asset purchase and exclusive OEM supply agreement aimed at wafer-based markets. Nanometrics assumed all inventory, backlog and customer revenues and support responsibilities and Zygo will provide measurement sensors for integration by Nanometrics. Such receivable was paid in fiscal 2010.

NOTE 7: INVENTORIES

At June 30, 2010 and 2009, inventories were as follows:

	June 30, 2010	June 30, 2009

Raw materials and manufactured parts	$12,682	$15,214
Work in process	9,322	11,313
Finished goods	3,216	3,925

	$25,220	$30,452

NOTE 8: PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2010 and 2009, property, plant, and equipment, at cost, were as follows:

	June 30, 2010	June 30, 2009	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,390	17,390	15-40
Machinery, equipment, and office furniture	56,136	55,946	3-8
Leasehold improvements	1,002	908	1-5
Construction in progress	332	570	—

	75,475	75,429
Less accumulated depreciation	(52,446)	(48,104)

	$23,029	$27,325

Depreciation expense for the fiscal years ended June 30, 2010, 2009, and 2008 was $5,318, $7,245 and $6,964, respectively. In fiscal 2009, we recorded impairment charges on our plant, property, and equipment of $4,460 including $4,004 related to our precision positioning systems product line in our metrology segment as result of our review of our business operations in the economic downturn. We utilized a future discounted cash flow model over five years to assess the net realizable value of our property, plant, and equipment in our precision positioning systems product line. These charges were included in cost of sales ($2,911), SG&A ($82) and RD&E ($1,467) on the consolidated statement of operations for fiscal 2009.

NOTE 9: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2010 and 2009 were as follows:

	June 30, 2010	June 30, 2009	Estimated Useful Life (Years)

Patents and trademarks	$5,882	$5,586	5-17
Covenant not-to-compete	851	851	4
Customer relationships and technology	1,540	—	3-7

	8,273	6,437
Accumulated amortization	(2,886)	(2,226)

Total	$5,387	$4,211

A non-compete agreement went into effect with the retirement of the former chief technology officer of the company in February 2009. This agreement requires payments totaling $878 over four years, including imputed interest of $27.

Intangible amortization expense for the fiscal years ended June 30, 2010, 2009 and 2008 was $793, $687 and $488, respectively. Intangible amortization expense is estimated to be approximately $876 in fiscal 2011 and approximately $805, $790, $796, and $970 annually in fiscal 2012-2015, respectively. Amortization expense related to patents and trademarks is included in cost of goods sold in the consolidated statements of operations. Amortization expense related to customer relationships is included in selling, general, and administrative expense in the consolidated statements of operations.

In fiscal 2009, we recorded an impairment charge of $2,935 on our patents related to our precision positioning systems product line in our metrology segment that was included in cost of sales on the consolidated statement of operations as result of our review of our business operations in the current economic downturn. We utilized a future discounted cash flow model over five years to assess the net realizable value of our patents in our precision positioning systems product line.

In addition, in fiscal 2009, we recorded an impairment charge of $1,048 on our customer relationships and technology related to our vision systems product line in our metrology segment that was included in selling, general and administrative expenses and research, development and engineering expenses on the consolidated statement of operations, as noted in Note 2.

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

As part of the asset purchase by Nanometrics, all related semiconductor systems are being warranted by us through June 2011. Nanometrics will provide warranty service and invoice us for incurred expenses. As of June 30, 2010 and 2009, $77 and $162, respectively, of our warranty liability relates to these semiconductor systems.

The following is a reconciliation of the beginning and ending balances of our accrued warranty liability, which is included in the “other accrued expenses” line item in the consolidated balance sheets:

	June 30, 2010	June 30, 2009

Beginning balance	$1,614	$1,263
Reductions for payments made	(881)	(1,067)
Changes in accruals related to warranties issued in the current period	1,236	2,273
Changes in accrual related to pre-existing warranties	(609)	(855)

Ending balance	$1,360	$1,614

NOTE 11: COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. At June 30, 2010, we have a reserve of $1,360 for a potential royalty claim. In the opinion of management, any excess settlement of the royalty claims above the amount recorded is not expected to have an adverse effect on our financial condition, results of operations, or liquidity. We are aware of certain levels of contamination on our property in Connecticut which are below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Presently testing of both properties has not shown contaminants above reportable levels. We are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may ultimately become responsible. We will record an environmental reserve when it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether a claim has been asserted or unasserted.
In the opinion of management, we are not party to any litigation that we believe could have a material adverse effect on our financial condition, results of operation or liquidity except as noted above.

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2015. Total lease expense, net, charged to operations was $1,295, $2,340 (including $452 attributable to restructuring expenses related to the Tucson manufacturing facility as described in Note 3), and $1,816, in fiscal 2010, 2009 and 2008, respectively. At June 30, 2010, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Year ending June 30,	Minimum Future Gross Lease Commitments

2011	$724
2012	377
2013	220
2014	48
2015	20

Total minimum lease payments	$1,389

Nanometrics, as part of the asset sale, has agreed to sublease our Oregon facility for approximately $90 per year through March 2013.

NOTE 12: PROFIT-SHARING PLAN

We maintain a deferred profit-sharing plan under which substantially all full-time employees are eligible to participate. The profit-sharing plan consists of a cash distribution and a 401(k) program. Profit-sharing cash distributions are determined annually at the discretion of the Board of Directors. There have been no profit sharing cash distributions for fiscal 2009 or fiscal 2010. We also maintain a 401(k) tax deferred payroll deduction program and an Employee Stock Ownership Program. Under the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. We contribute to the 401(k) program based on matching up to 4% of an employee’s contributions. The 401(k) match has been suspended as of April, 1, 2009 as part of our cost-savings measures. Under the Employee Stock Ownership Program, we may, at the discretion of the Board of Directors, contribute our own stock or contribute cash to purchase our own stock. The purchased stock’s fair market value cannot exceed the maximum amount of employee stock ownership credit as determined under Section 416 of the Internal Revenue Code. Our contribution expenses related to the plans for the years ended June 30, 2009 and 2008, amounted to $967 and $1,035, respectively. There has been no contribution for the fiscal year ended June 30, 2010.

NOTE 13: SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans
The Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock up to a total of 3,300,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. These options generally vest over a four year period at a rate of 25% each year. Generally, restricted stock awards have 50% of their restrictions lapse after three years and the remaining 50% lapse after four years. The 2002 Plan will expire on August 27, 2012. Pursuant to the terms of the 2002 Plan, the Board of Directors may also amend the 2002 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. Options issued to non-employee directors are now issued under this plan. As part of a director’s compensation for services to our company, non-employee directors are granted 5,000 restricted shares, and a non-employee chairman of the board is granted 7,500 restricted shares, which vest after one year, on an annual basis and each new non-employee director will be granted options to purchase 16,000 shares of common stock on his or her first day of service, at the market value per share on the date of grant. These options will vest over a four year period at a rate of 25% each year.

The Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan (“Director Plan”), which expired on November 17, 2009, permitted the granting of non-qualified options to purchase a total of 620,000 shares (adjusted for stock splits) of common stock at prices not less than the market value of the stock on the date of grant. Under the terms of the Director Plan, as amended on September 24, 1999, each new non-employee director (other than a person who was previously an employee of Zygo or any of our subsidiaries) was granted an option to purchase 8,000 shares of common stock, generally, on his or her first day of service as a non-employee director; and each other non-employee director was granted an option to purchase 3,000 shares of common stock on an annual basis. All options were fully exercisable on the date of grant and had a 10-year term.

On June 26, 2001, the Board of Directors granted a warrant to purchase 25,000 shares of our common stock to the Zetetic Institute, a non-profit organization that provided assistance to us in connection with certain research and development activities. The warrant has an exercise price of $18.64 per share, the closing price of the common stock on the date of the grant, and vested in equal annual increments over the four-year period following the date of grant. The warrant will expire in fiscal 2011.

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2010, 2009 and 2008 were $4.45, $3.77 and $4.99, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2010, 2009, and 2008, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Fiscal Year Ended June 30,

	2010	2009	2008

Term	4.1-5.1 Years	4-4.6 Years	4.0 Years
Volatility	45.7 - 60.9%	45.5%	45.7%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.0-2.5%	0.5-2.9%	2.5-4.2%
Forfeiture rate	0-10.8%	9.5%	11.0%

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

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. The zero forfeiture rate in fiscal 2010 relates to the options granted to the new Chief Executive Officer.

Stock Options

The following table summarizes information about our stock options granted under our share-based compensation plans for fiscal 2010, 2009, and 2008. Included in the information below are outstanding options from the Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan which expired in fiscal 2003, to the extent the options remain exercisable.

	June 30, 2010		June 30, 2009		June 30, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,908,572	$22.72	2,058,639	$25.33	2,057,766	$25.80
Granted	515,000	$9.75	169,000	$9.61	125,900	$12.30
Exercised	(57,300)	$8.39	(21,125)	$8.65	(69,848)	$8.44
Expired or cancelled	(389,380)	$29.60	(297,942)	$37.01	(55,179)	$34.05

Options - Outstanding-end of year	1,976,892	$20.14	1,908,572	$22.72	2,058,639	$25.33

Options vested or expected to vest	1,878,816	$20.68	1,846,583	$23.10	2,004,989	$25.68

Options - Exercisable-end of year	1,297,492	$25.46	1,573,272	$25.19	1,718,789	$27.95

At June 30, 2010, outstanding options at the end of the year had an intrinsic value of $504 with a weighted average remaining contractual life of 4.8 years. In addition, exercisable options at the end of the year had an intrinsic value of $262 with a weighted average remaining contractual life of 2.9 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2010.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2010	Weighted Average Exercise Price

$5.09 - $7.67	315,613	6.0	$6.51	151,613	$6.38
$7.90 - $12.29	901,850	6.8	$10.37	446,600	$9.95
$12.33 - $18.64	507,365	3.7	$14.61	447,215	$14.83
$18.74 - $32.09	4,100	2.1	$22.83	4,100	$22.83
$35.85 - $70.00	9,200.4		$43.87	9,200	$43.87
$76.50 - $87.00	238,764.2		$85.81	238,764	$85.81

$5.09 - $87.00	1,976,892	5.0	$20.14	1,297,492	$25.46

As of June 30, 2010, there was $2,273 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.15 years.

The total intrinsic value of stock options exercised was $109, $56 and $280 and the total fair value of stock awards vested was $478, $754 and $1,005, during the fiscal year ended June 30, 2010, 2009 and 2008, respectively.

Cash received from stock option exercises and the associated tax benefit for the fiscal year ended June 30, 2010 was $520.

Restricted Stock
The following table summarizes information about restricted stock awards granted under share-based compensation plans for the fiscal years ended June 30, 2010, 2009, and 2008:

	June 30, 2010		June 30, 2009		June 30, 2008

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non vested balance at beginning of year	551,650	$11.46	635,147	$12.23	368,176	$12.90
Granted	309,000	$6.06	189,200	$9.72	327,050	$12.00
Vested	(205,194)	$11.28	(213,060)	$11.63	(43,858)	$16.46
Forfeited	(67,363)	$8.71	(59,637)	$11.87	(16,221)	$11.86

Non vested balance at end of year	588,093	$9.04	551,650	$11.46	635,147	$12.23

As of June 30, 2010, there was $2,773 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.0 years.

At June 30, 2010, an aggregate of 791,354 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 14: EMPLOYEE STOCK PURCHASE PLAN

Zygo cancelled its non-compensatory Employee Stock Purchase Plan (“ESPP”) during fiscal 2009. Under the ESPP, employees who elected to participate had the ability to purchase common stock at a 5% discount from the market value of such stock. The ESPP permitted an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 10% of compensation. The total number of shares of common stock available under the ESPP was 500,000. At June 30, 2008, we had withheld from employees $144, for the purchases of shares under this plan, and in July 2008, we issued approximately 13,072 shares of common stock. In January 2009, we issued 12,897 shares of common stock under the plan.

NOTE 15: INCOME TAXES

Total income tax expense (benefit) for each year is as follows:

	Fiscal Year Ended June 30,

	2010	2009	2008

Earnings (loss) from operations	$(1,032)	$22,193	$1,694
Amounts charged to stockholders’ equity	—	279	(56)

	$(1,032)	$22,472	$1,638

The income tax expense (benefit) for operations listed above were provided on the following pre-tax book income (loss) from continuing operations amounts:

	Fiscal Year Ended June 30,

	2010	2009	2008

Loss from operations - U.S.	$(7,883)	$(39,402)	$(953)
Earnings from foreign operations	4,183	385	5,984

	$(3,700)	$(39,017)	$5,031

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended June 30,

	2010	2009	2008

Current:
Federal	$(1,917)	$(20)	$44
State	130	185	(201)
Foreign	1,544	1,038	2,078

	(243)	1,203	1,921

Deferred:
Federal	(789)	18,277	(246)
State	—	2,567	221
Foreign	—	146	(202)

	(789)	20,990	(227)

Total	$(1,032)	$22,193	$1,694

The total income tax expense differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2010, 2009, and 2008 to earnings from continuing operations before income taxes for the following reasons:

	Fiscal Year Ended June 30,

	2010	2009	2008

Computed “expected tax expense (benefit)”	$(1,295)	$(13,656)	$1,761
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	85	1,789	13
Reversal of allowance for uncertain tax positions	(1,209)	—	—
Refund claims relating to net operating loss carrybacks and research and development credits	(1,374)	—	—
Permanent items	727	83	—
Foreign tax differential	(88)	(935)	(175)
Deferred tax asset valuation allowance and related adjustments	2,217	36,037	—
Other, net	(95)	(1,125)	95

	$(1,032)	$22,193	$1,694

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2010 and 2009 are presented below:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Accounts receivable	$703	$321
Accrued liabilities and other	3,692	6,297
Inventory valuation	4,918	1,349
Stock award compensation	1,977	2,486
Intangible assets	12	11
Federal, foreign, and state net operating loss carryforwards and credits	32,753	29,421
Contributions	81	73

Deferred tax assets	44,136	39,958

Deferred tax liabilities:
Prepaid expenses	(276)	(152)
Property, plant, and equipment	(927)	(791)

Deferred tax liability	(1,203)	(943)

Net deferred tax assets before valuation allowance	42,933	39,015
Valuation allowance	(42,933)	(39,015)

Net deferred tax asset	$—	$—

The deferred tax provision for fiscal 2009 does not reflect $279 of tax expense, resulting from amounts charged to other comprehensive income and paid in capital from the exercise of employee stock options. In fiscal 2010, stock option and restricted stock activity resulted in no amounts charged to other comprehensive income and paid in capital.

Management believes, based upon the uncertain and volatile market conditions and the fact that the Company is in a cumulative pre tax accounting loss position, over the evaluation period it is not more likely than not that the deferred tax assets, net of deferred tax liabilities, of $42,933 as of June 30, 2010 will be realized. The evaluation period used by the Company is three years. In future periods, the allowance could be reduced based on future positive evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

At June 30, 2010, our share of the cumulative undistributed earnings of foreign subsidiaries was $5,014. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2010, we have federal, state, and foreign net operating loss (“NOL”) carry forwards of approximately $60,104, $9,642, and $969, respectively, and various state and foreign credit carry forwards of $1,674 and $484. The federal NOL will expire from fiscal 2022 through fiscal 2030, while the state NOL and credits will expire from fiscal 2013 through fiscal 2030. The foreign NOL will begin to expire in 2028. We also have federal general business credit carry forwards of approximately $5,799, which are available to reduce federal income taxes, if any, through 2029 and begin to expire in 2013. All deferred assets relating to the NOL’s and credits have been fully reserved in the valuation allowance since June 30, 2009.

We adopted authoritative guidance for uncertain income tax positions on July 1, 2007. As a result of this adoption, we recognized a liability for unrecognized income tax benefits of $1,535, an increase in income tax receivables of $616, and a net charge of approximately $919 to the July 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $1,784, of which $1,168, if recognized, would affect the effective tax rate. Due to our net operating loss carry forwards, we have accrued no interest or penalties for the unrecognized tax benefits; however, our accounting policy is to recognize interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. For the year ended June 30, 2008, we recognized an additional liability of $88 for uncertain tax positions and for the year ended June 30, 2009, we released a reserve for $46. The total liability for unrecognized tax benefits was $1,826 at June 30, 2009.

During fiscal 2010, all remaining uncertain tax positions were settled and, as such, we reversed the liability and offsetting receivable that had been previously recorded for such positions. This resulted in a net income tax benefit of $1.2 million in fiscal 2010 and no liability for unrecognized tax benefits as of June 30, 2010. The total liability for unrecognized tax benefits was $1,826 at June 30, 2009.

The following table is a reconciliation of the beginning and ending balances of unrecognized tax benefits:

Unrecognized tax benefit, July 1, 2007	$1,784
Additons based upon positions related to the current year	88

Unrecognized tax benefit, June 30, 2008	1,872
Reductions of tax positions of prior years	(46)

Unrecognized tax benefit, June 30, 2009	1,826
Reductions of tax positions of prior years	(1,826)

Unrecognized tax benefit, June 30, 2010	$—

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2006. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

NOTE 16: SEGMENT REPORTING

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

	Fiscal Year Ended June 30,

	2010	2009	2008

Metrology
Sales	$65,841	$82,766	$105,127
Gross margin	33,652	28,427	50,387
Gross margin as a % of sales	51%	34%	48%

Optics
Sales	$35,489	$31,968	$53,336
Gross margin	8,317	4,006	14,294
Gross margin as a % of sales	23%	13%	27%

Total
Sales	$101,330	$114,734	$158,463
Gross margin	41,969	32,433	64,681
Gross margin as a % of sales	41%	28%	41%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating assets, depreciation, and amortization are U.S. based. Revenues by geographic area based on shipping destination were as follows:

	Fiscal Year Ended June 30,

	2010	2009	2008

Americas:	$54,066	$55,456	$77,147
Far East:
Japan	18,280	26,352	44,354
Pacific Rim	15,376	19,415	14,629

Total Far East	33,656	45,767	58,983

Europe	13,608	13,511	22,333

Total	$101,330	$114,734	$158,463

NOTE 17: TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2010, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), amounted to $8,809 (9% of net revenues), $16,229 (14% of net revenues) and $30,711 (19% of net revenues), for the years ended June 30, 2010, 2009, and 2008, respectively. Substantially all of these revenues occurred in the Metrology segment. Selling prices of products sold to Canon are based, generally, on the normal terms given to distributors. Revenues generated from development contracts were recorded on a cost-plus basis.

At June 30, 2010 and 2009, there were, in the aggregate, $667 and $592, respectively, of trade accounts receivable from Canon.

NOTE 18: HEDGING ACTIVITIES

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges as referred to in authoritative literature and therefore, are marked-to-market with changes in fair value recorded to earnings. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions.

As of June 30, 2010, we had four foreign currency forward contracts outstanding with notional amounts aggregating to $1,700. Net unrealized losses recognized from foreign currency forward contracts for fiscal 2010, 2009 and 2008 was $64, $49, and $161, respectively, and are included in other income in the consolidated statements of operations. These losses are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiaries.

NOTE 19: QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2010

	September 30,	December 31,	March 31,	June 30,

Net revenues	$21,325	$26,081	$25,439	$28,485

Gross margin	$7,174	$10,953	$11,477	$12,365

Net earnings (loss)	$(5,655)	$(1,592)	$(2,464)	$4,374

Net earnings(loss) from continuing operations attributable to Zygo Corporation	$(3,952)	$(1,266)	$(2,503)	$4,096

Net earnings (loss) attributable to Zygo Corporation	$(5,787)	$(1,905)	$(2,696)	$4,094

Net earnings (loss) attributable to Zygo Corporation per basic common share	$(0.34)	$(0.11)	$(0.16)	$0.23

Net earnings (loss) attributable to Zygo Corporation per diluted common share	$(0.34)	$(0.11)	$(0.16)	$0.23

	For the Fiscal Year Ended June 30, 2009

	September 30,	December 31,	March 31,	June 30, (a)

Net revenues	$37,493	$33,400	$20,020	$23,821

Gross margin	$16,487	$12,256	$4,709	$(1,019)

Net earnings (loss)	$779	$(3,669)	$(14,998)	$(47,381)

Net earnings(loss) from continuing operations attributable to Zygo Corporation	$832	$(3,827)	$(11,709)	$(47,301)

Net earnings (loss) attributable to Zygo Corporation	$503	$(4,041)	$(15,101)	$(47,425)

Net earnings (loss) attributable to Zygo Corporation per basic common share	$0.03	$(0.24)	$(0.90)	$(2.81)

Net earnings (loss) attributable to Zygo Corporation per diluted common share	$0.03	$(0.24)	$(0.90)	$(2.81)

(a) Significant fourth quarter fiscal 2009 charges consisted of a valuation allowance on deferred tax assets of $35,805, asset impairment charges of $7,498, provision for doubtful accounts of $1,961, and severance and restucturing charges of $1,290.

Note 20: Discontinued Operations

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our Vision Systems product line, included in our Metrology Solutions segment. As of September 30, 2009, operations had ceased at this location. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s Condensed Consolidated Financial Statements as discontinued operations. Per authoritative guidance, we have restated the financial presentation and related footnotes for fiscal 2009 and 2008 to show the comparable effects of the discontinued operations.

The following table summarizes the operating results of our discontinued operations for the fiscal years ended June 30, 2010, 2009 and 2008:

	Fiscal Year Ended June 30,

	2010	2009	2008

Net revenues	$665	$1,306	$573
Cost of goods sold	268	2,271	431

Gross profit (loss)	397	(965)	142
Operating expenses, and other	3,066	459	994
Asset impairment	—	2,483	—

Loss before income taxes	(2,669)	(3,907)	(852)
Income tax (expense) benefit	—	(152)	152

Loss from discontinued operations, net of tax	$(2,669)	$(4,059)	$(700)

The following table sets forth the assets and liabilities of our discontinued operations included in the Condensed Consolidated Balance Sheets of the Company as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Receivables	$—	$269
Other assets	17	25

Current assets of discontinued operations	$17	$294

Property, plant, and equipment	$—	$144

Non-current assets of discontinued operations	$—	$144

Accounts payable	$—	$102
Accrued expenses and other current liabilities	287	229

Current liabilities of discontinued operations	$287	$331

Other long-term liabilities
	$281	$—

Long-term liabilities of discontinued operations	$281	$—

Liabilities remaining as of June 30, 2010 include remaining amounts due on severance and non-compete agreements that will be paid through fiscal 2011 and 2013, respectively.

*     *     *     *     *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zygo Corporation
Middlefield, Connecticut

We have audited the consolidated financial statements of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and for each of the three years in the period ended June 30, 2010, and the Company’s internal control over financial reporting as of June 30, 2010, and have issued our report thereon dated September 13, 2010 (which report expresses (1) an unqualified opinion on the consolidated financial statements and (2) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness); such consolidated financial statements and report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 13, 2010

S - 1

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2010, 2009, and 2008

(Thousands of dollars)

Description	Balance at Beginning of Year	Provision	Write-Offs and Other	Balance at End of Year

Year Ended June 30, 2010
Allowance for doubtful accounts	$2,550	$(586)	$(11)	$1,975

Valuation allowance on net deferred tax assets	$39,015	$(789)	$(4,707)	$42,933

Year Ended June 30, 2009
Allowance for doubtful accounts	$349	$3,157	$956	$2,550

Valuation allowance on net deferred tax assets	$2,105	$20,990	$(15,920)	$39,015

Year Ended June 30, 2008
Allowance for doubtful accounts	$333	$566	$550	$349

Valuation allowance on net deferred tax assets	$2,170	$(65)	$—	$2,105

S - 2

EXHIBIT INDEX

EXHIBIT TABLE NUMBER

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002