Form 10-Q
period 2010-09-30
ZYGO CORP
filed 2010-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,569,511 shares of Common Stock, $.10 Par Value, at November 1, 2010

(1) The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net revenues to our major customer; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to the acquisition of Zemetrics and of the assets of ASML US, Inc’s Richmond, California facility, if consummated, and integration of the businesses and employees; and the risk related to the Company’s recent and announced changes to senior management.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2010.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2010	2009

Net revenues	$31,119	$21,325
Cost of goods sold	16,916	14,151

Gross margin	14,203	7,174

Selling, general, and administrative expenses	7,211	6,776
Research, development, and engineering expenses	3,365	3,647

Operating profit (loss)	3,627	(3,249)

Other income
Interest income	3	51
Miscellaneous income, net	178	60

Total other income	181	111

Earnings (loss) from continuing operations before income taxes, including noncontrolling interest	3,808	(3,138)
Income tax expense	(643)	(682)

Net earnings (loss) from continuing operations	3,165	(3,820)

Net earnings (loss) from discontinued operations, net of tax	91	(1,835)

Net earnings (loss) including noncontrolling interest	3,256	(5,655)
Less: Net earnings attributable to noncontrolling interest	528	132

Net earnings (loss) attributable to Zygo Corporation	$2,728	$(5,787)

Basic and diluted - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$0.15	$(0.23)
Discontinued operations	0.01	(0.11)

Net earnings (loss) per share	$0.16	$(0.34)

Weighted average shares outstanding
Basic shares	17,512	16,943

Diluted shares	17,772	16,943

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$2,637	$(3,952)
Discontinued operations, net of tax	91	(1,835)

Net earnings (loss) attributable to Zygo Corporation	$2,728	$(5,787)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	September 30, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$48,725	$46,536
Marketable securities	999	1,000
Receivables, net of allowance for doubtful accounts of $2,083 and $1,975, respectively	23,357	19,948
Inventories	25,062	25,220
Prepaid expenses and other	1,656	1,643
Income tax receivable	—	1,050
Current assets of discontinued operations	17	17

Total current assets	99,816	95,414

Marketable securities	1,018	922
Property, plant, and equipment, net	22,173	23,029
Intangible assets, net	5,334	5,387
Other assets	415	413

Total assets	$128,756	$125,165

Liabilities and Equity
Current liabilities:
Accounts payable	$7,829	$8,426
Accrued progress payments and deferred revenue	5,566	5,700
Accrued salaries and wages	2,935	3,173
Other accrued liabilities	5,340	5,191
Income tax payable	313	152
Current liabilities of discontinued operations	223	287

Total current liabilities	22,206	22,929

Other long-term liabilities	1,369	1,359
Non-current liabilities of discontinued operations	198	281

Commitments and contingencies	—	—

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
19,776,129 shares issued (19,663,414 at June 30, 2010);
17,560,794 shares outstanding (17,480,219 at June 30, 2010)	1,978	1,966
Additional paid-in capital	164,008	163,052
Accumulated deficit	(37,116)	(39,844)
Accumulated other comprehensive income (loss):
Currency translation effects	291	(728)
Treasury stock, at cost, 2,215,335 shares (2,183,195 at June 30, 2010)	(26,280)	(26,043)

Total stockholders’ equity - Zygo Corporation	102,881	98,403
Noncontrolling interest	2,102	2,193

Total equity	104,983	100,596

Total liabilities and equity	$128,756	$125,165

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Three Months Ended September 30,

	2010	2009

Cash provided by (used for) operating activities:
Net earnings (loss) including noncontrolling interest	$3,256	$(5,655)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities from continuing operations:
(Earnings) loss from discontinued operations	(91)	1,835
Depreciation and amortization	1,492	1,638
Loss on disposal of assets	8	9
Deferred income taxes	—	(63)
Provision for doubtful accounts	104	221
Compensation cost related to share-based payment arrangements	947	667
Excess tax benefits from share-based payment arrangements	(3)	—
Other	(119)	(88)
Changes in operating accounts:
Receivables	(3,057)	1,026
Inventories	267	2,547
Prepaid expenses and other current assets	1,069	548
Accounts payable, accrued expenses, and taxes payable	(1,001)	279

Net cash provided by operating activities from continuing operations	2,872	2,964

Net cash used for operating activities from discontinued operations	(141)	(701)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(223)	(245)
Purchase of marketable securities	(999)	(999)
Additions to intangibles	(181)	(142)
Proceeds from the sale and maturity of marketable securities	1,000	2,000
Proceeds from the sale of other assets	—	1

Net cash provided by (used for) investing activities	(403)	615

Cash used for financing activities:
Dividend payment to noncontrolling interest	(721)	—
Excess tax benefits from share-based payment arrangements	3	—
Restricted stock vesting and related tax benefits	(236)	(212)
Exercise of employee stock options	20	12

Net cash used for financing activities	(934)	(200)

Effect of exchange rate changes on cash and cash equivalents	795	320

Net increase in cash and cash equivalents	2,189	2,998
Cash and cash equivalents, beginning of year	46,536	32,723

Cash and cash equivalents, end of period	$48,725	$35,721

Supplemental Cash Flow Information

Net income tax refunds amounted to $553 and $445 for the three months ended September 30, 2010 and 2009, respectively.

Dividend declared to noncontrolling interest but not paid were $101 for the three months ended September 30, 2010.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except for share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at September 30, 2010, the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010, including items incorporated by reference therein.

Discontinued Operations
The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; discount rate; excess working capital levels; property values; and the anticipated costs involved in the selling process.

As more fully described in Note 2, “Discontinued Operations”, we have discontinued the Singapore IC packaging operations of our Vision Systems product line, which is included in our Metrology Solutions segment.

Recent Accounting Guidance Not Yet Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in fiscal 2012, July 1, 2011, the balance of these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We believe the adoption of the new guidance will not have a material impact on our financial statements.

Adoption of New Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for us on July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which became effective for us on July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of power over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on our financial statements.

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

The following table summarizes the operating results of our discontinued operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,

	2010	2009

Net revenues	$—	$321
Non-cash impairment charge	—	(678)
(Operating expenses) and other income	91	(1,478)

Earnings (loss) from discontinued operations, net of tax	$91	$(1,835)

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Other assets	$17	$17

Current assets of discontinued operations	$17	$17

Accrued expenses and other current liabilities	$223	$287

Current liabilities of discontinued operations	$223	$287

Other long-term liabilities	$198	$281

Non-current liabilites of discontinued operations	$198	$281

Note 3: Acquisitions

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

Dr. Chris L. Koliopoulos, Zygo’s President and CEO, was a major shareholder of Zemetrics stock as well as being the major holder of Zemetrics’ outstanding shareholder notes. Dr. Koliopoulos received a total of 195,790 shares of Company common stock consisting of 106,233 shares of Company common stock as consideration for the purchase of his shares of Zemetrics stock and 89,557 shares of Company common stock in payment of $680 principal amount of outstanding shareholder notes (plus accrued interest thereon) issued by Zemetrics to Dr. Koliopoulos.

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

In addition, net deferred tax assets of $360 were recorded in the opening balance sheet at zero value, net of a full valuation allowance. Based on the Company’s expectations of future U.S. taxable income, the Company believes it is more likely than not that such net deferred tax assets will not be realized.

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

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of three years for customer relationships and seven years for technology, in both instances with no estimated residual values. We review our intangible assets for impairment annually.

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

From the date of acquisition, the Zemetrics reporting unit had revenues of $103 and an operating loss of $2,658 (including the aforementioned $2,003 goodwill impairment charge), which are included in the consolidated financial statements for the period ended June 30, 2010. The following unaudited proforma condensed financial information shows the results of operations for the year ended June 30, 2010 as though the acquisition of Zemetrics had occurred at the beginning of such respective fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

Year ended June 30, 2010

Net revenues	$101,330
Net loss attributable to Zygo Corporation	$(3,565)

Loss per share amounts:
Basic and Diluted - Loss per share	$(0.21)
Diluted - Loss per share	$(0.21)

Note 4: Restructuring and related costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2011 and fiscal 2010 restructuring actions:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(182)	(48)	(230)

Balance at September 30, 2010	$108	$179	$287

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	84	—	84
Payments	(63)	(56)	(119)

Balance at September 30, 2009	$283	$396	$679

Note 5: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with US GAAP. For the three months ended September 30, 2010, 1,546,665 (for the three months ended September 30, 2009, 2,071,598) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,

	2010	2009

Basic weighted average shares outstanding	17,512,130	16,942,509
Dilutive effect of stock options and restricted shares	260,011	—

Diluted weighted average shares outstanding	17,772,141	16,942,509

Note 6: Comprehensive Income (Loss)

Our Stockholders’ Equity and Noncontrolling Interest for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,

	2010			2009

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity

Equity, beginning of period	$98,403	$2,193	$100,596	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net earnings (loss)	2,728	528	3,256	(5,787)	132	(5,655)
Foreign currency translation effect	1,019	203	1,222	574	60	634

Total other comprehensive income (loss)	3,747	731	4,478	(5,213)	192	(5,021)

Non-cash compensation charges related to stock options	947	—	947	674	—	674
Restricted stock vesting and related tax effect	(236)	—	(236)	(212)	—	(212)
Exercise of employee stock options and related tax effect	20	—	20	13	—	13
Dividends attributable to noncontrolling interests	—	(822)	(822)	—	—	—

Equity, end of period	$102,881	$2,102	$104,983	$93,845	$1,636	$95,481

Note 7: Marketable Securities

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2011 and 2010. The Company classifies these securities as held-to-maturity, trading, or available-for-sale. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At September 30, 2010 and June 30, 2010, the held-to maturity securities consisted of a government treasury bill. We have both the intent and the ability to hold the government treasury bill to maturity. The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at September 30, 2010 and June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2010 Government treasury bill	$999	$1	$—	$1,000

At June 30, 2010 Government treasury bill	$1,000	$—	$—	$1,000

The government treasury bill of $999 at September 30, 2010 and $1,000 at June 30, 2010 is being held in an account designated as loan collateral to cover our outstanding letters of credit.

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. The cost, gross unrealized gains and losses, and fair value of trading securities at September 30, 2010 and 2009 were as follows:

	Beginning Balance	Gross Unrealized Gains	Gross Unrealized Losses	Ending Balance

At September 30, 2010 Mutual fund	$922	$96	$0	$1,018

At September 30, 2009 Mutual Fund	$499	$104	$—	$603

Maturities of investment securities classified as held-to-maturity at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010		June 30, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$999	$1,000	$1,000	$1,000

Total	$999	$1,000	$1,000	$1,000

There were no securities in a continuous unrealized loss position at September 30, 2010 and June 30, 2010.

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity, and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review.

Note 8. Fair Value Measurements

Authoritative guidance related to fair value measurements and disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. The classification of financial assets and liabilities within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and June 30, 2010:

Assets and Liabilities Measured at Fair Value:
(Dollars in Thousands)
		Fair value measurements at September 30, 2010

	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$21,924	$21,924	$—	$—
Trading securities	1,018	1,018	—	—
Foreign currency hedge	(67)	—	(67)	—

Total	$22,875	$22,942	$(67)	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2010

	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$22,141	$22,141	$—	$—
Trading securities	922	922	—	—
Foreign currency hedge	(70)	—	(70)	—

Total	$22,993	$23,063	$(70)	$—

When available, the Company uses quoted market prices to determine the fair value of its assets and liabilities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

Note 9: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2010 and 2009 of $947 and $674, respectively, with a related tax benefit of $341 and $243, respectively. Of these amounts, $7 was recorded as part of discontinued operations for the three months ended September 30, 2009.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2011 and 2010 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2010 and 2009 were $2.99 and $3.67, respectively. During the three months ended September 30, 2010 and 2009, we issued an aggregate of 50,000 and 140,000 options, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended September 30,

	2010	2009

Term	4.1 Years	5.1 Years
Volatility	45.7%	59.8%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.1%	2.5%
Forfeiture rate	0.0%	10.8%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2010 and 2009, an aggregate of 31,000 and 268,000 shares of restricted stock units were issued at a weighted average grant price of $7.98 and $5.38, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 10: Receivables

At September 30, 2010 and June 30, 2010, receivables were as follows:

	September 30, 2010	June 30, 2010

Trade	$25,194	$21,314
Other	246	609

	25,440	21,923
Allowance for doubtful accounts	(2,083)	(1,975)

	$23,357	$19,948

Note 11: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, 2010 and June 30, 2010, inventories were as follows:

	September 30, 2010	June 30, 2010

Raw materials and manufactured parts	$12,993	$12,682
Work in process	8,823	9,322
Finished goods	3,246	3,216

	$25,062	$25,220

Note 12: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At September 30, 2010 and June 30, 2010, property, plant, and equipment were as follows:

	September 30, 2010	June 30, 2010	Estimated Useful Life (Years)

Land	$615	$615	—
Building and improvements	17,502	17,390	15-40
Machinery, equipment, and office furniture	56,240	56,136	3-8
Leasehold improvements	1,021	1,002	1-5
Construction in progress	199	332	—

	75,577	75,475
Accumulated depreciation	(53,404)	(52,446)

	$22,173	$23,029

Depreciation expense was $1,257 and $1,429 for the three months ended September 30, 2010 and 2009, respectively.

Note 13: Warranty

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

As part of a strategic business partnership with Nanometrics entered into in June 2009, all related semiconductor systems that were purchased by Nanometrics are being warranted by us through June 2011. Nanometrics will provide warranty service and invoice us for incurred expenses. As of September 30, 2010 and 2009, $47 and $182, respectively, of our warranty liability relates to these semiconductor systems.

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,

	2010	2009

Beginning balance	$1,360	$1,614
Reductions for payments made	(301)	(253)
Changes in accruals related to pre-existing warranties	220	(33)
Changes in accruals related to warranties made in the current period	139	216

Ending balance	$1,418	$1,544

Note 14: Intangible Assets

Intangible assets include patents, trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents, trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of September 30, 2010, current liabilities include $131 and long-term liabilities include $97 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010

Patents and trademarks	$6,063	$5,882
Covenant not-to-compete	851	851
Customer relationships and technology	1,540	1,540

	8,454	8,273
Accumulated amortization	(3,120)	(2,886)

Total	$5,334	$5,387

Intangible amortization expense was $234 and $204 for the three months ended September 30, 2010 and 2009, respectively. This amortization expense related to certain intangible assets is included in cost of goods sold in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2010, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Nine months ending June 30, 2011	$652
Fiscal year ending June 30, 2012	813
Fiscal year ending June 30, 2013	798
Fiscal year ending June 30, 2014	808
Fiscal year ending June 30, 2015	983
Thereafter	1,280

Total	$5,334

Note 15: Segment Information

Zygo’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three months ended September 30, 2010 and 2009, segment revenues and gross margin are as follows:

	Three Months Ended September 30,

	2010	2009

Metrology Solutions
Net revenues	$20,849	$15,977
Gross margin	$11,109	$7,471
Gross margin as a % of net revenues	53%	47%
Optical Systems
Net revenues	$10,270	$5,348
Gross margin	$3,094	$(297)
Gross margin as a % of net revenues	30%	-6%

Total
Net revenues	$31,119	$21,325
Gross margin	$14,203	$7,174
Gross margin as a % of net revenues	46%	34%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Revenues by geographic area were as follows:

	Three Months Ended September 30,

	2010	2009

Americas	$16,908	$13,285
Europe	3,611	2,317
Japan	5,882	3,829
Pacific Rim	4,718	1,894

Total	$31,119	$21,325

Note 16: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3,470 and $989 (11% and 5% of net revenues, respectively) for the three months ended September 30, 2010 and 2009, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2010 and June 30, 2010, there were, in the aggregate, $1,433 and $667, respectively, of trade accounts receivable from Canon.

Note 17: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under authoritative guidance on accounting for derivative instruments and hedging activities and, therefore, are marked-to-market with changes in fair value recorded in the condensed consolidated statement of operations in miscellaneous income. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of September 30, 2010, we had four currency contracts outstanding involving our Japanese operations with notional amounts aggregating $1,700. These foreign currency hedges are not considered designated hedging instruments. For the three months ended September 30, 2010 and 2009, we recognized net unrealized gains and (losses) of $3 and ($147), respectively, from foreign currency forward contracts. These unrealized gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiary and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of September 30, 2010:

Derivatives not designated as hedging instruments	Balance Sheet Location

Number of foreign exchange contracts: 4	Other accrued liabilities $67

Note 18: Income Taxes

	Three Months ended September 30,

	2010		2009

	Amount	Tax Rate%	Amount	Tax Rate%

Income tax expense	$(643)	17%	$(682)	22%

Income tax expense for the three months ended September 30, 2010 included income taxes in state and foreign jurisdictions. We continue to maintain a full valuation allowance on our net deferred tax assets as of September 30, 2010. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three months ended September 30, 2010, we did not recognize an additional liability or realize any benefit for changes in our tax positions. We had no uncertain tax benefits or liabilities as of September 30, 2010 and June 30, 2010. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with fiscal 2007. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with fiscal 2005.

Note 19: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business. At September 30, 2010, we have a reserve of $1,360 for potential royalty claims. In the opinion of management, any settlement of royalty claims in excess of or below the amount recorded is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

Note 20: Subsequent Events

On October 27, 2010, we announced that we entered into an agreement with ASML US, Inc. to purchase substantially all the assets of their Richmond, California facility. The purchase price being paid by us is the net book value of the acquired assets, expected to be between $7-10 million, including current work-in-process inventory. The acquisition, which is subject to certain closing conditions, is expected to close by mid-November 2010.

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

Net revenues increased 46% in the quarter ended September 30, 2010, as compared with the prior year period reflecting a strong increase in demand for our products. Bookings for the three months ended September 30, 2010 (our first quarter of fiscal 2011) were $34.0 million, as compared with $29.5 million and $22.7 million for the fourth quarter and first quarter, respectively, of fiscal 2010. We believe our bookings for the next several quarters are sustainable at or near first quarter of fiscal 2011 levels. Bookings for our Metrology Solutions segment accounted for 68% of the bookings received, with the Optical Systems segment accounting for 32% of bookings in the first fiscal 2011 quarter. In September 2010, our Metrology Solutions segment received bookings, through our joint venture in Shanghai, China for $3.5 million for large aperture laser interferometer systems from leading Chinese optical research and manufacturing organizations. Our Metrology Solutions segment includes an Instruments product category and an OEM product category, which consists of lithography products, display sensor heads, and semiconductor sensor heads. During the quarter our Optical Systems segment was awarded a $4.1 million continuation contract for Advanced Helmet Mount Displays from L-3 Communications, Link Simulation and Training Division in support of two new programs from the United States and Australian Air Forces. Our Optical Systems segment continues to include our optical components and electro-optics contract manufacturing products.

On October 27, 2010, we announced that we entered into an agreement with ASML US, Inc. to purchase substantially all the assets of their Richmond, California facility. With this acquisition, we will considerably expand our optical manufacturing capabilities, with the addition of high precision optical machining and polishing equipment, aspheric lens manufacturing and diamond turning assets. We expect to hire key management and employees of ASML Optics Richmond and will operate the business in a 60,000 square-foot facility in Richmond, California. Coupled with our existing leadership position in metrology, large flat optics production, and electro-optical design and manufacturing, the Richmond operation is expected to provide highly synergistic capabilities that can immediately address new applications in semiconductor, defense, and the life-sciences markets. The purchase price being paid by us is the net book value of the acquired assets, expected to be between $7-10 million, including current work-in-process inventory. The acquisition, which is subject to certain closing conditions, is expected to close by mid-November 2010.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for us on July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which became effective for us on July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of power over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Net Revenues %	Amount	Net Revenues %

Quarter ended September 30
Metrology Solutions	$20.8	67%	$16.0	75%
Optical Systems	10.3	33%	5.3	25%

Total	$31.1	100%	$21.3	100%

Overall, net revenues for the three months ended September 30, 2010 increased 46% as compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 30% and in Optical Systems segment revenues of 94%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in lithography stage metrology of $3.1 million and instruments of $2.8 million, partially offset by revenue decreases of $2.7 million in the display and semiconductor product lines that were previously sold. An increase in bookings from Canon accounted for the majority of the increase in lithography revenues. The increase in the Optical Systems segment revenues was primarily due to increases in contract manufacturing and laser fusion optics of $3.4 million and $1.3 million, respectively. The increase in contract manufacturing revenues is primarily related to volume increases across most product lines.

Revenues in U.S. dollars for the three months ended September 30, 2010 and 2009 were approximately 79% and 67% of total net revenues, respectively, with the remaining 21% and 33%, respectively, being in Euro, Yen, or Yuan. For our revenues which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Gross Margin %	Amount	Gross Margin %

Quarter ended September 30
Metrology Solutions	$11.1	53%	$7.5	47%
Optical Systems	3.1	30%	(0.3)	-6%

Total	$14.2	46%	$7.2	34%

Gross margin as a percentage of net revenues for the three months ended September 30, 2010 was 46%, which represents an increase of twelve percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin as a percentage of net revenues for the three months ended September 30, 2010 as compared with the prior year period was primarily due to improved absorption of factory costs and, to a lesser extent, a change in product mix towards higher margin products. Within the Optical Systems segment, the increase in gross margin as a percentage of net revenues for the three months ended September 30, 2010, as compared with the prior year period, was primarily due to overall increased volume which led to a favorable mix of higher margin products, improved absorption of factory costs and the resolution of production issues related to certain optics that resulted in increased manufacturing costs and delayed shipments during the comparable prior year period.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended September 30	$7.2	23%	$6.8	32%

SG&A expenses increased in the three months ended September 30, 2010 by $0.4 million from the comparable prior year period, primarily due to an increase in employee related expenses, including the restoration of certain compensation costs of $0.9 million, partially offset by savings related to the sale of our display business of $0.5 million.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended September 30	$3.4	11%	$3.6	17%

RD&E for the three months ended September 30, 2010 decreased by $0.2 million, as compared with the prior year period. The decrease in RD&E occurred primarily in the Metrology Solutions segment related to cost cutting measures of $0.5 million partially offset by incorporating RD&E of $0.3 million from the acquisition of Zemetrics.

Other Income

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended September 30	$0.2	1%	$0.1	1%

Other income for the three months ended September 30, 2010 increased by $0.1 million as compared with the prior year period, primarily due to realized and unrealized foreign currency gains.

Income Tax Expense

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$(0.6)	17%	$(0.7)	22%

Income tax expense for the three months ended September 30, 2010 and 2009 included income taxes in state and foreign jurisdictions. There was no United States federal income tax expenses for the three months ended September 30, 2010 or income tax benefit in fiscal 2010 due to valuation allowances on deferred tax assets, including net operating loss carryforwards in the United States. We continue to maintain a valuation allowance on all of our net deferred tax assets at September 30, 2010. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Earnings (Loss) from Discontinued Operations, net of tax

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended September 30	$0.1	0%	$(1.8)	8%

The loss from discontinued operations for the three months ended September 30, 2009 of $1.8 million was due to severance and other closure costs, primarily related to the closure of our Singapore IC packaging operations of our Vision Systems product line.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.5 million and $1.0 million (11% and 5% of net revenues, respectively) for the three months ended September 30, 2010 and 2009, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2010 and June 30, 2010, there were, in the aggregate, $1.4 million and $0.7 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses, and the availability of bank lines of credit.

At September 30, 2010, cash and marketable securities were $49.7 million, an increase of $2.2 million from $47.5 million at June 30, 2010. Our marketable securities consist of $1.0 million in a United States Treasury Bill as security for bank guarantees and standby letters of credit. These letters of credit are used primarily overseas to cover certain warranty periods and are generally valued at 10% of the associated contract value. As of September 30, 2010, a negligible amount of standby letters of credit are outstanding. These letters of credit are expected to expire at varying dates through January 2012. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, is $21.9 million as of September 30, 2010. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flows from operating activities from continuing operations for the first three months ended September 30, 2010 remained flat as compared with the prior year period. The positive change in net earnings from continuing operations was largely offset by the change in receivables and inventory related cash flows.

Cash flows provided by investing activities for the first three months ended September 30, 2010 decreased by $1.0 million as compared with the prior year period. This decrease was primarily related to a decrease in proceeds from marketable securities.

Cash flows used for financing activities in the first three months ended September 30, 2010 decreased by $0.7 million as compared with the prior year period. For the three months ended September 30, 2010, there was a dividend payment of $0.7 million to a noncontrolling interest.

We currently have no debt or lines of credit. In the future, if the need for debt or credit lines arose there is no assurance that we would be able to secure such financing. We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months. The impact of future market volatility, however, cannot be predicted.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2010. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission (the “2010 Annual Report”).

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

We identified a material weakness on May 10, 2010 related to inadequate controls regarding our accounting for unusual or complex transactions and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2010. We began the process of implementing additional controls in our financial reporting process in the fourth quarter of fiscal 2010, including adding control processes to aid in identifying transactions that might have unusual or complex accounting issues, a process to enhance our analysis of accounting for unusual or complex transactions as they arise in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to review our accounting for unusual or complex transactions. However, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively at September 30, 2010.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our 2010 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

We cannot assure you that any acquisition, including the acquisition of the assets of ASML’s Richmond, California facility, if consummated, will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2010 - July 31, 2010	—	—	—	$5.0
August 1, 2010 - August 31, 2010	32,140	$7.49	—	$5.0
September 1, 2010 - September 30, 2010	—	—	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2010, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(2)	All shares were repurchased from certain of our employees in satisfaction of withholding tax obligations arising from the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation

(Registrant)

/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
Chairman, President, and Chief Executive Officer

/s/ Michael M. Vehlies

Michael M. Vehlies
Corporate Controller,
(principal financial officer)

Date: November 9, 2010

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