Form 10-Q
period 2010-12-31
ZYGO CORP
filed 2011-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

17,646,841 shares of Common Stock, $.10 Par Value, at February 1, 2011

(1) The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net revenues to our major customer; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to recent and announced business acquisitions, including the acquisition of the assets of ASML US, Inc’s Richmond, California facility and integration of the businesses and employees; and the risk related to the Company’s recent and announced changes to senior management.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Net revenues	$36,086	$26,081	$67,205	$47,406
Cost of goods sold	19,192	15,128	36,108	29,279

Gross margin	16,894	10,953	31,097	18,127

Selling, general, and administrative expenses	8,257	8,365	15,468	15,141
Research, development, and engineering expenses	3,768	3,896	7,133	7,543

Operating profit (loss)	4,869	(1,308)	8,496	(4,557)

Other income
Gain on acquisition	1,289	—	1,289	—
Miscellaneous income, net	43	47	224	158

Total other income	1,332	47	1,513	158

Earnings (loss) from continuing operations before income taxes, including noncontrolling interest	6,201	(1,261)	10,009	(4,399)
Income tax benefit (expense)	(111)	308	(754)	(374)

Net earnings (loss) from continuing operations	6,090	(953)	9,255	(4,773)
Net earnings (loss) from discontinued operations, net of tax	—	(639)	91	(2,474)

Net earnings (loss) including noncontrolling interest	6,090	(1,592)	9,346	(7,247)
Less: Net earnings attributable to noncontrolling interest	316	313	844	445

Net earnings (loss) attributable to Zygo Corporation	$5,774	$(1,905)	$8,502	$(7,692)

Basic - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$0.33	$(0.07)	$0.47	$(0.31)
Discontinued operations	—	(0.04)	$0.01	(0.14)

Net earnings (loss) per share	$0.33	$(0.11)	$0.48	$(0.45)

Diluted - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$0.32	$(0.07)	$0.47	$(0.31)
Discontinued operations	—	(0.04)	0.01	(0.14)

Net earnings (loss) per share	$0.32	$(0.11)	$0.48	$(0.45)

Weighted average shares outstanding
Basic shares	17,596	16,993	17,554	16,968

Diluted shares	17,993	16,993	17,862	16,968

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$5,774	$(1,266)	$8,411	$(5,218)
Discontinued operations, net of tax	—	(639)	91	(2,474)

Net earnings (loss) attributable to Zygo Corporation	$5,774	$(1,905)	$8,502	$(7,692)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	December 31, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$45,105	$46,536
Marketable securities	1,000	1,000
Receivables, net of allowance for doubtful accounts of $1,439 and $1,975, respectively	28,806	19,948
Inventories	27,221	25,220
Prepaid expenses and other	1,815	1,643
Income tax receivable	—	1,050
Current assets of discontinued operations	17	17

Total current assets	103,964	95,414

Marketable securities	1,045	922
Property, plant, and equipment, net	32,483	23,029
Intangible assets, net	5,781	5,387
Other assets	—	413

Total assets	$143,273	$125,165

Liabilities and Equity
Current liabilities:
Accounts payable	$7,851	$8,426
Accrued progress payments and deferred revenue	4,572	5,700
Accrued salaries and wages	4,858	3,173
Other accrued liabilities	6,305	5,191
Income tax payable	1,008	152
Current liabilities of discontinued operations	167	287

Total current liabilities	24,761	22,929

Other long-term liabilities	5,544	1,359
Long-term liabilities of discontinued operations	198	281
Commitments and contingencies	—	—

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
19,864,134 shares issued (19,663,414 at June 30, 2010);
17,644,991 shares outstanding (17,480,219 at June 30, 2010)	1,986	1,966
Additional paid-in capital	165,654	163,052
Accumulated deficit	(31,342)	(39,844)
Accumulated other comprehensive income (loss):
Currency translation effects	384	(728)
Treasury stock, at cost, 2,219,143 shares (2,183,195 at June 30, 2010)	(26,326)	(26,043)

Total stockholders’ equity - Zygo Corporation	110,356	98,403
Noncontrolling interest	2,414	2,193

Total equity	112,770	100,596

Total liabilities and equity	$143,273	$125,165

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Six Months Ended December 31,

	2010	2009

Cash provided by (used for) operating activities:
Net earnings (loss) including noncontrolling interest	$9,346	$(7,247)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities from continuing operations:
(Earnings) loss from discontinued operations	(91)	2,474
Depreciation and amortization	3,102	3,121
Gain on acquisition, net of tax	(1,289)	—
Deferred income taxes	(725)	(61)
Provision for doubtful accounts	(257)	227
Compensation cost related to share-based payment arrangements	1,882	1,117
Excess tax benefits from share-based payment arrangements	(21)	—
Other	(437)	(124)
Changes in operating accounts:
Receivables	(7,993)	(127)
Inventories	665	6,364
Prepaid expenses and other current assets	1,348	(504)
Accounts payable, accrued expenses, and taxes payable	587	(1,142)

Net cash provided by operating activities from continuing operations	6,117	4,098

Net cash used for operating activities from discontinued operations	(197)	(1,309)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(556)	(625)
Purchase of marketable securities	(999)	(999)
Additions to intangibles	(264)	(312)
Acquisitions	(7,142)	—
Proceeds from the sale and maturity of marketable securities	1,043	4,000
Proceeds from the sale of other assets	35	291

Net cash (used for) provided by investing activities	(7,883)	2,355

Cash used for financing activities:
Dividend payment to noncontrolling interest	(721)	—
Excess tax benefits from share-based payment arrangements	21	—
Restricted stock vesting and related tax benefits	(282)	(238)
Exercise of employee stock options	739	13

Net cash used for financing activities	(243)	(225)

Effect of exchange rate changes on cash and cash equivalents	775	103

Net increase (decrease) in cash and cash equivalents	(1,431)	5,022
Cash and cash equivalents, beginning of year	46,536	32,723

Cash and cash equivalents, end of period	$45,105	$37,745

Supplemental Cash Flow Information

Net cash received for income tax refunds of $261 for the six months ended December 31, 2010. Net cash paid for income taxes of $418 for the six months ended December 31, 2009.

Dividend declared to noncontrolling interest but not paid was $101 for the six months ended December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except for share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at December 31, 2010, the condensed consolidated statements of operations for the three and six months ended December 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended December 31, 2010 and 2009 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010, including items incorporated by reference therein.

Discontinued Operations
The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; discount rate; excess working capital levels; property values; and the anticipated costs involved in the selling process. As more fully described in Note 2, “Discontinued Operations”, we have discontinued the Singapore IC packaging operations of our Vision Systems product line, which is included in our Metrology Solutions segment.

Recent Accounting Guidance Not Yet Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our financial statements. Beginning in fiscal 2012, the balance of these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We believe the adoption of the balance of these amended standards will not have a material impact on our financial statements.

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

Reclassifications
Certain amounts have been reclassified to conform to current-year presentations related to other income.

Note 2: Discontinued Operations

We discontinued the Singapore IC packaging operations of our Vision Systems product line in fiscal 2010. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s condensed consolidated financial statements as discontinued operations. In addition, adjustments were made to the carrying value of assets held for sale if the carrying value exceeded their estimated fair value less cost to sell.

The following table summarizes the operating results of our discontinued operations for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2010	2009	2010	2009

Net revenues	$—	$344	$—	$665
Non-cash charge	—	—	—	(678)
(Operating expenses) and other income	—	(983)	91	(2,461)

Earnings (loss) from discontinued operations, net of tax	$—	$(639)	$91	$(2,474)

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010

Other assets	$17	$17

Current assets of discontinued operations	$17	$17

Accrued expenses and other current liabilities	$167	$287

Current liabilities of discontinued operations	$167	$287

Other long-term liabilities	$198	$281

Long-term liabilites of discontinued operations	$198	$281

Note 3: Acquisitions

Richmond, California
On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. With this acquisition, we will expand our optical manufacturing capabilities. The assets were acquired for $12,475 of which $7,142 was in cash and the balance was for a future consideration, net present valued at $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the next three years beginning January 1, 2011. On the acquisition date, the consideration was recorded as a liability as shown on our consolidated balance sheet at December 31, 2010, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered in with ASML that provided for a volume discount. In addition, we hired key management and employees working at the Richmond facility to be integrated into Zygo’s Optical Systems Division - Extreme Precision Optics Group.

This transaction met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the purchase method of accounting. The results of the Richmond operations were included in our condensed consolidated statements of operations from the acquisition date. Zygo performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities at November 12, 2010, which is complete with the exception of a final review of the market analysis of certain equipment acquired in the transaction. Due to the specialized nature of certain equipment purchased, that many of the equipment components are custom built specialty parts and the timing of the transaction the Company is still in the process of completing its review of this information. Zygo expects to finalize the purchase price allocation prior to the end of fiscal 2011. The following table summarizes the consideration paid for the business and the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Fair Value On November 12, 2010

Consideration:
Cash	$7,142
Future consideration	5,333

Purchase Price	$12,475

Assets Acquired:
Inventories	$2,399
Property and equipment	11,467
Technology and customer relationships	623

Total assets	14,489

Less gain on acquisition	2,014

Purchase Price	$12,475

In recording the fair values of the assets acquired and the volume discount liability, we also recorded a gain on acquisition of $2,014 in accordance with ASC 805 using the purchase method of accounting which was recorded in the unaudited consolidated condensed statement of operations. In addition, a deferred tax liability of $725 was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1,289. We maintain a full valuation allowance on our net deferred tax assets. Therefore, we recorded a tax benefit to reduce the valuation allowance to the net deferred tax asset balance. Prior to recording the gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, we also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

The purchased inventory was comprised of raw materials and work in process. The fair value for work in process was $1,833 and was determined by considering the sales price of finished units to represent fair value. The fair value for the building and land was $6,080 and was determined by a valuation specialist using the sales comparison approach to value the land and a combination of the sales and cost approach for the building and improvements. The fair value of the equipment was $5,387 and was determined by the market approach. Management is still evaluating certain pieces of equipment and the value assigned to those pieces may change from the preliminary valuation included in the financial statements. Any change in the valuation of the assets would increase or decrease the amount of the gain recorded in the statements of operations. Fair value of customer relationships was determined to be $23 by using the multi-period excess earnings method. The fair value of technology was $600 and was determined using the relief from royalty method.

During the three and six months ended December 31, 2010, Richmond operations contributed revenue and net earnings of $2,496 and $539, respectively. Acquisition related expenses of $126 and $406 were recognized in administration expense for the three and six months ended December 31, 2010, respectively.

Proforma financial information of revenues and net earnings are impractical to provide. Prior to the acquisition, the Richmond operation was accounted for as a cost center within ASML. Therefore, sales were not recorded at the Richmond level within ASML and separate financial statements for the Richmond operation were not prepared. While ASML provided financial information sufficient for Zygo to conclude that the acquisition was not significant under Regulation S-X rule 3-05, ASML did not provide and Zygo does not have access to financial information for the appropriate periods to present pro forma financial information.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of five years for both customer relationships and technology, in both instances with no estimated residual values. We review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total

Balance at November 12, 2010	$23	$600	$623

Amortization expense	(8)	(16)	(24)

Balance at December 31, 2010	$15	$584	$599

Zemetrics
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

Dr. Chris L. Koliopoulos, Zygo’s President and CEO, was a major shareholder of Zemetrics as well as the major holder of Zemetrics’ outstanding shareholder notes. Dr. Koliopoulos received a total of 195,790 shares of Company common stock, consisting of 106,233 shares of Company common stock as consideration for the purchase of his shares of Zemetrics stock and 89,557 shares of Company common stock in payment of $680 principal amount of Zemetrics’ outstanding shareholder notes (plus accrued interest thereon) held by Dr. Koliopoulos.

Acquisition costs for the twelve months ended June 30, 2010 were $457, and are included in selling, general & administrative expenses. An escrow account with 38,743 shares (including 16,421 shares issued to Dr. Koliopoulos) of Company common stock was established to secure potential indemnification claims until the date that is fifteen days after completion of the audit of the Company’s financial statements for the first fiscal year ending after the closing. The escrow requirements have been met and the shares have since been distributed.

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

From the date of acquisition, the Zemetrics reporting unit had revenues of $103 and an operating loss of $2,658 (including the aforementioned $2,003 goodwill impairment charge), which are included in the consolidated financial statements for the period ended June 30, 2010. The following unaudited proforma condensed financial information shows the results of operations for the year ended June 30, 2010 as though the acquisition of Zemetrics had occurred at the beginning of such fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

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

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2011 and fiscal 2010 restructuring actions:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(241)	(96)	(337)

Balance at December 31, 2010	$49	$131	$180

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	602	—	602
Payments	(310)	(111)	(421)

Balance at December 31, 2009	$554	$341	$895

Note 5: Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with US GAAP. For the three and six months ended December 31, 2010, 1,316,888 and 1,711,206 (for the three and six months ended December 31, 2009, 1,810,846 and 1,978,312 ) of the Company’s outstanding stock options and restricted stock awards (“Stock Grants”) were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Basic weighted average shares outstanding	17,596,321	16,993,467	17,554,229	16,967,988
Dilutive effect of stock options and restricted shares	396,348	—	307,966	—

Diluted weighted average shares outstanding	17,992,669	16,993,467	17,862,195	16,967,988

Note 6: Comprehensive Income (Loss)

Our Stockholders’ Equity and Noncontrolling Interest for the six months ended December 31, 2010 and 2009 is as follows:

	Six Months Ended December 31,

	2010			2009

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity

Equity, beginning of period	$98,403	$2,193	$100,596	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net earnings (loss)	8,502	844	9,346	(7,692)	445	(7,247)
Foreign currency translation effect	1,112	199	1,311	612	(239)	373

Total other comprehensive income (loss)	9,614	1,043	10,657	(7,080)	206	(6,874)

Non-cash compensation charges related to stock awards	1,882	—	1,882	1,171	—	1,171
Restricted stock vesting and related tax effect	(282)	—	(282)	(238)	—	(238)
Exercise of employee stock options and related tax effect	739	—	739	13	—	13
Dividends attributable to noncontrolling interests	—	(822)	(822)	—	—	—

Equity, end of period	$110,356	$2,414	$112,770	$92,449	$1,650	$94,099

Note 7: Marketable Securities

Marketable securities consisted primarily of corporate and government agency securities for fiscal 2011 and 2010. The Company classifies these securities as held-to-maturity and trading. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At December 31, 2010 and June 30, 2010, the held-to maturity securities consisted of a government treasury bill. We have both the intent and the ability to hold the government treasury bill to maturity. The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at December 31, 2010 and June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2010 Government treasury bill	$1,000	$—	$—	$1,000

At June 30, 2010 Government treasury bill	$1,000	$—	$—	$1,000

The government treasury bill is being held in an account designated as loan collateral to cover our outstanding letters of credit.

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The cost, gross unrealized gains and losses, redemptions, and fair value of trading securities at December 31, 2010 and 2009 were as follows:

	Beginning Balance	Gross Unrealized Gains	Gross Unrealized Losses	Redemp- tion	Ending Balance

At December 31, 2010 Mutual fund	$922	$166	$—	$(43)	$1,045

At December 31, 2009 Mutual Fund	$499	$128	$—	$—	$627

Maturities of investment securities classified as held-to-maturity at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010		June 30, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,000	$1,000	$1,000	$1,000

There were no securities in a continuous unrealized loss position at December 31, 2010 and June 30, 2010.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and June 30, 2010:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at December 31, 2010

	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$11,930	$11,930	$—	$—
Trading securities	1,045	1,045	—	—
Foreign currency hedge	(97)	—	(97)	—

Total	$12,878	$12,975	$(97)	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2010

	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$22,141	$22,141	$—	$—
Trading securities	922	922	—	—
Foreign currency hedge	(70)	—	(70)	—

Total	$22,993	$23,063	$(70)	$—

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

Note 9: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2010 and 2009 of $935 and $496, respectively, with a related tax benefit of $336 and $179, respectively. We recorded share-based compensation expense for the six months ended December 31, 2010 and 2009 of $1,882 and $1,170, respectively, with a related tax benefit of $677 and $421, respectively. For the three months ended December 31, 2009, $46 was recorded as part of discontinued operations. For the six months ended December 31, 2009, $54 was recorded as part of discontinued operations.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2011 and 2010 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended December 31, 2010 and 2009 were $2.99 and $3.67, respectively. During the six months ended December 31, 2010 and 2009, we issued stock options for an aggregate of 50,000 and 140,000 shares of common stock, respectively. During the three months ended December 31, 2010 and 2009, there were no stock grants issued.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Six Months Ended December 31,

	2010	2009

Term	4.1 Years	5.1 Years
Volatility	45.7%	59.8%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.1%	2.5%
Forfeiture rate	0.0%	10.8%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock and restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2010 and 2009, an aggregate of 258,000 and 1,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $10.67 and $7.18, respectively. During the six months ended December 31, 2010 and 2009, an aggregate of 289,000 and 269,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $10.38 and $5.39, respectively. Generally, the restrictions on the restricted stock and restricted stock units granted to employees lapse at a rate of 50% after three years and the remaining 50% after the fourth year.

Note 10: Receivables

At December 31, 2010 and June 30, 2010, receivables were as follows:

	December 31, 2010	June 30, 2010

Trade	$29,857	$21,314
Other	388	609

	30,245	21,923
Allowance for doubtful accounts	(1,439)	(1,975)

	$28,806	$19,948

Note 11: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2010 and June 30, 2010, inventories were as follows:

	December 31, 2010	June 30, 2010

Raw materials and manufactured parts	$13,486	$12,682
Work in process	10,250	9,322
Finished goods	3,485	3,216

	$27,221	$25,220

Note 12: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. At December 31, 2010 and June 30, 2010, property, plant, and equipment were as follows:

	December 31, 2010	June 30, 2010	Estimated Useful Life (Years)

Land	$1,696	$615	—
Building and improvements	22,494	17,390	15-40
Machinery, equipment, and office furniture	61,594	56,136	3-8
Leasehold improvements	1,028	1,002	1-5
Construction in progress	82	332	—

	86,894	75,475
Accumulated depreciation	(54,411)	(52,446)

	$32,483	$23,029

Depreciation expense was $1,352 and $1,328 for the three months ended December 31, 2010 and 2009, respectively.
Depreciation expense was $2,609 and $2,757 for the six months ended December 31, 2010 and 2009, respectively.

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

As part of a strategic business partnership with Nanometrics entered into in June 2009, all related semiconductor systems that were purchased by Nanometrics are being warranted by us through June 2011. Nanometrics will provide warranty service and invoice us for incurred expenses. As of December 31, 2010 and 2009, $9 and $182, respectively, of our warranty liability relates to these semiconductor systems.

The following is a reconciliation of the accrued warranty liability, which is included in the other accrued liabilities in the condensed consolidated balance sheets:

	Six Months Ended December 31,

	2010	2009

Beginning balance	$1,360	$1,614
Reductions for payments made	(565)	(453)
Changes in accruals related to pre-existing warranties	216	(195)
Changes in accruals related to warranties made in the current period	250	418

Ending balance	$1,261	$1,384

Note 14: Intangible Assets

Intangible assets include patents, trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents, trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of December 31, 2010, current liabilities include $119 and long-term liabilities include $67 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

Intangible assets, at cost, at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010

Patents and trademarks	$6,146	$5,882
Covenant not-to-compete	851	851
Customer relationships and technology	2,163	1,540

	9,160	8,273
Accumulated amortization	(3,379)	(2,886)

Total	$5,781	$5,387

Intangible amortization expense was $493 and $350 for the six months ended December 31, 2010 and 2009, respectively. This amortization expense related to certain intangible assets is included in cost of goods sold in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of December 31, 2010, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Six months ending June 30, 2011	$494
Fiscal year ending June 30, 2012	942
Fiscal year ending June 30, 2013	927
Fiscal year ending June 30, 2014	933
Fiscal year ending June 30, 2015	1,107
Thereafter	1,378

Total	$5,781

Note 15: Segment Information

Zygo’s Metrology Solutions division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries, which are included in the industrial market. For the three and six months ended December 31, 2010 and 2009, segment revenues and gross margin are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Metrology Solutions
Net revenues	$23,568	$17,157	$44,417	$33,134
Gross margin	$13,681	$8,865	$24,791	$16,342
Gross margin as a % of net revenues	58%	52%	56%	49%

Optical Systems
Net revenues	$12,518	$8,924	$22,788	$14,272
Gross margin	$3,213	$2,088	$6,306	$1,785
Gross margin as a % of net revenues	26%	23%	28%	13%

Total
Net revenues	$36,086	$26,081	$67,205	$47,406
Gross margin	$16,894	$10,953	$31,097	$18,127
Gross margin as a % of net revenues	47%	42%	46%	38%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

Revenues by geographic area were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Americas	$19,571	$12,932	$36,480	$26,216
Europe	4,766	3,780	8,376	6,097
Japan	7,911	3,421	13,793	7,249
Pacific Rim	3,838	5,948	8,556	7,844

Total	$36,086	$26,081	$67,205	$47,406

Note 16: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3,482 and $2,031 (10% and 8% of net revenues, respectively) for the three months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010 and 2009, sales to Canon amounted to $6,953 and $3,020 (10% and 6% of net revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2010 and June 30, 2010, there were, in the aggregate, $900 and $667, respectively, of trade accounts receivable from Canon.

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

As of December 31, 2010, we had seven currency contracts outstanding involving our Japanese operations with notional amounts aggregating $3,200. These foreign currency hedges are not considered designated hedging instruments. For the three months ended December 31, 2010 and 2009, we recognized net unrealized losses of $29 and unrealized gains of $160, respectively, from foreign currency forward contracts. For the six months ended December 31, 2010 and 2009, we recognized net unrealized losses of $26 and unrealized gains of $13, respectively, from foreign currency forward contracts. These unrealized gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiary and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2010:

Derivatives not designated as hedging instruments	Balance Sheet Location

Number of foreign exchange contracts: 7	Other accrued liabilities $97

The following table summarizes the fair value of derivative instruments as of December 31, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location

Number of foreign exchange contracts: 6	Prepaid expenses $11
Other accrued liabilities $12

Note 18: Income Taxes

	Three Months ended December 31,				Six Months ended December 31,

	2010		2009		2010		2009

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax benefit (expense)	$(111)	2%	$308	24%	$(754)	8%	$(374)	9%

Income tax expense for the three and six months ended December 31, 2010 included income taxes in state and foreign jurisdictions. For the first three months ended December 31, 2010, we also recognized $725 of tax benefit from the adjustment of valuation allowances on our deferred assets associated with the Richmond asset purchase from ASML. The accounting guidance required that any deferred liability realized tangent to the transaction reduce the gain and be reported net of the gain; yet, the matching reduction in gross deferred assets from the adjustment to the valuation allowance is recorded in the income tax provision as a current benefit. While reported in two separate places in the financial statements, the reduction of the gain realized and associated tax benefit are equal and offsetting on a net basis. We continue to maintain a full valuation allowance on our net deferred tax assets as of December 31, 2010. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three and six months ended December 31, 2010, we did not recognize an additional liability or realize any benefit for changes in our tax positions. We had no uncertain tax benefits or liabilities as of December 31, 2010 and June 30, 2010. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with fiscal 2007. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with fiscal 2005.

Note 19: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business. At December 31, 2010, we have a reserve of $1,400 for potential royalty claims. In the opinion of management, any settlement of royalty claims in excess of or below the amount recorded is not expected to have a material effect on our financial condition, results of operations, or liquidity.

We are aware of certain levels of contamination on one of our properties which is below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Presently, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record an environmental reserve when it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether a claim has been asserted or unasserted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut, 55,300 square foot facility in Richmond, California, and our 39,780 square foot facility in Tucson, Arizona.

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. The assets were acquired for $7,142 in cash and future consideration, net present valued at $5.3 million, based on the level of shipments to ASML over the next three years beginning January 1, 2011. In addition, we hired key management and employees working at the Richmond facility to be integrated into Zygo’s Optical Systems Division - Extreme Precision Optics Group. With this acquisition, we will considerably expand our optical manufacturing capabilities. Coupled with our existing leadership position in metrology, large flat optics production, and electro-optical design and manufacturing, the Richmond operation is expected to provide highly synergistic capabilities that can immediately address new applications in semiconductor, defense, and the life-sciences markets.

The fair value of the assets acquired was greater than the purchase price, resulting in a gain on acquisition of $2.0 million which was recorded in other income. In addition, a deferred tax liability of $0.7 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1.3 million. The fair value of the assets was determined based on management’s review of the value of the assets at the time of their acquisition. The equipment acquired is specialized in nature and, in some cases, was designed and fabricated internally at ASML, making the valuation of the equipment difficult. Management is still evaluating certain pieces of equipment and the value assigned to those pieces may change from the preliminary valuation included in the financial statements. Any change in the valuation of the assets would increase or decrease the amount of the gain recorded in the statements of operations.

Bookings for the three months ended December 31, 2010 (our second quarter of fiscal 2011) were $46.4 million, as compared with $34.0 million for the first quarter of fiscal 2011. Bookings for our Metrology Solutions segment accounted for 61% of the bookings in the second quarter of fiscal 2011, with the Optical Systems segment accounting for 39% of bookings, reflecting the inclusion of $11.3 million of bookings for the newly-acquired Richmond operation. Our Metrology Solutions segment bookings increased 23%, or $5.3 million, over the first fiscal quarter of 2011 and 72%, or $11.9 million, over the prior year quarter. Our Optical Systems segment bookings, excluding the Richmond operation, decreased 46%, or $5.5 million from the prior year quarter and 39%, or $4.2 million, from the first quarter. The reduction in bookings from the first quarter of fiscal 2011 was primarily due to the receipt in Quarter 1 of fiscal 2011 of a $3.0 million helmet display order and, to a lesser extent, a slowdown in orders from our life sciences customers. The acquisition of the Richmond assets and the subsequent bookings from this operation will help to offset any long-term effects of reduced bookings in certain of our existing life sciences customers.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, share-based payments and accruals for health insurance. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions, and application of judgment involved in each.

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

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Net Revenues %	Amount	Net Revenues %

Quarter ended December 31
Metrology Solutions	$23.6	65%	$17.2	66%
Optical Systems	12.5	35%	8.9	34%

Total	$36.1	100%	$26.1	100%

Six months ended December 31
Metrology Solutions	$44.4	66%	$33.1	70%
Optical Systems	22.8	34%	14.3	30%

Total	$67.2	100%	$47.4	100%

Overall, net revenues for the three months ended December 31, 2010 increased 38% as compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 37% and in Optical Systems segment revenues of 40%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in lithography stage metrology of $4.0 million, instruments of $2.6 million, and OEM heads of $1.0 million, partially offset by revenue decreases of $1.2 million in the display and semiconductor product lines which we sold in fiscal 2010. Shipments to both of our major lithography stage customers accounted for the majority of the increase in lithography stage revenues. The increase in the Optical Systems segment revenues was primarily due to the addition of Extreme Precision Optics (Richmond, California) of $2.5 million, which was purchased in November 2010, and contract manufacturing of $0.8 million. The increase in contract manufacturing revenues is primarily related to volume increases in the helmet mounted display and multiple objective lenses that constitute gene sequencers, partially offset by decreases in the dental and eye surgery product lines.

Net revenues for the six months ended December 31, 2010 increased 42% as compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 34% and in Optical Systems segment revenues of 59%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in lithography stage metrology of $7.1 million, instruments of $5.6 million, and OEM heads of $2.2 million, partially offset by revenue decreases of $3.8 million in the display and semiconductor product lines which we sold in fiscal 2010. Shipments to both of our major lithography stage customers accounted for the majority of the increase in lithography stage revenues. The increase in the Optical Systems segment revenues was primarily due to increases in contract manufacturing of $4.2 million and the addition of Extreme Precision Optics (Richmond, California) of $2.5 million. The increase in contract manufacturing revenues is primarily related to volume increases in the helmet mounted display and multiple objective lenses that constitute gene sequencers, partially offset by decreases in the dental and eye surgery product lines during the second quarter.

Revenues in U.S. dollars for the three months ended December 31, 2010 and 2009 were approximately 71% and 73% of total net revenues, respectively, with the remaining 29% and 27%, respectively, being in Euro, Yen, or Yuan. Revenues in U.S. dollars for the six months ended December 31, 2010 and 2009 were approximately 72% and 70% of total net revenues, respectively, with the remaining 28% and 30%, respectively, being in Euro, Yen, or Yuan. For our revenues which are based in foreign currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Gross Margin %	Amount	Gross Margin %

Quarter ended December 31
Metrology Solutions	$13.7	58%	$8.9	52%
Optical Systems	3.2	26%	2.1	23%

Total	$16.9	47%	$11.0	42%

Six months ended December 31
Metrology Solutions	$24.8	56%	$16.3	49%
Optical Systems	6.3	28%	1.8	13%

Total	$31.1	46%	$18.1	38%

Gross margin as a percentage of net revenues for the three months ended December 31, 2010 was 47%, which represents an increase of five percentage points from the comparable prior year period. Revenues from the newly acquired Extreme Precision Optics reduced overall gross margins by 1.7%, in part due to the valuation of work-in-process inventory acquired in the acquisition and shipped in the quarter. Within the Metrology Solutions segment, the increase in gross margin as a percentage of net revenues for the three months ended December 31, 2010 as compared with the prior year period was primarily due to a change in product mix towards higher margin products. Within the Optical Systems segment, the increase in gross margin as a percentage of net revenues for the three months ended December 31, 2010 as compared with the prior year period was primarily due to overall increased volume which led to improved absorption of factory costs, a favorable change in product mix towards higher margin products and the resolution of production issues related to certain optics that resulted in increased manufacturing costs in the prior year.

Gross margin as a percentage of net revenues for the six months ended December 31, 2010 was 46%, which represents an increase of eight percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin as a percentage of net revenues for the six months ended December 31, 2010 as compared with the prior year period was primarily due to a change in product mix towards higher margin products and, to a lesser extent, improved absorption of factory costs. Within the Optical Systems segment, the increase in gross margin as a percentage of net revenues for the six months ended December 31, 2010 as compared with the prior year period was primarily due to overall increased volume which led to improved absorption of factory costs, a favorable change in product mix towards higher margin products and the resolution of production issues related to certain optics that resulted in increased manufacturing costs in the prior year.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended December 31	$8.3	23%	$8.4	32%
Six months ended December 31	$15.5	23%	$15.1	32%

SG&A expenses decreased in the three months ended December 31, 2010 by $0.1 million from the comparable prior year period, primarily due to a decrease in sales-related expenses related to the divested display product line. The decrease was partially offset by an increase in employee compensation expenses, which included restoration of the temporary pay-cuts and performance based programs and Richmond acquisition costs.

SG&A expenses increased in the six months ended December 31, 2010 by $0.4 million from the comparable prior year period, primarily due to employee compensation expenses, which included restoration of the temporary pay-cuts and performance-based programs and Richmond acquisition costs. The increase was partially offset by a decrease in sales-related expenses of the divested display product line. The decrease in the SG&A as a percentage of revenue in all periods is due to management’s efforts to control expenses over a significant increase in revenue base.

Research, Development, and Engineering Expenses (“RD&E”)
	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended December 31	$3.8	10%	$3.9	15%
Six months ended December 31	$7.1	11%	$7.5	16%

RD&E for the three and six months ended December 31, 2010 decreased by $0.1 million and $0.4 million, respectively, as compared with the prior year period. The decrease in RD&E occurred primarily in the Metrology Solutions segment related to Display R&D cost savings. This decrease was partially offset by RD&E expense for the three and six months ended December 31, 2010 related to Zemetrics products which we acquired in the third quarter of fiscal 2010. Therefore, there are no corresponding expenses in the comparable prior year periods.

Other Income
	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended December 31	$1.3	4%	$—	0%
Six months ended December 31	$1.5	2%	$0.2	1%

Other income for the three and six months ended December 31, 2010 increased by $1.3 million as compared with the prior year periods, primarily due to the purchase gain on the acquisition of the Richmond, California assets of ASML.

Income Tax Benefit (Expense)
	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended December 31	$(0.1)	2%	$0.3	24%
Six months ended December 31	$(0.8)	8%	$(0.4)	9%

Income tax benefit (expense) for the three and six months ended December 31, 2010 and 2009 included income taxes in state and foreign jurisdictions. Other than the adjustment associated with the valuation allowances on assets purchased in the ASML Richmond transaction as described above, there was no additional United States federal income tax expenses for the three and six months ended December 31, 2010 or income tax benefit in fiscal 2010 due to valuation allowances on deferred tax assets, including net operating loss carry-forwards in the United States. We continue to maintain a valuation allowance on all of our net deferred tax assets at December 31, 2010. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Earnings (Loss) from Discontinued Operations, net of tax
	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended December 31	$—	0%	$(0.6)	2%
Six Months ended December 31	$0.1	0%	$(2.5)	5%

The loss from discontinued operations for the three and six months ended December 31, 2009 of $0.6 and $2.5 million, respectively, was due to severance and other closure costs, primarily related to the closure of our Singapore IC packaging operations of our Vision Systems product line.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.5 million and $2.0 million (10% and 8% of net revenues, respectively) for the three months ended December 31, 2010 and 2009, respectively. Revenues from Canon Inc. amounted to $7.0 million and $3.0 million (10% and 6% of net revenues, respectively) for the six months ended December 31, 2010 and 2009, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2010 and June 30, 2010, there were, in the aggregate, $0.9 million and $0.7 million, respectively, of trade accounts receivable from Canon.

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

At December 31, 2010, cash and marketable securities were $46.1 million, a decrease of $1.4 million from $47.5 million at June 30, 2010. Our marketable securities consist of $1.0 million in a United States Treasury Bill as security for bank guarantees and standby letters of credit. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments. As of December 31, 2010, $0.4 million of standby letters of credit were outstanding. These letters of credit are expected to expire at varying dates through January 2012. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, was $11.9 million as of December 31, 2010. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flows from operating activities from continuing operations for the six months ended December 31, 2010 of $6.1 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by an increase in receivables.

Cash flows provided by investing activities for the six months ended December 31, 2010 decreased by $10.2 million as compared with the prior year period. This decrease was primarily related to the purchase of ASML’s Richmond, California assets for $7.1 million and a decrease in proceeds from marketable securities.

Cash flows used for financing activities in the six months ended December 31, 2010 remained flat as compared with the prior year period. For the six months ended December 31, 2010, there was a dividend payment of $0.7 million to a noncontrolling interest partially offset by an increase in proceeds from stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes that have occurred in our quantitative and qualitative market risk disclosures during the three months ended December 31, 2010. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission (the “2010 Annual Report”).

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

We identified a material weakness on May 10, 2010 related to inadequate controls regarding our accounting for unusual or complex transactions and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2010. We began the process of implementing additional controls in our financial reporting process in the fourth quarter of fiscal 2010 and first quarter of fiscal 2011, including adding control processes to aid in identifying transactions that might have unusual or complex accounting issues, a process to enhance our analysis of accounting for unusual or complex transactions as they arise in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to review our accounting for unusual or complex transactions. However, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively at December 31, 2010.

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

We cannot assure you that any acquisition, including the acquisition of the assets of ASML’s Richmond, California, facility will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have in the past disposed or divested ourselves of several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2010 - October 31, 2010	1,116	$10.17	—	$5.0
November 1, 2010 - November 31, 2010	1,573	$11.07	—	$5.0
December 1, 2010 - December 31, 2010	1,024	$12.25	—	$5.0

(1)	All shares were repurchased from certain of our employees in satisfaction of withholding tax obligations arising from the vesting of their restricted stock.

(2)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended December 31, 2010, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Item 6. Exhibits

(a)	Exhibits:

	10.1	Asset Purchase Agreement, dated as of October 27, 2010, by and among Zygo Corporation, Zygo Richmond Corporation, and ASML, US, Inc. +

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Confidential treatment has been requested for portions of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation

(Registrant)

/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
Chairman, President, and Chief Executive Officer

/s/ Michael M. Vehlies

Michael M. Vehlies
Corporate Controller,
(principal financial officer)

Date: February 9, 2011

EXHIBIT INDEX

10.1	Asset Purchase Agreement, dated as of October 27, 2010, by and among Zygo Corporation, Zygo Richmond Corporation, and ASML, US, Inc. +

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Confidential treatment has been requested for portions of this exhibit.