Form 10-Q/A
period 2010-12-31
ZYGO CORP
filed 2011-05-10
CIK 730716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________________ to __________________________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) of Zygo Corporation amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, initially filed with the Commission on February 9, 2011 (the “Initial Filing”). Specifically, this Form 10-Q/A amends Item 4, Controls and Procedures, as the disclosure in Item 4, Controls and Procedures included within the Initial Filing did not provide a conclusion regarding Management’s evaluation of the effectiveness of Zygo’s disclosure controls and procedures. The Initial Filing, as amended by this Form 10-Q/A, is referred to herein as this “Form 10-Q”.

In addition, this Form 10-Q/A been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other changes are made to the Initial Filing, and this Form 10-Q/A does not amend, update or change any other Item or the disclosures in the Initial Filing in any way. This Form 10-Q/A does not reflect events occurring after the filing of the Initial Filing or modify or update those disclosures affected by subsequent events, except that the above noted certifications are being made by our Chief Executive Officer and current Chief Financial Officer, who commenced employment with the company on February 17, 2011.

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

We identified a material weakness on May 10, 2010 related to inadequate controls regarding our accounting for unusual or complex transactions and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2010. We began the process of implementing additional controls in our financial reporting process in the fourth quarter of fiscal 2010 and continuing into the first six months of fiscal 2011, including adding control processes to aid in identifying transactions that might have unusual or complex accounting issues, a process to enhance our analysis of accounting for unusual or complex transactions as they arise in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to review our accounting for unusual or complex transactions. However, as of the filing of our Initial Filing for the period ended December 31, 2010, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process had not had a sufficient period of time to operate for our management to conclude that they were operating effectively at December 31, 2010.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended December 31, 2010), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, that a material weakness still existed and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting that occurred in the most recent fiscal quarter (the quarter ended December 31, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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