Form 10-Q
period 2011-03-31
ZYGO CORP
filed 2011-05-10
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

17,765,361 shares of Common Stock, $.10 Par Value, at May 2, 2011

(1) The registrant is not currently required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net revenues to our major customers; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to recent business acquisitions, including the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California facility and integration of the businesses and employees; the risk related to the Company’s recent changes to senior management; and the risks associated with the recovery from the recent earthquake, tsunami and nuclear disaster in Japan and its impact on our customers, suppliers, and operations.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Net revenues	$40,235	$25,439	$107,440	$72,845
Cost of goods sold	21,371	13,962	57,479	43,241

Gross profit	18,864	11,477	49,961	29,604

Selling, general, and administrative expenses	9,418	7,972	24,886	23,113
Research, development, and engineering expenses	3,739	3,546	10,872	11,089
Impairment of goodwill	—	2,003	—	2,003

Operating profit (loss)	5,707	(2,044)	14,203	(6,601)

Other income (expense)
Gain on acquisition	—	—	1,289	—
Miscellaneous income (expense), net	(153)	(96)	71	62

Total other income (expense)	(153)	(96)	1,360	62

Earnings (loss) from continuing operations before income taxes, including noncontrolling interest	5,554	(2,140)	15,563	(6,539)
Income tax expense	(720)	(131)	(1,474)	(505)

Net earnings (loss) from continuing operations	4,834	(2,271)	14,089	(7,044)

Net earnings (loss) from discontinued operations, net of tax	—	(193)	91	(2,667)

Net earnings (loss) including noncontrolling interest	4,834	(2,464)	14,180	(9,711)
Less: Net earnings attributable to noncontrolling interest	361	232	1,205	677

Net earnings (loss) attributable to Zygo Corporation	$4,473	$(2,696)	$12,975	$(10,388)

Basic - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$0.25	$(0.15)	$0.73	$(0.45)
Discontinued operations	—	(0.01)	$0.01	(0.16)

Net earnings (loss) per share	$0.25	$(0.16)	$0.74	$(0.61)

Diluted - Earnings (loss) per share attributable to Zygo Corporation
Continuing operations	$0.24	$(0.15)	$0.71	$(0.45)
Discontinued operations	—	(0.01)	0.01	(0.16)

Net earnings (loss) per share	$0.24	$(0.16)	$0.72	$(0.61)

Weighted average shares outstanding
Basic shares	17,693	17,342	17,600	17,091

Diluted shares	18,304	17,342	18,056	17,091

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$4,473	$(2,503)	$12,884	$(7,721)
Discontinued operations, net of tax	—	(193)	91	(2,667)

Net earnings (loss) attributable to Zygo Corporation	$4,473	$(2,696)	$12,975	$(10,388)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	March 31, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$52,341	$46,536
Marketable securities	1,000	1,000
Receivables, net of allowance for doubtful accounts of $1,331 and $1,975, respectively	30,819	19,948
Inventories	27,707	25,220
Prepaid expenses and other	1,702	1,643
Income tax receivable	—	1,050
Current assets of discontinued operations	—	17

Total current assets	113,569	95,414

Marketable securities	1,027	922
Property, plant, and equipment, net	31,633	23,029
Intangible assets, net	5,664	5,387
Other assets	—	413

Total assets	$151,893	$125,165

Liabilities and Equity
Current liabilities:
Accounts payable	$8,104	$8,426
Accrued progress payments and deferred revenue	4,561	5,700
Accrued salaries and wages	6,727	3,173
Other accrued liabilities	6,352	5,191
Income tax payable	1,116	152
Current liabilities of discontinued operations	281	287

Total current liabilities	27,141	22,929

Other long-term liabilities	4,667	1,359
Long-term liabilities of discontinued operations	—	281

Commitments and contingencies

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 19,963,381shares issued (19,663,414 at June 30, 2010); 17,744,238 shares outstanding (17,480,219 at June 30, 2010)	1,996	1,966
Additional paid-in capital	167,483	163,052
Accumulated deficit	(26,869)	(39,844)
Accumulated other comprehensive income (loss):
Currency translation effects	909	(728)
Treasury stock, at cost, 2,219,143 shares (2,183,195 at June 30, 2010)	(26,329)	(26,043)

Total stockholders’ equity - Zygo Corporation	117,190	98,403
Noncontrolling interest	2,895	2,193

Total equity	120,085	100,596

Total liabilities and equity	$151,893	$125,165

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Nine Months Ended March 31,

	2011	2010

Cash provided by operating activities:
Net earnings (loss) including noncontrolling interest	$14,180	$(9,711)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities from continuing operations:
(Earnings) loss from discontinued operations	(91)	2,667
Depreciation and amortization	4,718	4,618
Gain on acquisition, net of tax	(1,289)	—
Deferred income taxes	(725)	(53)
Impairment of goodwill	—	2,003
Provision for doubtful accounts	(365)	71
Compensation cost related to share-based payment arrangements	2,962	1,759
Excess tax benefits from share-based payment arrangements	(28)	(10)
Other	(360)	(19)
Changes in operating accounts:
Receivables	(9,903)	1,348
Inventories	321	6,046
Prepaid expenses and other current assets	1,471	(134)
Accounts payable, accrued expenses, and taxes payable	1,904	(752)

Net cash provided by operating activities from continuing operations	12,795	7,833

Net cash used for operating activities from discontinued operations	(263)	(1,359)

Cash provided by (used for) investing activities:
Additions to property, plant, and equipment	(1,025)	(1,040)
Purchase of marketable securities	(1,998)	(1,998)
Additions to intangibles	(427)	(427)
Acquisitions	(7,142)	11
Proceeds from the sale and maturity of marketable securities	2,089	5,000
Proceeds from the sale of other assets	62	291

Net cash provided by (used for) investing activities	(8,441)	1,837

Cash provided by financing activities:
Dividend payment to noncontrolling interest	(823)	—
Excess tax benefits from share-based payment arrangements	28	10
Restricted stock vesting and related tax benefits	(285)	(404)
Exercise of employee stock options	1,498	465

Net cash provided by financing activities	418	71

Effect of exchange rate changes on cash and cash equivalents	1,296	(214)

Net increase in cash and cash equivalents	5,805	8,168
Cash and cash equivalents, beginning of year	46,536	32,723

Cash and cash equivalents, end of period	$52,341	$40,891

Supplemental Cash Flow Information

Net cash paid for income taxes was $361 for the nine months ended March 31, 2011. Net cash received for income taxes was $469 for the nine months ended March 31, 2010.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except for share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at March 31, 2011, the condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010, including items incorporated by reference therein.

Discontinued Operations
The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term, and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; discount rate; excess working capital levels; property values; and the anticipated costs involved in the selling process. As more fully described in Note 2, “Discontinued Operations”, we have discontinued the Singapore IC packaging operations of our Vision Systems product line, which was included in our Metrology Solutions segment.

Recent Accounting Guidance Not Yet Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our consolidated financial statements. Beginning in fiscal 2012, the balance of these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We believe the adoption of the balance of these amended standards will not have a material impact on our consolidated financial statements.

Adoption of New Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for us on July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which became effective for us on July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of power over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

The following table summarizes the operating results of our discontinued operations for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Net revenues	$—	$—	$—	$665
Non-cash charge	—	—	—	(678)
Other income and (operating expenses)	—	(193)	91	(2,654)

Earnings (loss) from discontinued operations, net of tax	$—	$(193)	$91	$(2,667)

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Other assets	$—	$17

Current assets of discontinued operations	$—	$17

Accrued expenses and other current liabilities	$281	$287

Current liabilities of discontinued operations	$281	$287

Other long-term liabilities	$—	$281

Long-term liabilites of discontinued operations	$—	$281

Note 3: Acquisitions

Richmond, California
On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of ASML’s Richmond, California facility, including a 55,300 square-foot manufacturing facility. This acquisition expands our optical manufacturing capabilities. The assets were acquired for $12,475, of which $7,142 was in cash and the balance was future consideration, net present valued at $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability at December 31, 2010, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount. In addition, we hired key management and employees working at the Richmond facility. These activities resulted in a newly formed operation known as the Extreme Precision Optics Group (“EPOG”) which is included in our Optical Systems Segment.

This transaction met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the purchase method of accounting. ASC 805 defines the three elements of a business as Input, Process, and Output. As a result of the acquisition of substantially all the Richmond facility assets, Zygo acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and intellectual property needed in the process to manufacture the product. The ASML employees hired by Zygo in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, we determined that the acquisition of substantially all the assets of ASML’s Richmond, California facility should be accounted for as a business acquisition.

The results of EPOG were included in our condensed consolidated statements of operations from the acquisition date. Zygo performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities at November 12, 2010. The fair value exercise is complete with the exception of a final review of the market analysis of certain equipment acquired in the transaction. Due to the timing of the transaction, specialized nature of certain equipment purchased, and the fact that many of the equipment components are custom built specialty parts, the Company is still in the process of completing its review of this information. Zygo expects to finalize the purchase price allocation prior to the end of fiscal 2011. The following table summarizes the consideration paid for the business and the preliminary fair values of the assets acquired at the date of acquisition:

Fair Value On November 12, 2010

Consideration:
Cash	$7,142
Future consideration	5,333

Purchase price	$12,475

Assets Acquired:
Inventories	$2,399
Property and equipment	11,467
Technology and customer relationships	623

Total assets	14,489

Less: gain on acquisition	2,014

Purchase price	$12,475

In addition to recording the fair values of the assets acquired and the future consideration liability, we also recorded a gain on acquisition of $2,014 in the unaudited condensed consolidated statement of operations in accordance with ASC 805 using the purchase method of accounting. The gain on acquisition was primarily due to the difference between market value of the acquired real estate and its book value and the desire of ASML to sell the assets. In addition, a deferred tax liability of $725 was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1,289. We maintain a full valuation allowance on our net deferred tax assets. Therefore, we recorded a tax benefit to reduce the valuation allowance to the net deferred tax asset balance. Prior to recording the gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, we also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

The purchased inventory was comprised of raw materials and work in process. The fair value for work in process was $1,833 and was determined by considering the sales price of finished units to represent fair value. The fair value for the building and land was $6,080 and was determined by using the sales comparison approach to value the land and a combination of the sales and cost approach for the building and improvements. The fair value of the equipment was determined by the market approach to be $5,387. Management is still evaluating certain pieces of equipment and the value assigned to that equipment may change from the preliminary valuation included in the financial statements. Any change in the valuation of the assets would increase or decrease the amount of the gain recorded in the statements of operations. Fair value of customer relationships was determined to be $23 by using the multi-period excess earnings method. The fair value of technology was $600 and was determined using the relief from royalty method.

During the three months ended March 31, 2011, EPOG contributed revenue and net earnings of $6,279 and $2,096, respectively. During the nine months ended March 31, 2011, EPOG contributed revenue and net earnings of $8,775 and $2,617, respectively. Acquisition related expenses of $406 were recognized in administration expense for the nine months ended March 31, 2011. There were no acquisition related expenses during the three months ended March 31, 2011.

Proforma financial information of revenues and net earnings is impractical to provide. Prior to the acquisition, the Richmond operations were accounted for as a cost center within ASML. Therefore, sales were not recorded at the Richmond level within ASML and separate financial statements for the Richmond operations were not prepared. While ASML provided financial information sufficient for Zygo to conclude that the acquisition was not significant under Regulation S-X rule 3-05, ASML did not provide and Zygo does not have access to financial information for the appropriate periods to present pro forma financial information.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of March 31, 2011. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of five years for both customer relationships and technology, in both instances with no estimated residual values. We review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total

Balance at November 12, 2010	$23	$600	$623

Accumulated amortization	(2)	(45)	(47)

Balance at March 31, 2011	$21	$555	$576

Zemetrics
In January 2010, the Company entered into an agreement to purchase all of the outstanding stock and to retire the outstanding shareholder notes of Zemetrics, Inc., an Arizona corporation (“Zemetrics”), in exchange for 361,217 shares of the Company’s common stock. The value of the common stock issued was $3,901, based on the fair value of the common stock on the closing date of $10.80. In accordance with the purchase agreement, the number of shares delivered was calculated by dividing the sum of $1,941 and the outstanding shareholder notes (including accrued interest) of $856 by the average of the closing prices of the Company’s common stock reported by the NASDAQ Stock Market during the forty trading days ended two days prior to the closing date of January 22, 2010 of $7.74 (the “Average Trading Price”).

Dr. Chris L. Koliopoulos, Zygo President and CEO, was a major shareholder of Zemetrics as well as the major holder of Zemetrics’ outstanding shareholder notes. Dr. Koliopoulos received a total of 195,790 shares of Company common stock, consisting of 106,233 shares of Company common stock as consideration for the purchase of his shares of Zemetrics stock and 89,557 shares of Company common stock in payment of $680 principal amount of Zemetrics’ outstanding shareholder notes (plus accrued interest thereon) held by Dr. Koliopoulos. Acquisition costs for the three and nine months ended March 31, 2010 were $377 and $457, respectively, which are included in selling, general and administrative expenses.

The following is the final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition on January 22, 2010:

Cash	$11
Inventories	403
Prepaid expenses	18
Property and equipment	15
Customer relationships	112
Technology	1,428
Goodwill	2,003

Total assets	3,990
Less: Liabilities assumed	89

Total	$3,901

In addition, net deferred tax assets of $360, net of a full valuation allowance, was recorded in the opening balance sheet at zero value. Based on the Company’s expectations of future U.S. taxable income, the Company believes it is more likely than not that such net deferred tax assets will not be realized.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values. Analyses supporting the purchase price allocation included a valuation of assets and liabilities as of the closing date, an analysis of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. Intangible assets of technology and customer relationships were valued on an income approach based on future earnings projections.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of March 31, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of three years for customer relationships and seven years for technology, in both instances with no estimated residual values. We perform a review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total

Balance at January 22, 2010	$112	$1,428	$1,540

Accumulated amortization	(6)	(34)	(40)

Balance at March 31, 2010	$106	$1,394	$1,500

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

From the date of acquisition, the Zemetrics reporting unit had revenues of $0 and an operating loss of $2,320 (including the aforementioned $2,003 goodwill impairment charge), which are included in the consolidated financial statements for the period ended March 31, 2010. The following unaudited proforma condensed financial information shows the results of operations for the three and nine months ended March 31, 2010 as though the acquisition of Zemetrics had occurred at the beginning of such fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010

Net revenues	$25,439	$72,920
Net loss attributable to Zygo Corporation	$(2,797)	$(11,132)

Loss per share amounts:
Basic and Diluted - Loss per share	$(0.16)	$(0.65)

Note 4: Restructuring and related costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2011 and fiscal 2010 restructuring actions:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(241)	(145)	(386)

Balance at March 31, 2011	$49	$82	$131

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2009	$262	$452	$714
Restructuring charges	602	—	602
Payments	(569)	(168)	(737)

Balance at March 31, 2010	$295	$284	$579

Note 5: Earnings Per Share

For the three and nine months ended March 31, 2011, 399,214 and 963,623 (for the three and nine months ended March 31, 2010, 2,018,479 and 2,080,015) of the Company’s outstanding stock options and restricted stock awards were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Basic weighted average shares outstanding	17,692,761	17,341,731	17,599,732	17,090,750
Dilutive effect of stock options and restricted shares	611,693	—	456,239	—

Diluted weighted average shares outstanding	18,304,454	17,341,731	18,055,971	17,090,750

Note 6: Comprehensive Income (Loss)

The following table sets forth Stockholders’ Equity and Noncontrolling Interest for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,

	2011			2010

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity

Equity, beginning of period	$98,403	$2,193	$100,596	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net earnings (loss)	12,975	1,205	14,180	(10,388)	677	(9,711)
Foreign currency translation effect	1,637	320	1,957	399	(54)	345

Total other comprehensive income (loss)	14,612	1,525	16,137	(9,989)	623	(9,366)

Non-cash compensation charges related to stock awards	2,962	—	2,962	1,824	—	1,824
Issuance - Zemetrics acquisition	—	—	—	3,901	—	3,901
Restricted stock vesting and related tax effect	(285)	—	(285)	(404)	—	(404)
Exercise of employee stock options and related tax effect	1,498	—	1,498	466	—	466
Dividends attributable to noncontrolling interests	—	(823)	(823)	—	—	—

Equity, end of period	$117,190	$2,895	$120,085	$94,381	$2,067	$96,448

Note 7: Marketable Securities

Marketable securities consisted primarily of corporate and government agency securities for the nine months of fiscal 2011 and 2010. The Company classifies these securities as held-to-maturity and trading. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At March 31, 2011 and June 30, 2010, the held-to-maturity securities consisted of a government treasury bill. We have both the intent and the ability to hold the government treasury bill to maturity. The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at March 31, 2011 and June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2011 Government treasury bill	$1,000	$—	$—	$1,000

At June 30, 2010 Government treasury bill	$1,000	$—	$—	$1,000

The government treasury bill is being held in an account designated as loan collateral to cover our outstanding standby letters of credit.

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2010 and 2009, gross unrealized gains and losses, contributions, redemptions, and fair value of trading securities at March 31, 2011 and 2010:

	Beginning Balance	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

March 31, 2011 Mutual Fund	$922	$194	$—	$—	$(89)	$1,027

March 31, 2010 Mutual Fund	$499	$191	$—	$290	$—	$980

Maturities of investment securities classified as held-to-maturity at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011		June 30, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,000	$1,000	$1,000	$1,000

There were no securities in a continuous unrealized loss position at March 31, 2011 and June 30, 2010.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and June 30, 2010:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at March 31, 2011

	Total carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	1,027	1,027	—	—
Foreign currency hedge	(41)	—	(41)	—

Total	$20,916	$20,957	$(41)	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2010

	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$22,141	$22,141	$—	$—
Trading securities	922	922	—	—
Foreign currency hedge	(70)	—	(70)	—

Total	$22,993	$23,063	$(70)	$—

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

Note 9: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2011 and 2010 of $1,081 and $654, respectively, with a related tax benefit of $389 and $235, respectively. We recorded share-based compensation expense for the nine months ended March 31, 2011 and 2010 of $2,962 and $1,824, respectively, with a related tax benefit of $1,067 and $657, respectively. For the three and nine months ended March 31, 2010, $12 and $65, respectively, was recorded as part of discontinued operations.

Stock Options

We utilized the Black-Scholes valuation method to determine the weighted average fair value of the stock option grants for both fiscal 2011 and 2010 stock option valuations. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2011 and 2010 was $8.37 and $4.72, respectively, and the weighted-average fair value of stock option grants for the nine months ended March 31, 2011 and 2010 was $5.68 and $4.44, respectively. During the three months ended March 31, 2011 and 2010, we issued stock options for an aggregate of 50,000 and 375,000 shares of common stock, respectively. During the nine months ended March 31, 2011 and 2010, we issued stock options for an aggregate of 100,000 and 515,000 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Term	5.13 Years	4.1-5.1 Years	4.1-5.1 Years	4.1-5.1 Years
Volatility	57.1%	45.7%-60.9%	45.7%-57.1%	45.7%-60.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	2.0%-2.4%	1.1%-2.6%	2.0%-2.5%
Forfeiture rate	7.9%	0-10.8%	0-7.9%	0-10.8%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended March 31, 2011 and 2010, an aggregate of 73,500 and 40,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $12.01 and $10.57, respectively. During the nine months ended March 31, 2011 and 2010, an aggregate of 362,500 and 309,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $10.75 and $6.06, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 10: Receivables

The following table sets forth the components of accounts receivable at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Trade	$31,876	$21,314
Other	274	609

	32,150	21,923
Allowance for doubtful accounts	(1,331)	(1,975)

	$30,819	$19,948

Note 11: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Raw materials and manufactured parts	$14,117	$12,682
Work in process	9,618	9,322
Finished goods	3,972	3,216

	$27,707	$25,220

Note 12: Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of our property, plant, and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant, and equipment at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010	Estimated Useful Life (Years)

Land and improvements	$2,936	$615	—
Building and improvements	21,263	17,390	15-40
Machinery, equipment, and office furniture	61,032	56,136	3-8
Leasehold improvements	1,032	1,002	1-5
Construction in progress	114	332	—

	86,377	75,475
Accumulated depreciation	(54,744)	(52,446)

	$31,633	$23,029

Depreciation expense was $1,342 and $1,283 for the three months ended March 31, 2011 and 2010, respectively. Depreciation expense was $3,951 and $4,040 for the nine months ended March 31, 2011 and 2010, respectively.

Note 13: Warranty

A limited warranty is provided on our products for periods ranging from 3 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to the expense will be required.

As part of a strategic business partnership with Nanometrics entered into in June 2009, all related semiconductor systems that were purchased by Nanometrics are being warranted by us through June 2011. Nanometrics will provide warranty service and charge us for incurred expenses. As of March 31, 2011 and 2010, $9 and $77, respectively, of our warranty liability relates to these semiconductor systems.

The following table sets forth a reconciliation of the accrued warranty liability, included in other accrued liabilities in the condensed consolidated balance sheets:

	Nine Months Ended March 31,

	2011	2010

Beginning balance	$1,360	$1,614
Reductions for payments made	(788)	(688)
Changes in accruals related to pre-existing warranties	362	(352)
Changes in accruals related to warranties made in the current period	350	988

Ending balance	$1,284	$1,562

Note 14: Intangible Assets

Intangible assets include patents and trademarks, customer relationships and technology, and a covenant not-to-compete. The cost of patents and trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of March 31, 2011, current liabilities include $106 and long-term liabilities include $51 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

The following table sets forth the components of intangible assets, at cost, as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Patents and trademarks	$6,294	$5,882
Covenant not-to-compete	851	851
Customer relationships and technology	2,163	1,540

	9,308	8,273
Accumulated amortization	(3,644)	(2,886)

Total	$5,664	$5,387

Intangible amortization expense was $275 and $213 for the three months ended March 31, 2011 and 2010, respectively, and was $768 and $563 for the nine months ended March 31, 2011 and 2010, respectively. This amortization expense related to certain intangible assets is included in cost of goods sold in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of March 31, 2011, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Three months ending June 30, 2011	$259
Fiscal year ending June 30, 2012	902
Fiscal year ending June 30, 2013	783
Fiscal year ending June 30, 2014	564
Fiscal year ending June 30, 2015	535
Thereafter	2,621

Total	$5,664

Note 15: Segment and Major Customer Information

Zygo’s Metrology Solutions Division (segment) consists of OEM and in-line products primarily for the semiconductor and industrial markets. The Optical Systems Division (segment) consists of components and opto-mechanical assemblies primarily for the medical, defense, and aerospace industries. The following table sets forth segment net revenues, gross profit, and gross margins for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Metrology Solutions
Net revenues	$22,506	$15,178	$66,923	$48,312
Gross profit	$12,338	$7,919	$37,129	$24,256
Gross margin	55%	52%	55%	50%
Optical Systems
Net revenues	$17,729	$10,261	$40,517	$24,533
Gross profit	$6,526	$3,558	$12,832	$5,348
Gross margin	37%	35%	32%	22%

Total
Net revenues	$40,235	$25,439	$107,440	$72,845
Gross profit	$18,864	$11,477	$49,961	$29,604
Gross margin	47%	45%	47%	41%

Separate financial information by segment for total assets, capital expenditures, and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets, and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Americas	$21,497	$13,997	$57,977	$40,213
Europe	4,973	3,773	13,349	9,870
Japan	9,472	5,442	23,265	12,692
Pacific Rim	4,293	2,227	12,849	10,070

Total	$40,235	$25,439	$107,440	$72,845

Revenues from two customers accounted for 27% of the revenues for the three months ended March 31, 2011. Revenues from one of these customers also accounted for 12% of the revenues for the three months ended March 31, 2010. Revenues from these customers were included in both of our segments. See Note 16.

Note 16: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $6,434 and $3,067 (16% and 12% of net revenues, respectively) for the three months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, sales to Canon amounted to $13,387 and $6,087 (12% and 8% of net revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2011 and June 30, 2010, there were, in the aggregate, $3,505 and $667, respectively, of trade accounts receivable from Canon.

Note 17: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statement of operations in miscellaneous income. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of March 31, 2011, we had ten currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $4,760. These foreign currency hedges are not considered designated hedging instruments. For the three months ended March 31, 2011 and 2010, we recognized net unrealized gains of $56 and $31, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2011 and 2010, we recognized net unrealized gains of $30 and $43, respectively, from foreign currency forward contracts. These unrealized gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiary and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2011 and 2010:

Derivatives not designated as hedging instruments			Balance Sheet Location

March 31, 2011	Number of foreign exchange contracts:	10	Other accrued liabilities	$40

March 31, 2010	Number of foreign exchange contracts:	6	Prepaid Expenses	$29

Note 18: Income Taxes

	Three Months ended March 31,				Nine Months ended March 31,

	2011		2010		2011		2010

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$(720)	13%	$(131)	6%	$(1,474)	9%	$(505)	8%

Income tax expense for the three and nine months ended March 31, 2011 included income taxes in state and foreign jurisdictions. The nine months ended March 31, 2011 included $725 of tax benefit from the adjustment of valuation allowances on our deferred assets associated with the gain on acquisition. We continue to maintain a full valuation allowance on our net deferred tax assets as of March 31, 2011. We recorded no increase in net deferred tax benefit for the domestic operating loss incurred in the period. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized. Income tax expense for the three and nine months ended March 31, 2010 included income taxes in state and foreign jurisdictions.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three and nine months ended March 31, 2011, we did not recognize additional liability or realize any benefit for changes in our tax positions. We had no uncertain tax benefits or liabilities as of March 31, 2011 and June 30, 2010. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with fiscal 2007. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with fiscal 2005.

Note 19: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business. At March 31, 2011, we had a reserve of $1,400 for a potential royalty claim, which was settled and paid in the subsequent period.

We are aware of certain levels of environmental contamination on one of our properties which is below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Presently, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record a reserve for the exposure related to the environmental contamination when and if it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether a claim has been asserted or unasserted.

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

We have assessed the impact on our business resulting from the recent earthquake, tsunami and nuclear disaster in Japan and do not anticipate that these events will have a material impact on the Company’s consolidated financial statements or continuing operations. Our activities in Japan resumed full operation shortly after the events. Indications at this time are that shipments both into Japan and from our Japanese operation will not be seriously affected. In addition, to date, our supply chain has been unaffected by the events in Japan.

Bookings of $41.7 million for the third quarter of fiscal 2011 increased 53% over the prior year quarter. Bookings decreased 10% from the second quarter of fiscal 2011, which included more than $7.1 million in bookings received in connection with the Richmond, California acquisition. Bookings for the Metrology Solutions Division accounted for 58% of the bookings received and the Optical Systems Division contributed the remaining 42%. Backlog rose to $60.5 million at March 31, 2011. During the third quarter of fiscal 2011, the Optical Systems Division was awarded a $3.0 million continuation order for meter class laser fusion amplifiers from Commissariat à l’énergie atomique (“CEA”). The order is part of a seven year contract that started in 2007 in support of the Laser Mégajoule Program in France, to which Zygo is a critical supplier of products and technology.

During the second quarter of fiscal 2011, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. The assets were acquired for $7.1 million in cash and future consideration, net present valued at $5.3 million, based on the level of shipments to ASML over the next three years beginning January 1, 2011. In addition, we hired key management and employees working at the former ASML Richmond facility and formed our Extreme Precision Optics Group (“EPOG”), which is included in our Optical Systems segment. With this acquisition, we have considerably expanded our optical manufacturing capabilities. Combined with our existing leadership position in metrology, large flat optics production and electro-optical design and manufacturing, EPOG is expected to provide highly synergistic capabilities that can immediately address new applications in semiconductor, defense, and the life-sciences markets.

The fair value of the Richmond assets acquired was greater than the purchase price, resulting in a gain on acquisition of $2.0 million which was recorded in other income. In addition, a deferred tax liability of $0.7 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1.3 million. The fair value of the assets was determined based on management’s review of the value of the assets at the time of their acquisition. Management is still evaluating certain pieces of the equipment, and the value assigned to that equipment may change from the preliminary valuation included in the financial statements. Any change in the valuation of the assets would increase or decrease the amount of the gain recorded in the statements of operations.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for us on July 1, 2010. Under the guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under that guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which became effective for us on July 1, 2010. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of power over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Net Revenues %	Amount	Net Revenues %

Quarter ended March 31

Metrology Solutions	$22.5	56%	$15.2	60%
Optical Systems	17.7	44%	10.2	40%

Total	$40.2	100%	$25.4	100%

Nine months ended March 31

Metrology Solutions	$66.9	62%	$48.3	66%
Optical Systems	40.5	38%	24.5	34%

Total	$107.4	100%	$72.8	100%

Overall, net revenues for the three months ended March 31, 2011 increased 58% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 48% and in Optical Systems segment revenues of 74%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in lithography stage metrology of $4.0 million and instruments of $2.5 million. The increase in the Optical Systems segment revenues was primarily due to the addition $6.3 million of revenue from EPOG.

Net revenues for the nine months ended March 31, 2011 increased 48% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 39% and in Optical Systems segment revenues of 65%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in lithography stage metrology of $11.1 million, instruments of $8.1 million, and OEM heads of $2.5 million, partially offset by revenue decreases of $3.1 million in the display and semiconductor product lines which were sold in fiscal 2010. The increase in the Optical Systems segment revenues was primarily due to additional revenues of $8.8 million from EPOG and an increase in contract manufacturing of $4.5 million. The increase in contract manufacturing was primarily related to volume increases in the helmet mounted display and multiple objective lenses that constitute gene sequencers, partially offset by decreases in the dental and eye surgery product lines during the second and third quarters.

Revenues from major customers accounted for 27% of the revenues for the three months ended March 31, 2011. Revenues from one of these major customers also accounted for 12% of the revenues for the three months ended March 31, 2010. Revenues from these customers were included in both of our segments.

Revenues in U.S. dollars for the three months ended March 31, 2011 and 2010 were approximately 80% and 71% of total net revenues, respectively. The remaining 20% and 29%, respectively, were in Euro, Yen, or Yuan. Revenues in U.S. dollars for the nine months ended March 31, 2011 and 2010 were approximately 75% and 71% of total net revenues, respectively, and the remaining 25% and 29%, respectively, were in Euro, Yen, or Yuan. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Gross Margin	Amount	Gross Margin

Quarter ended March 31
Metrology Solutions	$12.4	55%	$7.9	52%
Optical Systems	6.5	37%	3.6	35%

Total	$18.9	47%	$11.5	45%

Nine months ended March 31
Metrology Solutions	$37.1	55%	$24.3	50%
Optical Systems	12.9	32%	5.3	22%

Total	$50.0	47%	$29.6	41%

Gross margin for the three months ended March 31, 2011 was 47%, which represents an increase of two percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the three months ended March 31, 2011 compared with the prior year period was primarily due to increased volume as compared with the prior year on a similar overhead cost base. Within the Optical Systems segment, the increase in gross margin for the three months ended March 31, 2011 compared with the prior year period was primarily due to overall increased volume which led to improved absorption of factory costs combined with a favorable change in product mix towards higher margin products.

Gross margin for the nine months ended March 31, 2011 was 47%, which represents an increase of six percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the nine months ended March 31, 2011 compared with the prior year period was primarily due to an improved absorption of factory costs as a result of increased volume. Within the Optical Systems segment, the increase in gross margin for the nine months ended March 31, 2011 compared with the prior year period was primarily due to overall increased volume which led to improved absorption of factory costs, a favorable change in product mix towards higher margin products and the resolution of production issues related to certain optics that resulted in increased manufacturing costs in the prior year.

Selling, General, and Administrative Expenses (“SG&A”)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended March 31	$9.4	23%	$8.0	31%
Nine months ended March 31	$24.9	23%	$23.1	32%

SG&A expenses increased in the three months ended March 31, 2011 by $1.4 million from the comparable prior year period. Excluding prior year charges related to the Company’s evaluation of an unsolicited offer to purchase the outstanding stock of the Company, Zemetrics acquisition costs, and the search costs for a new chief executive officer, the increase would be $2.6 million. The increase is primarily due to an increase in employee compensation expenses, which included restoration of the temporary pay-cuts and performance based programs.

SG&A expenses increased in the nine months ended March 31, 2011 by $1.8 million from the comparable prior year period. Excluding prior year charges related to the Company’s evaluation of an unsolicited offer to purchase the outstanding stock of the Company, Zemetrics acquisition costs, the retirement of our former chief executive officer, the search costs for a new chief executive officer, and severance charges, the increase would be $4.4 million. The increase is primarily due to employee compensation expenses, which included restoration of the temporary pay-cuts and performance-based programs. The decrease in SG&A as a percentage of revenue in all periods is due to management’s efforts to control expenses over a significant increase in the revenue base.

Research, Development, and Engineering Expenses (“RD&E”)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended March 31	$3.7	9%	$3.5	14%
Nine months ended March 31	$10.9	10%	$11.1	15%

RD&E for the three months ended March 31, 2011 increased by $0.2 million compared with the prior year period. The increase in RD&E occurred primarily in the Optical Systems segment related to the addition of EPOG. RD&E for the nine months ended March 31, 2011 decreased by $0.2 million as compared with the prior year period. The decrease in RD&E for the nine months ended March 31, 2011 was primarily related to reduced expenses related to the display systems business partially offset by increases due to the addition of EPOG and increased R&D costs related to the additional capacity from our acquisition of Zemetrics.

Impairment of Goodwill

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended March 31	$—	0%	$2.0	8%
Nine months ended March 31	$—	0%	$2.0	3%

The Company recorded an impairment charge related to Zemetrics of $2.0 million during the three months ended on March 31, 2010 relating to acquired goodwill subsequent to the acquisition date. The Zemetrics reporting unit had minimal sales history and cumulative losses since inception. In addition, the fair value of common stock issued as consideration on the closing date was $10.80 per share, which was in excess of the implied value per share in the formula used in the purchase agreement to determine the number of common shares issued as consideration (which was based on the market price per share during the 40-day period prior to closing). In consideration of these factors, management determined that the carrying value of the reporting unit exceeded its fair value, and that the implied fair value of goodwill was zero at March 31, 2010.

Other Income (Expense)

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended March 31	$(0.2)	0%	$(0.1)	0%
Nine months ended March 31	$1.4	1%	$0.1	0%

Other income (expense) for the nine months ended March 31, 2011 increased by $1.3 million over the prior year balance, primarily due to the purchase gain on the acquisition of substantially all the assets of ASML’s Richmond, California facility.

Income Tax Expense

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended March 31	$(0.7)	13%	$(0.1)	6%
Nine months ended March 31	$(1.5)	9%	$(0.5)	8%

Income tax expense for the three and nine months ended March 31, 2011 included income taxes in state and foreign jurisdictions. There was no United States federal income tax expense due to valuation allowances established in prior periods on deferred tax assets, including net operating loss carry-forwards in the United States. Income tax expense for the nine months ended March 31, 2011 includes a tax benefit of $0.7 million relating to the gain on acquisition of substantially all the assets of ASML’s Richmond, California facility recorded in the second quarter.

There was income tax expense for the three and nine months ended March 31, 2010 despite a loss from continuing operations. The income tax expense was related to income taxes in state and foreign jurisdictions. There was no tax benefit related to net operating loss carryforwards due to the valuation allowance established on the deferred tax assets.

We continue to maintain a valuation allowance on all of our net deferred tax assets at March 31, 2011. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Earnings (Loss) from Discontinued Operations, net of tax

	Fiscal 2011		Fiscal 2010

(Dollars in millions)	Amount	% of Revenues	Amount	% of Revenues

Quarter ended March 31	$—	0%	$(0.2)	1%
Nine Months ended March 31	$0.1	0%	$(2.7)	4%

The loss from discontinued operations for the three and nine months ended March 31, 2010 of $0.2 and $2.7 million, respectively, was due to severance and other closure costs, primarily related to the closure of our Singapore IC packaging operations of our Vision Systems product line.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $6.4 million and $3.1 million (16% and 12% of net revenues, respectively) for the three months ended March 31, 2011 and 2010, respectively. Revenues from Canon Inc. amounted to $13.4 million and $6.1 million (12% and 8% of net revenues, respectively) for the nine months ended March 31, 2011 and 2010, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2011 and June 30, 2010, there were, in the aggregate, $3.5 million and $0.7 million, respectively, of trade accounts receivable from Canon.

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

At March 31, 2011, cash and marketable securities were $53.3 million, an increase of $5.8 million from $47.5 million at June 30, 2010. Our marketable securities consist of $1.0 million in a United States Treasury Bill as loan collateral to cover our outstanding standby letters of credit. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments. As of March 31, 2011, $0.4 million of standby letters of credit were outstanding. These letters of credit are expected to expire at varying dates through January 2012. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, was $19.9 million as of March 31, 2011. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flows provided by operating activities from continuing operations for the nine months ended March 31, 2011 of $12.8 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by an increase in accounts receivable. Accounts receivable increased $9.9 million from June 30, 2010 and $2.2 million from December 31, 2010 due to timing of increased shipments in the quarter and the increase in international shipments to customers in countries with traditionally longer payment terms. DSO (Days Sales Outstanding) on accounts receivable increased to 64 days at March 31, 2011 from 55 days at June 30, 2010 but was lower than DSO of 66 days at December 31, 2010.

Cash flows used for investing activities for the nine months ended March 31, 2011 increased by $10.3 million compared with the prior year period. This increase was primarily related to the purchase of substantially all of ASML’s Richmond, California facility assets for $7.1 million and a decrease in proceeds from the sale and maturity of marketable securities.

Cash flows provided by financing activities in the nine months ended March 31, 2011 remained essentially flat compared with the prior year period. For the nine months ended March 31, 2011, there were dividend payments of $0.8 million to noncontrolling interests partially offset by an increase in proceeds from stock option exercise.

We currently have no lines of credit. In the future, if the need for debt or credit lines arises there is no assurance that we would be able to secure such financing. We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended March 31, 2011. Our exposure to market risk is presented in Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission (the “2010 Annual Report”).

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

On May 14, 2010, we reported that we had identified a material weakness in our internal controls over financial reporting, which is an integrated component of our disclosure controls and procedures, related to inadequate controls regarding our accounting for unusual or complex transactions. In light of this material weakness, we concluded that our disclosure controls and procedures were not effective as of such date and subsequently concluded that our internal control over financial reporting was not effective at June 30, 2010.

We developed and implemented additional controls and new procedures in our financial reporting process in the fourth quarter of fiscal 2010 and first six months of fiscal 2011, including adding control processes to aid in identifying transactions that might include unusual or complex accounting issues as well as a process to enhance our analysis of accounting for unusual or complex transactions as they arise in accordance with accounting principles generally accepted in the United States of America. During the third quarter of fiscal 2011 we were able to complete our implementation of activities of controls and procedures that were designed to remediate the material weakness. These activities have been incorporated into our internal control structure and were in place as of March 31, 2011 and will be sustained going forward such that the control deficiency that led to the material weakness has been remediated as of March 31, 2011 and therefore the material weakness no longer exists as of March 31, 2011.

The controls and remedial actions that were implemented include the following:

•	Utilization of external accounting resources to review our accounting for unusual or complex transactions.
•

Implementation of clear procedures and sustainable processes for researching, reviewing assumptions used in estimates and calculations, reviewing the work, assumptions, and calculations used by outside service providers.

•	Implementation of controls to review potential impact of an unusual item on existing assets or liabilities.
•	Implementation of controls to review proper presentation and disclosure in the financial statements as it relates to unusual or complex transactions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures implemented to address the material weakness described above. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, that the material weakness no longer exists and our disclosure controls and procedures were effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We could suffer significant business interruptions.
Our customers, suppliers, and operations may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected. On March 11, 2011, an earthquake occurred near the northeastern coast of Japan creating a tsunami that caused extensive damage. While we do not anticipate that these events will have a material impact on the Company’s consolidated financial statements or continuing operations we cannot predict the long-term consequences of the disasters on our operations.

Acquisitions may entail certain operational and financial risks.
Our growth strategy includes expanding our offering of products and services, and we may seek acquisitions or make internal investments to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

We cannot provide assurance that any acquisition, including the acquisition of substantially all the assets of ASML’s Richmond, California, facility will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have in the past disposed or divested of several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2011 - January 31, 2011	—	n/a	—	$5.0
February 1, 2011 - February 28, 2011	—	n/a	—	$5.0
March 1, 2011 - March 31, 2011	—	n/a	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2011, there were no repurchases of common stock in the open market. The share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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