Form 10-Q
period 2011-09-30
ZYGO CORP
filed 2011-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

17,876,612 shares of Common Stock, $.10 Par Value, at November 1, 2011

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plans,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net revenues to our major customers; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product developments; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to recent business acquisitions, including the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California facility and integration of the businesses and employees; the risk related to the Company’s recent changes to senior management; and the risks associated with the recovery from the recent earthquake, tsunami and nuclear disaster in Japan and its impact on our customers, suppliers, and operations.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2011.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended September 30,

	2011	2010

Net revenues	$43,992	$31,119
Cost of goods sold	22,375	16,916

Gross profit	21,617	14,203

Selling, general and administrative expenses	9,463	7,211
Research, development and engineering expenses	4,062	3,365

Operating profit	8,092	3,627

Other income (expense)
Interest income	7	3
Miscellaneous income (expense), net	(337)	178

Total other income (expense)	(330)	181

Earnings from continuing operations before income taxes, including noncontrolling interests	7,762	3,808
Income tax expense	(786)	(643)

Net earnings from continuing operations	6,976	3,165

Net earnings from discontinued operations, net of tax	—	91

Net earnings including noncontrolling interests	6,976	3,256
Less: Net earnings attributable to noncontrolling interests	507	528

Net earnings attributable to Zygo Corporation	$6,469	$2,728

Basic - Earnings per share attributable to Zygo Corporation
Continuing operations	$0.36	$0.15
Discontinued operations	—	0.01

Net earnings per share	$0.36	$0.16

Diluted - Earnings per share attributable to Zygo Corporation
Continuing operations	$0.35	$0.15
Discontinued operations	—	0.01

Net earnings per share	$0.35	$0.16

Weighted average shares outstanding
Basic shares	17,800	17,512

Diluted shares	18,353	17,772

Amounts Attributable to Zygo Corporation
Net earnings from continuing operations attributable to Zygo Corporation	$6,469	$2,637
Discontinued operations, net of tax	—	91

Net earnings attributable to Zygo Corporation	$6,469	$2,728

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	September 30, 2011	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$62,936	$60,039
Marketable securities	1,000	1,000
Receivables, net of allowance for doubtful accounts of $1,389 and $1,399, respectively	33,215	31,424
Inventories	26,600	28,379
Prepaid expenses and other	1,813	1,745
Deferred income taxes	55	—

Total current assets	125,619	122,587

Marketable securities	832	980
Property, plant and equipment, net	29,141	30,195
Intangible assets, net	5,646	5,842

Total assets	$161,238	$159,604

Liabilities and Equity
Current liabilities:
Accounts payable	$7,199	$7,120
Accrued progress payments and deferred revenue	4,248	4,706
Accrued salaries and wages	4,334	8,636
Other accrued liabilities	7,131	6,093
Income taxes payable	288	550
Current liabilities of discontinued operations	141	281

Total current liabilities	23,341	27,386

Other long-term liabilities	3,506	4,131

Commitments and contingencies

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 20,095,156 shares issued (19,985,631 at June 30, 2011); 17,842,423 shares outstanding (17,763,346 at June 30, 2011)	2,010	1,999
Additional paid-in capital	169,991	168,662
Accumulated deficit	(14,296)	(20,765)
Accumulated other comprehensive income:
Currency translation effects	433	1,197
Treasury stock, at cost, 2,252,733 shares (2,222,285 at June 30, 2011)	(26,668)	(26,373)

Total stockholders’ equity - Zygo Corporation	131,470	124,720
Noncontrolling interests	2,921	3,367

Total equity	134,391	128,087

Total liabilities and equity	$161,238	$159,604

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Three Months Ended September 30,

	2011	2010

Cash provided by operating activities:
Net earnings including noncontrolling interests	$6,976	$3,256
Adjustments to reconcile net earnings to cash provided by operating activities from continuing operations:
Earnings from discontinued operations	—	(91)
Depreciation and amortization	1,452	1,492
Loss on disposal of assets	21	8
Provision for doubtful accounts	(90)	104
Compensation cost related to share-based payment arrangements	1,229	947
Excess tax benefits from share-based payment arrangements	(2)	(3)
Other	38	(119)
Changes in operating accounts:
Receivables	(1,850)	(3,057)
Inventories	1,645	267
Prepaid expenses and other current assets	(128)	1,069
Accounts payable, accrued expenses and taxes payable	(4,262)	(1,001)

Net cash provided by operating activities from continuing operations	5,029	2,872

Net cash used for operating activities from discontinued operations	(141)	(141)

Cash used for investing activities:
Additions to property, plant and equipment	(390)	(223)
Purchase of marketable securities	(999)	(999)
Additions to intangibles	(25)	(181)
Proceeds from the sale and maturity of marketable securities	1,047	1,000

Net cash used for investing activities	(367)	(403)

Cash used for financing activities:
Dividend payment to noncontrolling interest	(746)	(721)
Excess tax benefits from share-based payment arrangements	2	3
Repurchase of restricted stock	(295)	(236)
Exercise of employee stock options	111	20

Net cash used for financing activities	(928)	(934)

Effect of exchange rate changes on cash and cash equivalents	(696)	795

Net increase in cash and cash equivalents	2,897	2,189
Cash and cash equivalents, beginning of period	60,039	46,536

Cash and cash equivalents, end of period	$62,936	$48,725

Supplemental Cash Flow Information

Net cash paid for income taxes was $1,011 for the three months ended September 30, 2011. Net income tax refunds amounted to $553 for the three months ended September 30, 2010.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at September 30, 2011, the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011, including items incorporated by reference therein.

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

Recent Accounting Guidance Not Yet Adopted
In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to our fiscal quarter beginning January 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current US GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal year beginning July 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Adoption of New Accounting Pronouncements
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our consolidated financial statements. On July 1, 2011 we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the balance of these amended standards did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the operating results of our discontinued operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,

	2011	2010

Other income	$—	$91

Earnings from discontinued operations, net of tax	$—	$91

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Accrued expenses and other current liabilities	$141	$281

Current liabilities of discontinued operations	$141	$281

Note 3: Restructuring and Related Costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona.

The following table summarizes the accrual balances and utilization by cost type for the first three months of fiscal 2012 and 2011 restructuring payment activity:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2011	$—	$33	$33
Payments	—	(33)	(33)

Balance at September 30, 2011	$—	$—	$—

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(182)	(48)	(230)

Balance at September 30, 2010	$108	$179	$287

The cumulative amount of restructuring charges incurred to date was $2,819, of which $2,158 was related to severance and $661 related to facility consolidation costs. There were no restructuring charges in the first quarter of fiscal 2012 or the full year of fiscal 2011.

Note 4: Earnings Per Share

For the three months ended September 30, 2011, outstanding stock options and restricted stock awards for 542,335 shares (for the three months ended September 30, 2010, 1,546,665 shares) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,

	2011	2010

Basic weighted average shares outstanding	17,799,754	17,512,130
Dilutive effect of stock options and restricted shares	553,627	260,011

Diluted weighted average shares outstanding	18,353,381	17,772,141

Note 5: Comprehensive Income

The following table sets forth comprehensive income within stockholders’ equity and noncontrolling interests for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,

	2011			2010

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity

Equity, beginning of period	$124,720	$3,367	$128,087	$98,403	$2,193	$100,596
Comprehensive income:
Net earnings	6,469	507	6,976	2,728	528	3,256
Foreign currency translation effect	(764)	(207)	(971)	1,019	203	1,222

Total other comprehensive income	5,705	300	6,005	3,747	731	4,478

Share based compensation	1,229	—	1,229	947	—	947
Repurchase of restricted stock	(295)	—	(295)	(236)	—	(236)
Exercise of employee stock options and related tax effect	111	—	111	20	—	20
Dividends attributable to noncontrolling interests	—	(746)	(746)	—	(822)	(822)

Equity, end of period	$131,470	$2,921	$134,391	$102,881	$2,102	$104,983

Note 6: Marketable Securities

Marketable securities consisted primarily of government agency securities and a mutual fund, consisting of corporate securities, for the first three months of fiscal 2012 and 2011. The Company classifies these securities as held-to-maturity and trading. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At September 30, 2011 and June 30, 2011, the held-to-maturity securities consisted of a government treasury bill. We have both the intent and the ability to hold the government treasury bill to maturity. The amortized cost, gross unrealized gains and losses, and fair value of held-to-maturity securities at September 30, 2011 and June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2011 Government treasury bill	$1,000	$—	$—	$1,000

At June 30, 2011 Government treasury bill	$1,000	$—	$—	$1,000

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2011 and 2010, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at September 30, 2011 and 2010:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

September 30, 2011 Mutual Fund	$980	$—	$(101)	$—	$(47)	$832

September 30, 2010 Mutual Fund	$922	$96	$—	$—	$—	$1,018

Maturities of investment securities classified as held-to-maturity at September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011		June 30, 2011

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,000	$1,000	$1,000	$1,000

There were no securities in a continuous unrealized loss position at September 30, 2011 and June 30, 2011.

In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review.

Note 7. Fair Value Measurements

Fair value measurement disclosures utilize a valuation hierarchy for determining the grouping of the inputs used. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. The classification of financial assets and liabilities within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and June 30, 2011:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at September 30, 2011

	Total carrying value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	832	832	—	—
Foreign currency hedge	(43)	—	(43)	—

Total	$20,719	$20,762	$(43)	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2011

	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	980	980	—	—
Foreign currency hedge	(82)	—	(82)	—

Total	$20,828	$20,910	$(82)	$—

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

Note 8: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2011 and 2010 of $1,229 and $947, respectively, with a related tax benefit of $442 and $341, respectively.

Stock Options

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2011 and 2010 was $7.09 and $2.99, respectively. During the three months ended September 30, 2011 and 2010, we issued stock options for an aggregate of 221,062 and 50,000 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended September 30,

	2011	2010

Term	6.6 Years	4.1 Years
Volatility	59.5%	45.7%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	1.1%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2011 and 2010, an aggregate of 115,503 and 31,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $12.26 and $7.98, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 9: Receivables

The following table sets forth the components of accounts receivable at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Trade	$34,302	$32,515
Other	302	308

	34,604	32,823
Allowance for doubtful accounts	(1,389)	(1,399)

	$33,215	$31,424

Note 10: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Raw materials and manufactured parts	$11,877	$13,265
Work in process	10,560	10,742
Finished goods	4,163	4,372

	$26,600	$28,379

Note 11: Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011	Estimated Useful Life (Years)

Land and improvements	$2,930	$2,930	—
Building and improvements	21,272	21,265	15-40
Machinery, equipment and office furniture	58,077	58,157	3-8
Leasehold improvements	983	989	1-5
Construction in progress	295	357	—

	83,557	83,698
Accumulated depreciation	(54,416)	(53,503)

	$29,141	$30,195

Depreciation expense was $1,243 and $1,257 for the three months ended September 30, 2011 and 2010, respectively.

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

The following table sets forth a reconciliation of the accrued warranty liability, included in other accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,

	2011	2010

Beginning balance	$1,333	$1,360
Reductions for payments made	(284)	(301)
Changes in accruals related to pre-existing warranties	127	220
Changes in accruals related to warranties made in the current period	104	139

Ending balance	$1,280	$1,418

Note 13: Intangible Assets

Intangible assets include patents and trademarks, customer relationships and technology and a covenant not-to-compete. The cost of patents and trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of September 30, 2011, current liabilities includes $80 and long-term liabilities includes $17 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

The following table sets forth the components of intangible assets, as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Patents and trademarks	$6,779	$6,774
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	851	851

	9,793	9,788
Accumulated amortization	(4,147)	(3,946)

Total	$5,646	$5,842

Intangible amortization expense was $210 and $234 for the three months ended September 30, 2011 and 2010, respectively. This amortization expense related to certain intangible assets is included in cost of goods sold in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2011, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Nine months ending June 30, 2012	$702
Fiscal year ending June 30, 2013	843
Fiscal year ending June 30, 2014	749
Fiscal year ending June 30, 2015	737
Fiscal year ending June 30, 2016	561
Fiscal year ending June 30, 2017	422
Thereafter	1,632

Total	$5,646

Note 14: Segment and Major Customer Information

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we reported our segments as Metrology and Optics. Our Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom engineered solutions used in the semiconductor, research, defense and industrial markets. Zygo’s Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, defense, life-sciences and research markets. The chief operating decision-maker uses this information to allocate resources.

The following table sets forth segment net revenues, gross profit and gross margin for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,

	2011	2010

Metrology Solutions
Net revenues	$29,842	$20,849
Gross profit	$17,370	$11,109
Gross margin	58%	53%
Optical Systems
Net revenues	$14,150	$10,270
Gross profit	$4,247	$3,094
Gross margin	30%	30%
Total
Net revenues	$43,992	$31,119
Gross profit	$21,617	$14,203
Gross margin	49%	46%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended September 30,

	2011	2010

Americas	$24,293	$16,908
Japan	6,786	5,882
China	6,080	2,771
Europe	4,271	3,611
Pacific Rim	2,562	1,947

Total	$43,992	$31,119

Revenues from two customers accounted for 21% of the revenues for the three months ended September 30, 2011. Revenues from one of these customers also accounted for 11% of the revenues for the three months ended September 30, 2010. Revenues from these customers were included in both of our segments. See Note 15, “Transactions with Stockholder”.

Note 15: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,794 and $3,470 (11% of net revenues in each case) for the three months ended September 30, 2011 and 2010, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2011 and June 30, 2011, there were, in the aggregate, $2,138 and $2,572, respectively, of trade accounts receivable from Canon.

Note 16: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in miscellaneous income. These contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of September 30, 2011, there were seven currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $3,160. These foreign currency hedges are not designated as hedging instruments. For the three months ended September 30, 2011 and 2010, we recognized net unrealized gains of $39 and $3, respectively, from foreign currency forward contracts. These unrealized gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of September 30, 2011 and 2010:

Derivatives not designated as hedging instruments			Balance Sheet Location

September 30, 2011	Number of foreign exchange contracts:	7	Other accrued liabilities	$43

September 30, 2010	Number of foreign exchange contracts:	4	Other accrued liabilities	$67

Note 17: Income Taxes

	Three Months ended September 30,

	2011		2010

	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$(786)	10%	$(643)	17%

Income tax expense for the three months ended September 30, 2011 and 2010 included income taxes in state and foreign jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by tax authorities in these jurisdictions for tax years beginning with fiscal 2007. The Company also files in foreign jurisdictions and remains open to income tax examinations in these jurisdictions for tax years beginning with fiscal 2005.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three months ended September 30, 2011, we did not recognize additional liability or realize any benefit for changes in our tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

Note 18: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business.

We are aware of certain levels of environmental contamination on one of our properties which is below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. At this time, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record a reserve for the exposure related to the environmental contamination when and if it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether or not a claim has been asserted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut, our 55,300 square foot facility in Richmond, California, and 39,780 square foot facility in Tucson, Arizona.

During the first quarter of fiscal 2012, we received orders valued at more than $6.0 million for high performance metrology systems from two optical research and manufacturing organizations based in China. Bookings for the first quarter of fiscal 2012, including the aforementioned order, were $42.9 million an increase of 26% over the prior year quarter. Bookings decreased by 3% from the fourth quarter of fiscal 2011. Bookings for the Metrology Solutions segment accounted for 69% of the bookings received and the Optical Systems segment contributed 31%. Backlog decreased slightly to $60.9 million at September 30, 2011 from $62.0 million at June 30, 2011.

Net revenues for the three months ended September 30, 2011 increased 41% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 43% and in Optical Systems segment revenues of 38%. The increase in the Optical Systems segment revenues was partially due to the addition of $3.7 million of revenue from the Extreme Precision Optics (“EPO”) group resulting from our acquisition in the second quarter of fiscal 2011 of substantially all of the assets of ASML’s Richmond, California operation. Non-EPO total company revenue in the first quarter of fiscal 2012 increased 30% over the comparable prior year period. Strong market conditions were the primary driver of the Metrology and non-EPO optics revenue growth. There was double-digit revenue growth in every geographic region over the first quarter of fiscal 2011 revenues.

Subsequent to quarter end, we announced a $9.0 million contract with CNSE/SEMATECH that has a significant engineering component, capitalizing on our capabilities in extreme precision optical fabrication and metrology. Under this contract, we will be working with leading semiconductor chip manufacturing companies on a program intended to aid researchers in extending semiconductor lithography resolution to less than 16 nanometers through the development of a next generation Extreme Ultraviolet (“EUV”) Micro Exposure Tool in support of EUV resist and EUV mask technology developments.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS, AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, share-based payments and accruals for health insurance. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other than temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions and application of judgment involved in each.

Recent Accounting Guidance Not Yet Adopted
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to our fiscal quarter beginning January 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal year beginning July 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Adoption of New Accounting Pronouncements
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our consolidated financial statements. On July 1, 2011 we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the balance of these amended standards did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Revenues by Segment
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended September 30
Metrology Solutions	$29.8	68%	$20.8	67%
Optical Systems	14.2	32%	10.3	33%

Total	$44.0	100%	$31.1	100%

Net revenues for the three months ended September 30, 2011 increased 41% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 43% and in Optical Systems segment revenues of 38%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in instruments of $5.9 million, OEM heads of $1.4 million and lithography stage metrology of $1.0 million. There was an increase in all our geographic areas, especially China. The increase in the Optical Systems segment revenues was primarily due to the addition of $3.7 million of revenue from our EPO group.

Revenues from two major customers accounted for 21% of the revenues for the three months ended September 30, 2011. Revenues from one of these major customers also accounted for 11% of the revenues for the three months ended September 30, 2010. Revenues from these customers were included in both of our segments.

Revenues in U.S. dollars for the three months ended September 30, 2011 and 2010 were approximately 85% and 79% of total net revenues, respectively. The remaining 15% and 21%, respectively, were in Yen, Yuan, Euro or Canadian dollar. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended September 30
Metrology Solutions	$17.4	58%	$11.1	53%
Optical Systems	4.2	30%	3.1	30%

Total	$21.6	49%	$14.2	46%

Gross margin for the three months ended September 30, 2011 was 49%, which represents an increase of three percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the three months ended September 30, 2011 compared with the prior year period was primarily due to increased volume of instruments business compared with the prior year on a similar overhead cost base. We continue to apply lean manufacturing initiatives in an effort to improve our manufacturing operations. The gross margin of the Optical Systems segment for the three months ended September 30, 2011 compared with the prior year period remained the same at 30%, with the addition of higher margin products from our EPO group offsetting margin decreases in the contract manufacturing operations.

Selling, General and Administrative Expenses (“SG&A”)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$9.5	22%	$7.2	23%

SG&A expenses increased in the three months ended September 30, 2011 by $2.3 million from the comparable prior year period. The increase is primarily due to an increase in employee compensation expenses, which included performance-based programs and costs related to increased headcount.

Research, Development and Engineering Expenses (“RD&E”)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$4.1	9%	$3.4	11%

RD&E for the three months ended September 30, 2011 increased by $0.7 million compared with the prior year period. Overall, spending as a percentage of sales decreased due to increased sales volume. The addition of our EPO group contributed $0.2 million to RD&E in the first quarter of fiscal 2012. Our product development efforts will continue across all product lines.

Other Income (Expense)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$(0.3)	1%	$0.2	1%

Other income (expense) for the three months ended September 30, 2011 decreased by $0.5 million over the prior year balance, primarily due to a $0.2 million unrealized loss in a mutual fund related to our deferred compensation program and interest expense of $0.2 million related to the future consideration in connection with our acquisition of ASML US, Inc.’s Richmond, California assets.

Income Tax Expense
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$(0.8)	10%	$(0.6)	17%

The effective income tax rates of 10% and 17% for the quarters ended September 30, 2011 and 2010, respectively, differ from the domestic statutory rate principally due to available net operating loss (“NOL”) carryforwards and the valuation allowances on these NOL’s and from foreign tax rates, which are overall lower than in the U.S. The fiscal 2012 income tax rate was lower than the fiscal 2011 rate due to a higher percentage of our income being derived from U.S. operations than in the prior year, enabling us to utilize more of our NOL carryforwards.

In 2010, we established a valuation allowance against substantially all our net deferred assets based upon the consideration of all available evidence. As of September 30, 2011, we have concluded that we should continue to maintain valuation allowances on substantially all of our net deferred tax assets. In future periods, the valuation allowances could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

Earnings from Discontinued Operations, net of tax
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$—	0%	$0.1	0%

The earnings from discontinued operations for the three months ended September 30, 2010 of $0.1 was due to final adjustments related to the closure of our Singapore IC packaging operations of our Vision Systems product line.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4.8 million and $3.5 million (11% of net revenues each) for the three months ended September 30, 2011 and 2010, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2011 and June 30, 2011, there were, in the aggregate, $2.1 million and $2.6 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is our cash reserves and operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses and the availability of bank lines of credit.

At September 30, 2011, cash and short-term marketable securities were $63.9 million, an increase of $2.9 million from $61.0 million at June 30, 2011, of which $14.5 million is located in foreign jurisdictions subject to repatriation restrictions. Our short-term marketable securities consists of $1.0 million in a United States Treasury Bill. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, was $19.9 million as of September 30, 2011. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flows provided by operating activities from continuing operations for the three months ended September 30, 2011 of $5.0 million was primarily due to an increase in net earnings and a reduction in inventory partially offset by a decrease in accrued expenses and an increase in accounts receivable. The reduction in inventory is primarily related to large shipments of our products in the quarter and inventory management. The decrease in accrued expenses is primarily related to payments for incentive compensation and profit-sharing programs. Accounts receivable increased $1.8 million from June 30, 2011 and $9.9 million from September 30, 2010 and days sales outstanding on accounts receivable increased to 65 days at September 30, 2011 from 63 days at June 30, 2011 and 62 days at September 30, 2010 primarily due to timing of increased shipments in the quarter.

Cash flows used for investing activities for the three months ended September 30, 2011 of $0.4 million was related to the purchase of property, plant and equipment.

Cash flows used for financing activities in the three months ended September 30, 2011 of $0.9 million remained essentially flat compared with the prior year period. For the three months ended September 30, 2011, there were dividend payments of $0.7 million to a noncontrolling interest and $0.3 million for the repurchase of restricted stock, partially offset by an increase of $0.1 million in proceeds from stock option exercises.

We currently have no lines of credit. In the future, if the need for debt or credit lines arises there is no assurance that we would be able to secure such financing. We believe we have sufficient cash flows from operations and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2011. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission (the “2011 Annual Report”) for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011 includes a listing of risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2011; however, the risks described in our 2011 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2011 - July 31, 2011	—	n/a	—	$5.0
August 1, 2011 - August 31, 2011	30,448	$9.83	—	$5.0
September 1, 2011 - September 30, 2011	—	n/a	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2011, there were no repurchases of common stock in the open market. These historical share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

101. INS* XBRL Instance Document

101. SCH* XBRL Taxonomy Extension

101. CAL* XBRL Taxonomy Extension Calculation Linkbase

101. DEF* XBRL Taxonomy Extension Definition Linkbase

101. LAB* XBRL Taxonomy Extension Label Linkbase

101. PRE* XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 9, 2011

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

101. INS* XBRL Instance Document

101. SCH* XBRL Taxonomy Extension

101. CAL* XBRL Taxonomy Extension Calculation Linkbase

101. DEF* XBRL Taxonomy Extension Definition Linkbase

101. LAB* XBRL Taxonomy Extension Label Linkbase

101. PRE* XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.