Form 10-Q
period 2011-12-31
ZYGO CORP
filed 2012-02-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ___________________________________________

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

18,097,816 shares of Common Stock, $.10 Par Value, at February 1, 2012

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “strategy,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in net revenues to our major customers; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product developments; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to business acquisitions, including the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California facility and integration of the businesses and employees; the risk related to the Company’s recent changes to senior management; and the risks associated with the recovery from the recent earthquake, tsunami and nuclear disaster in Japan and its impact on our customers, suppliers and operations.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

		Three Months Ended December 31,		Six Months Ended December 31,

		2011	2010	2011	2010

	Net revenues	$40,040	$36,086	$84,032	$67,205
	Cost of goods sold	20,398	19,192	42,773	36,108

	Gross profit	19,642	16,894	41,259	31,097

	Selling, general and administrative expenses	8,107	8,257	17,570	15,468
	Research, development and engineering expenses	4,087	3,768	8,149	7,133

	Operating profit	7,448	4,869	15,540	8,496

	Other income (expense)
	Gain on acquisition	—	1,289	—	1,289
	Miscellaneous income (expense), net	132	43	(198)	224

	Total other income (expense)	132	1,332	(198)	1,513

	Earnings from continuing operations before income taxes, including noncontrolling interests	7,580	6,201	15,342	10,009
	Income tax expense	(823)	(111)	(1,609)	(754)

	Net earnings from continuing operations	6,757	6,090	13,733	9,255

	Net earnings from discontinued operations, net of tax	—	—	—	91

	Net earnings including noncontrolling interests	6,757	6,090	13,733	9,346
	Less: Net earnings attributable to noncontrolling interests	579	316	1,086	844

	Net earnings attributable to Zygo Corporation	$6,178	$5,774	$12,647	$8,502

Basic -	Earnings per share attributable to Zygo Corporation
	Continuing operations	$0.34	$0.33	$0.71	$0.47
	Discontinued operations	—	—	—	0.01

	Net earnings per share	$0.34	$0.33	$0.71	$0.48

Diluted -	Earnings per share attributable to Zygo Corporation
	Continuing operations	$0.33	$0.32	$0.68	$0.47
	Discontinued operations	—	—	—	0.01

	Net earnings per share	$0.33	$0.32	$0.68	$0.48

	Weighted average shares outstanding
	Basic shares	17,930	17,596	17,865	17,554

	Diluted shares	18,631	17,993	18,503	17,862

	Amounts Attributable to Zygo Corporation
	Net earnings from continuing operations attributable to Zygo Corporation	$6,178	$5,774	$12,647	$8,411
	Discontinued operations, net of tax	—	—	—	91

	Net earnings attributable to Zygo Corporation	$6,178	$5,774	$12,647	$8,502

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	December 31, 2011	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$82,184	$60,039
Marketable securities	1,000	1,000
Receivables, net of allowance for doubtful accounts of $987 and $1,399, respectively	27,465	31,424
Inventories	24,625	28,379
Prepaid expenses and other	1,621	1,745

Total current assets	136,895	122,587

Marketable securities	777	980
Property, plant and equipment, net	29,123	30,195
Intangible assets, net	5,488	5,842

Total assets	$172,283	$159,604

Liabilities and Equity
Current liabilities:
Accounts payable	$5,937	$7,120
Progress payments, deferred revenue and billings in excess of costs and estimated earnings	7,455	4,706
Accrued salaries and wages	5,636	8,636
Other accrued liabilities	6,265	6,093
Income taxes payable	796	550
Current liabilities of discontinued operations	141	281

Total current liabilities	26,230	27,386

Other long-term liabilities	2,984	4,131

Commitments and contingencies

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 20,272,508 shares issued (19,985,631 at June 30, 2011); 18,019,620 shares outstanding (17,763,346 at June 30, 2011)	2,027	1,999
Additional paid-in capital	172,174	168,662
Accumulated deficit	(8,118)	(20,765)
Accumulated other comprehensive income:
Currency translation effects	215	1,197
Treasury stock, at cost, 2,252,888 shares (2,222,285 at June 30, 2011)	(26,675)	(26,373)

Total stockholders’ equity - Zygo Corporation	139,623	124,720
Noncontrolling interests	3,446	3,367

Total equity	143,069	128,087

Total liabilities and equity	$172,283	$159,604

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Six Months Ended December 31,

	2011	2010

Cash provided by operating activities:
Net earnings including noncontrolling interests	$13,733	$9,346
Adjustments to reconcile net earnings to cash provided by operating activities from continuing operations:
Earnings from discontinued operations	—	(91)
Depreciation and amortization	2,921	3,102
Gain on acquisition, net of tax	—	(1,289)
Deferred income taxes	—	(725)
Provision for doubtful accounts	(280)	(257)
Compensation cost related to share-based payment arrangements	2,318	1,882
Excess tax benefits from share-based payment arrangements	(298)	(21)
Other	102	(437)
Changes in operating accounts:
Receivables	4,065	(7,993)
Inventories	3,677	665
Prepaid expenses and other current assets	113	1,348
Accounts payable, accrued expenses and taxes payable	(1,926)	587

Net cash provided by operating activities from continuing operations	24,425	6,117

Net cash used for operating activities from discontinued operations	(141)	(197)

Cash used for investing activities:
Additions to property, plant and equipment	(1,677)	(556)
Purchase of marketable securities	(999)	(999)
Additions to intangibles	(89)	(264)
Acquisitions	—	(7,142)
Proceeds from the sale and maturity of marketable securities	1,086	1,043
Proceeds from the sale of other assets	—	35

Net cash used for investing activities	(1,679)	(7,883)

Cash provided by (used for) financing activities:
Dividend payment to noncontrolling interest	(746)	(721)
Excess tax benefits from share-based payment arrangements	298	21
Repurchase of restricted stock	(301)	(282)
Exercise of employee stock options	1,221	739

Net cash provided by (used for) financing activities	472	(243)

Effect of exchange rate changes on cash and cash equivalents	(932)	775

Net increase (decrease) in cash and cash equivalents	22,145	(1,431)
Cash and cash equivalents, beginning of period	60,039	46,536

Cash and cash equivalents, end of period	$82,184	$45,105

Supplemental Cash Flow Information

Net cash paid for income taxes was $1,318 for six months ended December 31, 2011. Net income tax refunds amounted to $261 for the six months ended December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at December 31, 2011, the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011, including items incorporated by reference therein.

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

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related revenue being recognized in our financial statements. These advance payments are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the condensed consolidated balance sheet. Generally, these progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in progress payments, deferred revenue and billings in excess of costs and estimated earnings until our applicable revenue recognition criteria have been met.

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. Billings in excess of costs and earnings are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the condensed consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement.
•	Both the Company and the customer are expected to satisfy all contractual obligations; and,
•	Reasonably reliable estimates of total revenue, total cost and the progress toward completion can be made.

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit from the customer before a shipment is made. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Guidance Not Yet Adopted
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to our fiscal periods beginning and subsequent to January 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net earnings or other comprehensive income under current US GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal periods beginning and subsequent to July 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our consolidated financial statements.

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

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It was applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2: Discontinued Operations

We discontinued the Singapore IC packaging operations of our Vision Systems product line in fiscal 2010. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s condensed consolidated financial statements as discontinued operations. In addition, adjustments were made to the carrying value of assets held for sale if the carrying value exceeded their estimated fair value less cost to sell. We recognized $91 of income from discontinued operations in the six months ended December 31, 2010.

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Accrued expenses and other current liabilities	$141	$281

Current liabilities of discontinued operations	$141	$281

Note 3: Acquisitions

Richmond, California

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of their Richmond, California operations (“Richmond asset acquisition”), including a 55,300 square-foot manufacturing facility. This acquisition expanded our optical manufacturing capabilities. The assets were acquired for $12,475, of which $7,142 was in cash, and the balance was future consideration, with a net present value of $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount. In addition, we hired key management and employees working at the Richmond facility. These activities resulted in a newly formed operation known as the Extreme Precision Optics group (“EPO”) which is included in our Optical Systems segment. On June 30, 2011, we recorded a final valuation adjustment that increased both property, plant and equipment and gain on acquisition by $7.

This transaction met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the purchase method of accounting. ASC 805 defines the three elements of a business as Input, Process and Output. As a result of the acquisition of substantially all the Richmond facility assets, Zygo acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and intellectual property needed in the process to manufacture the product. The ASML employees hired by Zygo in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, we determined that the Richmond asset acquisition should be accounted for as a business acquisition.

The results of EPO are included in our consolidated statements of operations from the acquisition date. Zygo performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities at November 12, 2010. The fair value exercise was completed at June 30, 2011. The following table summarizes the consideration paid for the business and the final fair values of the assets acquired at the date of acquisition:

Final Fair Value as of June 30, 2011

Consideration:
Cash	$7,142
Future consideration	5,333

Purchase Price	$12,475

Assets Acquired:
Inventories	$2,399
Property, plant and equipment	11,474
Technology and customer relationships	623

Total assets	14,496

Less gain on acquisition	2,021

Purchase Price	$12,475

In addition to recording the fair values of the assets acquired and the future consideration liability, we also recorded a gain on acquisition of $2,014 in the three months ended December 31, 2010 and an additional $7 in the three months ended June 30, 2011 in the consolidated statement of operations within gain on acquisition in accordance with ASC 805 using the purchase method of accounting. The gain on acquisition was primarily due to the difference between market value of the acquired real estate and its book value and the desire of ASML to sell the assets. In addition, a deferred tax liability of $725 was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1,296 by June 30, 2011. We maintain a full valuation allowance on our net deferred tax assets. Therefore, we recorded a tax benefit to reduce the valuation allowance to the net deferred tax asset balance. Prior to recording the gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, we also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

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

During the three and six months ended December 31, 2010, the EPO operations contributed revenue and net earnings of $2,496 and $539, respectively. Acquisition related expenses of $126 and $406 were recognized in administration expense for the three and six months ended December 31, 2010, respectively.

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

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2010. All acquired intangible assets were valued by the income approach and are being amortized over their initial estimated useful lives of five years for both customer relationships and technology, in both instances with no estimated residual values. We test our intangible assets for impairment annually.

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

The following table summarizes the accrual balances and utilization by cost type and restructuring payment activity for the six months ended December 31, 2011 and 2010:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2011	$—	$33	$33
Payments	—	(33)	(33)

Balance at December 31, 2011	$—	$—	$—

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(241)	(96)	(337)

Balance at December 31, 2010	$49	$131	$180

There were no restructuring charges in the six months ended December 31, 2011 and the twelve months ended June 30, 2011. The cumulative amount of restructuring charges incurred to date was $2,819, of which $2,158 was related to severance and $661 related to facility consolidation costs.

Note 5: Earnings Per Share

For the three and six months ended December 31, 2011, outstanding stock options and restricted stock awards for 310,966 and 362,490 shares (for the three and six months ended December 31, 2010, 1,316,888 and 1,711,206 shares) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Basic weighted average shares outstanding	17,930,226	17,596,321	17,864,990	17,554,229
Dilutive effect of stock options and restricted shares	701,257	396,348	638,319	307,966

Diluted weighted average shares outstanding	18,631,483	17,992,669	18,503,309	17,862,195

Note 6: Comprehensive Income

The following table sets forth comprehensive income within stockholders’ equity and noncontrolling interests for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,

	2011			2010

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity

Equity, beginning of period	$124,720	$3,367	$128,087	$98,403	$2,193	$100,596
Comprehensive income:
Net earnings	12,647	1,086	13,733	8,502	844	9,346
Foreign currency translation effect	(982)	(261)	(1,243)	1,112	199	1,311

Total other comprehensive income	11,665	825	12,490	9,614	1,043	10,657

Share based compensation	2,318	—	2,318	1,882	—	1,882
Repurchase of restricted stock	(301)	—	(301)	(282)	—	(282)
Exercise of employee stock options and related tax effect	1,221	—	1,221	739	—	739
Dividends attributable to noncontrolling interests	—	(746)	(746)	—	(822)	(822)

Equity, end of period	$139,623	$3,446	$143,069	$110,356	$2,414	$112,770

Note 7: Marketable Securities

Marketable securities consisted of a government agency security and mutual funds consisting primarily of corporate securities as of December 31, 2011 and June 30, 2011. The Company classifies these securities as held-to-maturity and trading. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At December 31, 2011 and June 30, 2011, the held-to-maturity securities consisted of a government treasury bill. We have both the intent and the ability to hold the government treasury bill to maturity. The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities at December 31, 2011 and June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2011
Government treasury bill	$1,000	$—	$—	$1,000

At June 30, 2011
Government treasury bill	$1,000	$—	$—	$1,000

Trading securities consist of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2011 and 2010, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at December 31, 2011 and 2010:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

December 31, 2011
Mutual Fund	$980	$17	$(134)	$—	$(86)	$777

December 31, 2010
Mutual Fund	$922	$166	$—	$—	$(43)	$1,045

Maturities of investment securities classified as held-to-maturity at December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011		June 30, 2011

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,000	$1,000	$1,000	$1,000

There were no securities in a continuous unrealized loss position at December 31, 2011 and June 30, 2011.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and June 30, 2011:

Assets and Liabilities Measured at Fair Value:
		Fair value measurements at December 31, 2011

	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	777	777	—	—
Foreign currency hedge	(12)	—	(12)	—

Total	$20,695	$20,707	$(12)	$—

Assets and Liabilities Measured at Fair Value:
		Fair value measurements at June 30, 2011

	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	980	980	—	—
Foreign currency hedge	(82)	—	(82)	—

Total	$20,828	$20,910	$(82)	$—

When available, the Company uses quoted market prices to determine the fair value of its assets and liabilities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities.

Note 9: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2011 and 2010 of $1,089 and $935, respectively, with a related tax benefit of $392 and $336, respectively. We also recorded share-based compensation expense for the six months ended December 31, 2011 and 2010 of $2,318 and $1,882, respectively, with a related tax benefit of $835 and $677, respectively.

Stock Options
We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended December 31, 2011 was $9.49. During the three months ended December 31, 2010, there were no stock options awarded. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended December 31, 2011 and 2010 was $7.11 and $2.99, respectively. During the three months ended December 31, 2011, we issued stock options for an aggregate of 2,000 shares of common stock. During the six months ended December 31, 2011 and 2010, we issued stock options for an aggregate of 223,062 and 50,000 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Term	6.6 Years	n/a	6.6 Years	4.1 Years
Volatility	59.5%	n/a	59.5%	45.7%
Dividend yield	0.0%	n/a	0.0%	0.0%
Risk-free interest rate	1.5%	n/a	1.5%	1.1%

Restricted Stock
Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2011 and 2010, an aggregate of 30,909 and 258,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $16.91 and $10.67, respectively. During the six months ended December 31, 2011 and 2010, an aggregate of 146,412 and 289,000 shares, respectively, of restricted stock units were issued at a weighted average grant price of $13.24 and $10.38, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 10: Receivables

The following table sets forth the components of accounts receivable at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Trade	$27,994	$32,515
Other	458	308

	28,452	32,823
Allowance for doubtful accounts	(987)	(1,399)

	$27,465	$31,424

Note 11: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Raw materials and manufactured parts	$12,503	$13,265
Work in process	8,981	10,742
Finished goods	3,141	4,372

	$24,625	$28,379

Note 12: Property, Plant and Equipment

Property, plant and equipment are stated at cost less impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011	Estimated Useful Life (Years)

Land and improvements	$2,930	$2,930	—
Building and improvements	21,284	21,265	15-40
Machinery, equipment and office furniture	58,815	58,157	3-8
Leasehold improvements	985	989	1-5
Construction in progress	644	357	—

	84,658	83,698
Accumulated depreciation	(55,535)	(53,503)

	$29,123	$30,195

Depreciation expense was $1,259 and $1,352 for the three months ended December 31, 2011 and 2010, respectively, and $2,502 and $2,609 for the six months ended December 31, 2011 and 2010, respectively.

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

The following table sets forth a reconciliation of the accrued warranty liability, included in other accrued liabilities in the condensed consolidated balance sheets:

	Six Months Ended December 31,

	2011	2010

Beginning balance	$1,333	$1,360
Reductions for payments made	(529)	(565)
Changes in accruals related to pre-existing warranties	(103)	216
Changes in accruals related to warranties made in the current period	552	250

Ending balance	$1,253	$1,261

Note 14: Intangible Assets

Intangible assets includes patents and trademarks, customer relationships and technology and a covenant not-to-compete. The cost of patents and trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of December 31, 2011, current liabilities includes $67 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

The following table sets forth the components of intangible assets, as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Patents and trademarks	$6,821	$6,774
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	851	851

	9,835	9,788
Accumulated amortization	(4,347)	(3,946)

Total	$5,488	$5,842

Amortization expense related to intangibles was $419 and $493 for the six months ended December 31, 2011 and 2010, respectively. This amortization expense related to intangible assets is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of December 31, 2011, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Six months ending June 30, 2012	$404
Fiscal year ending June 30, 2013	821
Fiscal year ending June 30, 2014	731
Fiscal year ending June 30, 2015	723
Fiscal year ending June 30, 2016	573
Fiscal year ending June 30, 2017	383
Thereafter	1,853

Total	$5,488

Note 15: Segment and Major Customer Information

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we reported our segments as Metrology and Optics. Our Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom-engineered solutions used in the semiconductor, research, defense and industrial markets. Our Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, defense, life sciences and research markets. The chief operating decision-maker uses this information to allocate resources.

The following table sets forth segment net revenues, gross profit and gross margin for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Metrology Solutions
Net revenues	$25,479	$23,568	$55,321	$44,417
Gross profit	$15,057	$13,681	$32,440	$24,791
Gross margin	59%	58%	59%	56%

Optical Systems
Net revenues	$14,561	$12,518	$28,711	$22,788
Gross profit	$4,585	$3,213	$8,819	$6,306
Gross margin	31%	26%	31%	28%

Total
Net revenues	$40,040	$36,086	$84,032	$67,205
Gross profit	$19,642	$16,894	$41,259	$31,097
Gross margin	49%	47%	49%	46%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Americas	$22,170	$19,571	$46,461	$36,480
Japan	5,692	7,911	12,479	13,793
China	3,823	1,308	9,903	4,079
Europe	5,834	4,766	10,105	8,376
Pacific Rim	2,521	2,530	5,084	4,477

Total	$40,040	$36,086	$84,032	$67,205

Revenues from two customers accounted for 14% and 11% of the revenues for the three months ended December 31, 2011 (12% and 11% of the revenues for the six months ended December 31, 2011). Revenues from one customer accounted for 10% of the revenues for the three and six months ended December 31, 2010. Revenues from these customers were included in both of our segments.

Note 16: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,259 and $3,482 (11% and 10% of net revenues, respectively) for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, sales to Canon amounted to $9,053 and $6,953 (11% and 10% of net revenues, respectively.) Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2011 and June 30, 2011, there were, in the aggregate, $2,874 and $2,572, respectively, of trade accounts receivable from Canon.

Note 17: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. The contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in miscellaneous income. The contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of December 31, 2011, there were five currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $2,190. These foreign currency hedges are not designated as hedging instruments. For the three months ended December 31, 2011 and 2010, we recognized net unrealized gains of $39 and net unrealized losses of $29, respectively, from foreign currency forward contracts. For the six months ended December 31, 2011 and 2010, we recognized net unrealized gains of $70 and net unrealized losses of $26, respectively, from foreign currency forward contracts. These unrealized gains and losses are essentially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2011 and 2010:

Derivatives not designated as hedging instruments			Balance Sheet Location

December 31, 2011	Number of foreign exchange contracts:	5	Prepaid expenses and other	$11

			Other accrued liabilities	$23

December 31, 2010	Number of foreign exchange contracts:	7	Other accrued liabilities	$97

Note 18: Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,

	2011		2010		2011		2010

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$823	11%	$111	2%	$1,609	10%	$754	8%

Income tax expense for the three and six months ended December 31, 2011 and 2010 related primarily to foreign and state income tax expense. There was no current United States (“U.S.”) federal income tax expense due to our net operating loss (“NOL”) carryforwards and the valuation allowance on those NOL’s. During fiscal 2011, we also recognized $725 of tax benefit from an adjustment of valuation allowances on our deferred tax assets associated with the Richmond asset acquisition. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOL’s and credits arising from any of those years. Those years are subject to audit at the time the NOL or credit is utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

We utilize the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company’s review of all positive and negative evidence, including our three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at December 31, 2011. In the future, if we determine that it is more likely than not that we will realize our U.S. net deferred tax assets, we will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period during which such determination is made.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three and six months ended December 31, 2011, we recognized additional liability of $523 for changes in our tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

Note 19: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of our business.

We are aware of certain levels of environmental contamination that are below reportable levels on one of our properties. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. At this time, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record a reserve for the exposure related to the environmental contamination when and if it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether or not a claim has been asserted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. We conduct the majority of our manufacturing in our 153,500 square foot facility in Middlefield, Connecticut, our 55,300 square foot facility in Richmond, California, and our 22,560 square foot facility in Tucson, Arizona.

Bookings for the second quarter of fiscal 2012 were $48.8 million, an increase of 5% compared with bookings of $46.4 million in the second quarter of fiscal 2011 (which included $7.1 million of backlog associated with the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California operations (“Richmond asset acquisition”) and an increase of 14% from the first quarter of fiscal 2012 bookings of $42.9 million. Bookings for the Metrology Solutions Division were 54% of the total; Optical Systems Division bookings were 46%. Backlog increased to $69.7 million at December 31, 2011, compared with $59.0 million at December 31, 2010, and $60.9 million at September 30, 2011.

We are seeing significant increased opportunities in the Optics markets we serve. Optical Systems Division bookings for the second quarter of fiscal 2012 included an agreement, valued at more than $9.0 million, with the College of Nanoscale Science and Engineering (“CNSE”) in conjunction with the SEMATECH consortium of leading semiconductor chipmakers, the majority of the revenue from which is expected to be recognized within the next twelve months. Under this contract, we will be working with leading semiconductor chip manufacturing companies on a program intended to aid researchers in extending semiconductor lithography resolution to less than 16 nanometers through the development of a next generation Extreme Ultraviolet (“EUV”) Micro Exposure Tool in support of EUV resist and EUV mask technology developments. In addition, during the same period, we also received a $4.0 million order from a major medical device manufacturer to produce high precision assemblies used in an ophthalmic medical device. We believe that there continue to be opportunities in the Optics markets, although there is no assurance we will be successful in capitalizing on these opportunities.

Cash and cash equivalents increased to $82.2 million during the six months ended December 31, 2011, an increase from $60.0 million at June 30, 2011 as a result of operating profits and disciplined working capital management. This increase included cash flow from operations of $24.4 million in the six months of fiscal 2012. Cash flow from operations benefited from the operating income and significant decrease in accounts receivable and inventories. We anticipate continued growth in our cash balances for the second half of fiscal 2012, although the actual amount of the cash increase will be affected, among other things, by the timing of the payments for products shipped in the ensuing quarters. In addition, similarly sized decreases in accounts receivables and inventories are not expected.

Net earnings of $6.2 million, or $0.33 per diluted share, for the second quarter of fiscal 2012 increased by 7% over net earnings of $5.8 million, or $0.32 per diluted share, recorded in the second quarter of fiscal 2011. The second quarter of fiscal 2011 earnings included a gain of $0.11 per diluted share, net of tax, attributable to the Richmond asset acquisition. Net earnings of $12.6 million, or $0.68 per diluted share, for the first six months of fiscal 2012 increased by 49% compared with the prior year period’s net earnings of $8.5 million, or $0.48 per diluted share. The increase in the net earnings for both the three and six months of fiscal 2012 was driven by volume increases in most of our product lines and due to the additional revenue generated from our EPO group which began operations during the second quarter of fiscal 2011with the Richmond asset acquisition. In addition, our gross margin exceeded 49% for the second consecutive quarter and have exceeded 45% for the last six quarters.

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

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related revenue being recognized in our financial statements. These advance payments are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the condensed consolidated balance sheet. Generally, these progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in progress payments, deferred revenue and billings in excess of costs and estimated earnings until our applicable revenue recognition criteria have been met.

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. Billings in excess of costs and earnings are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the condensed consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement.
•	Both the Company and the customer are expected to satisfy all contractual obligations; and,
•	Reasonably reliable estimates of total revenue, total cost, and the progress toward completion can be made.

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit from the customer before a shipment is made. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Recent Accounting Guidance Not Yet Adopted
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to our fiscal periods beginning and subsequent to January 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net earnings or other comprehensive income under current US GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal periods beginning and subsequent to July 1, 2012. We are currently evaluating this guidance, but do not expect its adoption to have a material effect on our consolidated financial statements.

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

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It was applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended December 31

Metrology Solutions	$25.5	64%	$23.6	65%
Optical Systems	14.5	36%	12.5	35%

Total	$40.0	100%	$36.1	100%

Six months ended December 31

Metrology Solutions	$55.3	66%	$44.4	66%
Optical Systems	28.7	34%	22.8	34%

Total	$84.0	100%	$67.2	100%

Net revenues for the three months ended December 31, 2011 increased 11% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 8% and in Optical Systems segment revenues of 16%. The increase in Metrology Solutions segment net revenues of $1.9 million was primarily due to a volume increase in instruments of $2.4 million, and increases in other product lines of $0.6 million, partially offset by a decrease in lithography revenues of $1.1 million. Instrument revenues increased on the growth of our China region. The decrease in lithography revenues is attributable to the decline in semiconductor capital market expenditures. The increase in the Optical Systems segment revenues was primarily due to having a full quarter volume of revenue from our Extreme Precision Optics (“EPO”) group, which was formed in November 2010, resulting in a year over year increase of $3.4 million. The increase from the EPO group was partially offset by $1.7 million decrease in contract manufacturing revenue, primarily related to the completion in fiscal 2011of a large order for Advanced Helmet Mounted Display (“HMD”) units.

Net revenues for the six months ended December 31, 2011 increased 25% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 25% and in Optical Systems segment revenues of 26%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in instruments of $8.2 million and OEM heads of $1.8 million. The increase in the Optical Systems segment revenues was primarily due to an increase of $7.1 million of revenue from our EPO group, which was in operation for the full six month period as compared with 1 ½ months in the prior year period. This increase was partially offset by $1.1 million decrease in contract manufacturing, primarily related to the completion in fiscal 2011 of a large order for HMD units. Net revenues increased $16.8 million with increased contributions from nearly all our geographic areas. The Americas region, which accounted for $10.0 million of the increase, primarily due to the addition of the EPO business, and China accounted for $5.8 million of the increase in revenues on the strength of instrument revenues.

Revenues from two customers accounted for 14% and 11% of the revenues for the three months ended December 31, 2011 (12% and 11% of the revenues for the six months ended December 31, 2011). Revenues from one customer accounted for 10% of the revenues for the three and six months ended December 31, 2010. Revenues from these customers were included in both of our segments.

Revenues in U.S. dollars for the three months ended December 31, 2011 and 2010 were approximately 79% and 71% of total net revenues, respectively. Revenues in U.S. dollars for the six months ended December 31, 2011 and 2010 were approximately 82% and 72% of total net revenues, respectively. The balance of revenue was denominated in Yen, Yuan, and Euro. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended December 31
Metrology Solutions	$15.0	59%	$13.7	58%
Optical Systems	4.6	32%	3.2	26%

Total	$19.6	49%	$16.9	47%

Six months ended December 31
Metrology Solution	$32.5	59%	$24.8	56%
Optical Systems	8.8	31%	6.3	28%

Total	$41.3	49%	$31.1	46%

Gross margin for the three months ended December 31, 2011 was 49%, which represents an increase of two percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the three months ended December 31, 2011 compared with the prior year period was primarily due to increased volume and favorable product mix toward higher margin products within the instruments business compared with the prior year, on a similar overhead cost base. The gross margin of the Optical Systems segment for the three months ended December 31, 2011 increased by six percentage points compared with the prior year period, primarily due to higher margin products and increased volume from our EPO group, which was in operation for the full three month period compared with 1½ months in the prior year period. We continue to apply lean manufacturing initiatives in an effort to improve our manufacturing operations.

Gross margin for the six months ended December 31, 2011 was 49%, which represents an increase of three percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the six months ended December 31, 2011 compared with the prior year period was primarily due to increased volume and favorable product mix within the instruments business due to a number of large custom systems during the current six month period compared with the prior year. The gross margin of the Optical Systems segment for the six months ended December 31, 2011 increased by three percentage points compared with the prior year period, primarily through increased efficiencies in our optical components factory and higher margin products and increased volume from our EPO group, which was in operation for the full six month period as compared with 1 ½ months in the prior year period.

Selling, General and Administrative Expenses (“SG&A”)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$8.1	20%	$8.3	23%
Six months ended December 31	$17.6	21%	$15.5	23%

SG&A expenses decreased in the three months ended December 31, 2011 by $0.2 million from the comparable prior year period. The decrease was primarily due to a decrease in performance-based compensation programs partially offset by increases in employee expenses, including salaries and wages and benefit costs related to increased headcount.

SG&A expenses increased in the six months ended December 31, 2011 by $2.1 million from the comparable prior year period. The increase was primarily due to employee compensation expenses related to increased headcount, which accounted for $1.8 million of the increase, and increased selling expenses ($0.4 million of the increase) partially offset by the absence in the current year of acquisition related expenses.

Research, Development and Engineering Expenses (“RD&E”)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$4.1	10%	$3.8	10%
Six months ended December 31	$8.1	10%	$7.1	11%

RD&E for the three months ended December 31, 2011 increased by $0.3 million compared with the prior year period. The increase was primarily due to the increases in spending in our lithography product line and EPO group. RD&E spending in the quarter ended December 31, for both years was 10% of net revenues. These product development efforts were across all product lines.

RD&E for the six months ended December 31, 2011 increased by $1.0 million compared with the prior year period. The increase was primarily due to spending in our lithography product line and EPO group. Overall, spending as a percentage of net revenues was approximately 10% and 11% in the six months ended December 31, 2011 and 2010, respectively.

Other Income (Expense)
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$0.1	0%	$1.3	4%
Six months ended December 31	$(0.2)	0%	$1.5	2%

Other income (expense) for the three and six months ended December 31, 2011 decreased by $1.2 million and $1.7 million, respectively, over the comparable prior year primarily due to the purchase gain of $2.0 million on the Richmond asset acquisition recorded in the second quarter of fiscal 2011. Additionally, during the six months ended December 31, 2011, interest expense of $0.3 million was recorded on the payment of the future consideration as part of the acquisition.

Income Tax Expense
	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended December 31	$0.8	11%	$0.1	2%
Six months ended December 31	$1.6	10%	$0.8	8%

Income tax expense for the three and six months ended December 31, 2011 and 2010 included income taxes in state and foreign jurisdictions. The effective tax rate is lower than the statutory United States (“U.S.”) rate due to no U.S. federal income tax expense for the three and six months ended December 31, 2011 and 2010 as a result of having valuation allowances on deferred tax assets, including net operating loss carry-forwards in the United States. Income tax expense for the three and six months ended December 31, 2010 also included an income tax benefit of $0.7 million from an adjustment of valuation allowances on our deferred tax assets associated with the Richmond asset acquisition.

In fiscal 2009, we established a valuation allowance against substantially all our net deferred assets based upon the consideration of all available evidence. As of December 31, 2011, we have concluded that we should continue to maintain valuation allowances on substantially all of our net deferred tax assets. In future periods, the valuation allowances could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4.3 million and $3.5 million (11% and 10% of net revenues, respectively) for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, sales to Canon amounted to $9.1 million and $7.0 million (11% and 10% of net revenue, respectively.) Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2011 and June 30, 2011, there were, in the aggregate, $2.9 million and $2.6 million, respectively, of trade accounts receivable from Canon.

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

At December 31, 2011, cash, cash equivalents and short-term marketable securities were $83.2 million, an increase of $22.2 million from $61.0 million at June 30, 2011, of which $15.5 million is located in foreign jurisdictions subject to repatriation restrictions. Our short-term marketable securities consists of $1.0 million in a United States Treasury Bill. The cash equivalents balance in our money market account, that is invested primarily in U.S. government securities, was $19.9 million as of December 31, 2011. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flows provided by operating activities from continuing operations for the six months ended December 31, 2011 of $24.4 million was primarily due to an increase in net earnings and reductions in accounts receivables and inventories. Accounts receivable decreased $4.0 million from June 30, 2011 and $5.8 million from September 30, 2011. Days sales outstanding on accounts receivable decreased to 58 days at December 31, 2011 compared to 65 days at September 30, 2011 and 63 days at June 30, 2011 primarily due to collection activities, including a reduction of overdue balances and the application of progress payments. The inventory reduction of $3.7 million is primarily due to disciplined inventory management and the completion of several large orders.

Cash flows used for investing activities for the six months ended December 31, 2011 of $1.7 million was related to the purchase of property, plant and equipment.

Cash flows provided by financing activities in the six months ended December 31, 2011 was $0.5 million. For the six months ended December 31, 2011, there were $1.2 million in proceeds from stock option exercises, partially offset by dividend payments of $0.7 million to a noncontrolling interest.

We currently have no lines of credit. In the future, if the need for debt or credit lines arises, there is no assurance that we would be able to secure such financing. We believe we have sufficient cash flows from operations and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended December 31, 2011. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission (the “2011 Annual Report”) for a discussion of our exposure to market risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2011, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2011 - October 31, 2011	155	$12.83	—	$5.0
November 1, 2011 - November 30, 2011	—	n/a	—	$5.0
December 1, 2011 - December 31, 2011	—	n/a	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended December 31, 2011, there were no repurchases of common stock in the open market. These historical share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

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

Date: February 9, 2012

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

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.