Form 10-Q
period 2012-03-31
ZYGO CORP
filed 2012-05-10
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

18,195,977 shares of Common Stock, $.10 Par Value, at May 1, 2012

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities, and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product developments; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to business acquisitions, including the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California facility and integration of the business and employees; the risks related to the Company’s recent changes in senior management; and the risks associated with the recovery from last year’s earthquake, tsunami and nuclear disaster in Japan and their impact on our customers, suppliers and operations.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by law. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 13, 2011.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Net revenues	$38,472	$40,235	$122,504	$107,440
Cost of goods sold	19,032	21,371	61,805	57,479

Gross profit	19,440	18,864	60,699	49,961

Selling, general and administrative expenses	8,702	9,418	26,272	24,886
Research, development and engineering expenses	4,017	3,739	12,166	10,872

Operating profit	6,721	5,707	22,261	14,203

Other income (expense)
Gain on acquisition	—	—	—	1,289
Miscellaneous income (expense), net	(23)	(153)	(221)	71

Total other income (expense)	(23)	(153)	(221)	1,360

Earnings from continuing operations before income taxes, including noncontrolling interests	6,698	5,554	22,040	15,563
Income tax expense	(772)	(720)	(2,381)	(1,474)

Net earnings from continuing operations	5,926	4,834	19,659	14,089

Net earnings from discontinued operations, net of tax	—	—	—	91

Net earnings including noncontrolling interests	5,926	4,834	19,659	14,180
Less: Net earnings attributable to noncontrolling interests	519	361	1,605	1,205

Net earnings attributable to Zygo Corporation	$5,407	$4,473	$18,054	$12,975

Basic - Earnings per share attributable to Zygo Corporation
Continuing operations	$0.30	$0.25	$1.01	$0.73
Discontinued operations	—	—	—	0.01

Net earnings per share	$0.30	$0.25	$1.01	$0.74

Diluted - Earnings per share attributable to Zygo Corporation
Continuing operations	$0.29	$0.24	$0.97	$0.71
Discontinued operations	—	—	—	0.01

Net earnings per share	$0.29	$0.24	$0.97	$0.72

Weighted average shares outstanding
Basic shares	18,116	17,693	17,948	17,600

Diluted shares	18,883	18,304	18,640	18,056

Amounts Attributable to Zygo Corporation
Net earnings from continuing operations attributable to Zygo Corporation	$5,407	$4,473	$18,054	$12,884
Discontinued operations, net of tax	—	—	—	91

Net earnings attributable to Zygo Corporation	$5,407	$4,473	$18,054	$12,975

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share amounts)

	March 31, 2012	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$89,300	$60,039
Marketable securities	—	1,000
Receivables, net of allowance for doubtful accounts of $908 and $1,399, respectively	23,456	31,424
Inventories	27,648	28,379
Prepaid expenses and other	2,076	1,745

Total current assets	142,480	122,587

Marketable securities	818	980
Property, plant and equipment, net	28,918	30,195
Intangible assets, net	5,393	5,842

Total assets	$177,609	$159,604

Liabilities and Equity
Current liabilities:
Accounts payable	$8,215	$7,120
Progress payments, deferred revenue and billings in excess of costs and estimated earnings	4,382	4,706
Accrued salaries and wages	5,653	8,636
Other accrued liabilities	6,383	6,093
Income taxes payable	26	550
Current liabilities of discontinued operations	—	281

Total current liabilities	24,659	27,386

Other long-term liabilities	2,590	4,131

Total Liabilities	27,249	31,517

Commitments and contingencies Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
20,435,327 shares issued (19,985,631 at June 30, 2011);
18,176,979 shares outstanding (17,763,346 at June 30, 2011)	2,044	1,999
Additional paid-in capital	174,832	168,662
Accumulated deficit	(2,711)	(20,765)
Accumulated other comprehensive income:
Currency translation effects	349	1,197
Treasury stock, at cost, 2,258,348 shares (2,222,285 at June 30, 2011)	(26,775)	(26,373)

Total stockholders’ equity - Zygo Corporation	147,739	124,720
Noncontrolling interests	2,621	3,367

Total equity	150,360	128,087

Total liabilities and equity	$177,609	$159,604

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Nine Months Ended March 31,

	2012	2011

Cash provided by operating activities:
Net earnings including noncontrolling interests	$19,659	$14,180
Adjustments to reconcile net earnings to cash provided by operating activities from continuing operations:
Earnings from discontinued operations	—	(91)
Depreciation and amortization	4,292	4,718
Gain on acquisition, net of tax	—	(1,289)
Deferred income taxes	—	(725)
Provision for doubtful accounts	(360)	(365)
Compensation cost related to share-based payment arrangements	3,332	2,962
Excess tax benefits from share-based payment arrangements	(445)	(28)
Other	314	(360)
Changes in operating accounts:
Receivables	8,031	(9,903)
Inventories	742	321
Prepaid expenses and other current assets	(425)	1,471
Accounts payable, accrued expenses and taxes payable	(4,039)	1,904

Net cash provided by operating activities from continuing operations	31,101	12,795

Net cash used for operating activities from discontinued operations	(281)	(263)

Cash used for investing activities:
Additions to property, plant and equipment	(2,515)	(1,025)
Purchase of marketable securities	(999)	(1,998)
Additions to intangibles	(209)	(427)
Acquisitions	—	(7,142)
Proceeds from the sale and maturity of marketable securities	2,127	2,089
Proceeds from the sale of other assets	—	62

Net cash used for investing activities	(1,596)	(8,441)

Cash provided by financing activities:
Dividend payment to noncontrolling interest	(2,192)	(823)
Excess tax benefits from share-based payment arrangements	445	28
Repurchase of restricted stock	(401)	(285)
Exercise of employee stock options	2,882	1,498

Net cash provided by financing activities	734	418

Effect of exchange rate changes on cash and cash equivalents	(697)	1,296

Net increase in cash and cash equivalents	29,261	5,805
Cash and cash equivalents, beginning of period	60,039	46,536

Cash and cash equivalents, end of period	$89,300	$52,341

Supplemental Cash Flow Information

Net cash paid for income taxes was $2,860 for the nine months ended March 31, 2012. Net cash paid for income taxes was $361 for the nine months ended March 31, 2011.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency and, as such, amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at March 31, 2012, the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011, including items incorporated by reference therein.

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

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. Billings in excess of costs and earnings are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the condensed consolidated balance sheets. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

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

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our condensed consolidated financial statements. On July 1, 2011, we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the balance of these amended standards did not have a material impact on our condensed consolidated financial statements.

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

Note 2: Discontinued Operations

We discontinued the Singapore IC packaging operations of our Vision Systems product line in fiscal 2010. In accordance with authoritative guidance, the results of operations for the aforementioned operations are presented in the Company’s condensed consolidated financial statements as discontinued operations. In addition, adjustments were made to the carrying value of assets held for sale if the carrying value exceeded their estimated fair value less cost to sell. We recognized $91 of income from discontinued operations in the nine months ended March 31, 2011.

The following table sets forth the assets and liabilities of our discontinued operations included in the condensed consolidated balance sheets of the Company as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Accrued expenses and other current liabilities	$—	$281

Current liabilities of discontinued operations	$—	$281

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

During the three months ended March 31, 2011, the EPO operations contributed revenue and net earnings of $6,279 and $2,096, respectively. During the nine months ended March 31, 2011, the EPO operations contributed revenue and net earnings of $8,775 and $2,617, respectively. Acquisition related expenses of $406 was recognized in administration expense for the nine months ended March 31, 2011, respectively.

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

	Customer Relationships	Technology	Total

Balance at November 12, 2010	$23	$600	$623

Amortization expense	(2)	(45)	(47)

Balance at March 31, 2011	$21	$555	$576

Note 4: Restructuring and Related Costs

During fiscal 2009, we initiated restructuring actions related to ongoing cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona.

The following table summarizes the accrual balances and utilization by cost type and restructuring payment activity for the nine months ended March 31, 2012 and 2011:

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2011	$—	$33	$33
Payments	—	(33)	(33)

Balance at March 31, 2012	$—	$—	$—

	Severance	Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(241)	(145)	(386)

Balance at March 31, 2011	$49	$82	$131

There were no restructuring charges in the nine months ended March 31, 2012 and the twelve months ended June 30, 2011. The cumulative amount of restructuring charges incurred through March 31, 2012 was $2,819, of which $2,158 was related to severance and $661 related to facility consolidation costs.

Note 5: Earnings Per Share

For the three and nine months ended March 31, 2012, outstanding stock options and restricted stock awards for 32,378 and 270,143 shares (for the three and nine months ended March 31, 2011, 399,214 and 963,623 shares) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Basic weighted average shares outstanding	18,116,470	17,692,761	17,947,928	17,599,732
Dilutive effect of stock options and restricted shares	766,681	611,693	692,166	456,239

Diluted weighted average shares outstanding	18,883,151	18,304,454	18,640,094	18,055,971

Note 6: Comprehensive Income

The following table sets forth comprehensive income within stockholders’ equity and noncontrolling interests for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,

	2012			2011

	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity	Stockholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity

Equity, beginning of period	$124,720	$3,367	$128,087	$98,403	$2,193	$100,596
Comprehensive income:
Net earnings	18,054	1,605	19,659	12,975	1,205	14,180
Foreign currency translation effect	(848)	(159)	(1,007)	1,637	320	1,957

Total other comprehensive income	17,206	1,446	18,652	14,612	1,525	16,137

Share based compensation	3,332	—	3,332	2,962	—	2,962
Repurchase of restricted stock	(401)	—	(401)	(285)	—	(285)
Exercise of employee stock options and related tax effect	2,882	—	2,882	1,498	—	1,498
Dividends attributable to noncontrolling interests	—	(2,192)	(2,192)	—	(823)	(823)

Equity, end of period	$147,739	$2,621	$150,360	$117,190	$2,895	$120,085

Note 7: Marketable Securities
Marketable securities consisted of a mutual fund investment consisting primarily of corporate securities as of March 31, 2012 which is classified as a trading security. Marketable securities consisted of a government agency security, classified as held-to-maturity, and mutual funds consisting primarily of corporate securities as of June 30, 2011. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

There were no held-to-maturity securities at March 31, 2012. At June 30, 2011, the held-to-maturity securities consisted of a government treasury bill. The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities at June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2011 Government treasury bill	$1,000	$—	$—	$1,000

Trading securities consisted of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2011 and 2010, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at March 31, 2012 and 2011:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

March 31, 2012
Mutual Fund	$980	$99	$(134)	$—	$(127)	$818

March 31, 2011
Mutual Fund	$922	$194	$—	$—	$(89)	$1,027

There were no securities in a continuous unrealized loss position at June 30, 2011. In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity and duration of the impairment. We and our investment advisors use analyst reports, credit ratings and other items as part of our review.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and June 30, 2011:

Assets Measured at Fair Value:

		Fair value measurements at March 31, 2012

	Total carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	818	818	—	—
Foreign currency hedge	78	78	—	—

Total	$20,826	$20,826	$—	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2011

	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	980	980	—	—
Foreign currency hedge	(82)	—	(82)	—

Total	$20,828	$20,910	$(82)	$—

Note 9: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2012 and 2011 of $1,014 and $1,081, respectively, with a related tax benefit of $365 and $389, respectively. We also recorded share-based compensation expense for the nine months ended March 31, 2012 and 2011 of $3,332 and $2,962, respectively, with a related tax benefit of $1,200 and $1,067, respectively.

Stock Options
We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2012 and 2011 was $10.50 and $8.37, respectively. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the nine months ended March 31, 2012 and 2011 was $7.21 and $5.68, respectively. During the three months ended March 31, 2012 and 2011, we issued stock options for an aggregate of 6,500 and 50,000 shares of common stock, respectively. During the nine months ended March 31, 2012 and 2011, we issued stock options for an aggregate of 229,562 and 100,000 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Term	6.6 Years	5.1 Years	6.6 Years	4.1-5.1 Years
Volatility	59.5%	57.1%	59.5%	45.7%-57.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	2.6%	1.5%	1.1-2.6%

Restricted Stock
Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended March 31, 2011, an aggregate of 73,500 shares of restricted stock units were issued at a weighted average stock price at date of grant of $12.01. There were no shares of restricted stock issued during the three months ended March 31, 2012. During the nine months ended March 31, 2012 and 2011, an aggregate of 146,412 and 362,500 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $13.24 and $10.75, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 10: Receivables

The following table sets forth the components of accounts receivable at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Trade	$24,034	$32,515
Other	330	308

	24,364	32,823
Allowance for doubtful accounts	(908)	(1,399)

	$23,456	$31,424

Note 11: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Raw materials and manufactured parts	$12,483	$13,265
Work in process	12,356	10,742
Finished goods	2,809	4,372

	$27,648	$28,379

Note 12: Property, Plant and Equipment

Property, plant and equipment are stated at cost less impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011	Estimated Useful Life (Years)

Land and improvements	$2,930	$2,930	—
Building and improvements	21,295	21,265	15-40
Machinery, equipment and office furniture	59,361	58,157	3-8
Leasehold improvements	984	989	1-5
Construction in progress	153	357	—

	84,723	83,698
Accumulated depreciation	(55,805)	(53,503)

	$28,918	$30,195

Depreciation expense was $1,168 and $1,342 for the three months ended March 31, 2012 and 2011, respectively, and $3,670 and $3,951 for the nine months ended March 31, 2012 and 2011, respectively.

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

The following table sets forth a reconciliation of the accrued warranty liability:

	Nine Months Ended March 31,

	2012	2011

Beginning balance	$1,333	$1,360
Reductions for payments made	(938)	(788)
Changes in accruals related to pre-existing warranties	202	362
Changes in accruals related to warranties made in the current period	661	350

Ending balance	$1,258	$1,284

Note 14: Intangible Assets

Intangible assets includes patents and trademarks, customer relationships and technology and a covenant not-to-compete. The cost of patents and trademarks, and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of March 31, 2012, current liabilities includes $51 related to the payments under this agreement. We are amortizing the value of the non-compete over four years on a declining balance method.

The following table sets forth the components of intangible assets, as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Patents and trademarks	$6,920	$6,774
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	851	851

	9,934	9,788
Accumulated amortization	(4,541)	(3,946)

Total	$5,393	$5,842

Amortization expense related to intangibles was $203 and $275 for the three months ended March 31, 2012 and 2011, respectively and was $623 and $768 for the nine months ended March 31, 2012 and 2011, respectively. This amortization expense related to intangible assets is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of March 31, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Three months ending June 30, 2012	$274
Fiscal year ending June 30, 2013	894
Fiscal year ending June 30, 2014	800
Fiscal year ending June 30, 2015	788
Fiscal year ending June 30, 2016	612
Fiscal year ending June 30, 2017	473
Thereafter	1,552

Total	$5,393

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

The following table sets forth segment net revenues, gross profit and gross margin for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Metrology Solutions
Net revenues	$24,161	$22,506	$79,482	$66,923
Gross profit	$14,033	$12,338	$46,474	$37,129
Gross margin	58%	55%	58%	55%

Optical Systems
Net revenues	$14,311	$17,729	$43,022	$40,517
Gross profit	$5,407	$6,526	$14,225	$12,832
Gross margin	38%	37%	33%	32%

Total
Net revenues	$38,472	$40,235	$122,504	$107,440
Gross profit	$19,440	$18,864	$60,699	$49,961
Gross margin	51%	47%	50%	47%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Americas	$18,270	$21,497	$64,730	$57,977
Japan	7,228	9,472	19,707	23,265
China	5,288	1,840	15,191	5,919
Europe	5,093	4,973	15,199	13,349
Pacific Rim	2,593	2,453	7,677	6,930

Total	$38,472	$40,235	$122,504	$107,440

Revenues from two customers accounted for 13% and 10% of the net revenues for the three months ended March 31, 2012 (revenues from two customers accounted for 11% each of the net revenues for the nine months ended March 31, 2012). Revenues from two customers accounted for 16% and 11% of the net revenues for the three months ended March 31, 2011 (revenues from one customer accounted for 12% of net revenues for the nine months ended March 31, 2011). Revenues from these customers were included in both of our segments.

Note 16: Transactions with Stockholder

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,970 and $6,434 (13% and 16% of net revenues, respectively) for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011, sales to Canon amounted to $14,023 and $13,387 (11% and 12% of net revenues, respectively.) Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2012 and June 30, 2011, there were, in the aggregate, $1,287 and $2,572, respectively, of trade accounts receivable from Canon.

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

As of March 31, 2012, there were five currency contracts outstanding involving our Japanese and German operations with notional amounts aggregating $1,990. These foreign currency hedges are not designated as hedging instruments. For the three months ended March 31, 2012 and 2011, we recognized net unrealized gains of $90 and $56, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2012 and 2011, we recognized net unrealized gains of $160 and $30, respectively, from foreign currency forward contracts. These unrealized gains are essentially offset by foreign exchange losses on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2012 and 2011:

Derivatives not designated as hedging instruments			Balance Sheet Location

March 31, 2012	Number of foreign exchange contracts:	5	Prepaid expenses and other	$78

March 31, 2011	Number of foreign exchange contracts:	10	Other accrued liabilities	$40

Note 18: Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,

	2012		2011		2012		2011

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$772	12%	$720	13%	$2,381	11%	$1,474	9%

Income tax expense for the three and nine months ended March 31, 2012 and 2011 related primarily to foreign and state income tax expense. There was no current United States (“U.S.”) federal income tax expense due to our net operating loss (“NOL”) carryforwards and the valuation allowance on those NOL’s. During fiscal 2011, we also recognized $725 of tax benefit from an adjustment of valuation allowances on our deferred tax assets associated with the Richmond asset acquisition. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOLs and credits arising from any of those years. Those years are subject to audit at the time the NOL or credit is utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

We utilize the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial performance over the last three fiscal years, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Based upon the Company’s review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at March 31, 2012. In the future, if we determine that it is more likely than not that we will realize our U.S. net deferred tax assets, we will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period during which such determination is made.

In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the nine months ended March 31, 2012, we recognized additional liability of $523 for changes in our tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

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

Bookings for the third quarter of fiscal 2012 were $45.6 million, an increase of 9% compared with bookings of $41.7 million in the third quarter of fiscal 2011. Bookings for the Metrology Solutions Division were 44% of the total; Optical Systems Division bookings were 56%. Optical Systems Division bookings included two large bookings totaling over $13.0 million from the semiconductor and medical device markets. Revenues related to these bookings are expected to be recognized over the next four quarters.

Backlog increased to $76.8 million at March 31, 2012, compared with $60.5 million at March 31, 2011, and $69.7 million at December 31, 2011. During the previous four years, our backlog has been relatively evenly distributed between Metrology Solutions and Optical Systems. Currently, the backlog is represented 63% by Optical System bookings which generally carry a lower gross margin than Metrology Solutions. If the mix of revenues changes to a greater proportion of Optics revenues, it could affect reported gross margin. The impact on gross margin will also depend on future bookings, particularly Metrology bookings with shorter shipping cycles, and scheduled shipments on the existing backlog.

Net earnings of $5.4 million, or $0.29 per diluted share, for the third quarter of fiscal 2012 increased by 20% and 21% over net earnings of $4.5 million, or $0.24 per diluted share, recorded in the third quarter of fiscal 2011. Increased gross margins of 50.5% for the three months ended March 31, 2012, on a slightly lower revenue base ($1.8 million less), contributed to the higher net earnings over the comparable prior year period.

Net earnings of $18.1 million, or $0.97 per diluted share, for the first nine months of fiscal 2012 increased by 39% and 35%, or $5.1 million and $0.25 per diluted share, compared with the prior year period’s net earnings of $13.0 million, or $0.72 per diluted share. Net earnings for the nine months ended March 31, 2011 included a gain on acquisition of $2.0 million, net of tax, or $0.11 per diluted share, related to the acquisition of substantially all the assets of ASML US, Inc.’s Richmond, California operations (“Richmond asset acquisition”). This increase in net earnings for the nine months ended March 31, 2012 over the comparable prior year period is due to increased revenues and gross margins.

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

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this portion of the guidance did not have a material impact on our condensed consolidated financial statements. On July 1, 2011 we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the balance of these amended standards did not have a material impact on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended March 31
Metrology Solutions	$24.2	63%	$22.5	56%
Optical Systems	14.3	37%	17.7	44%

Total	$38.5	100%	$40.2	100%

Nine months ended March 31
Metrology Solutions	$79.5	65%	$66.9	62%
Optical Systems	43.0	35%	40.5	38%

Total	$122.5	100%	$107.4	100%

Net revenues for the three months ended March 31, 2012 decreased $1.7 million, or 4%, compared with the prior year period, reflecting decreases in the Optical Systems segment revenues of 19%, partially offset by an increase in the Metrology Solutions segment revenues of 8%. The decrease in the Optical Systems segment revenues was primarily due to volume decreases of $2.3 million within our optical components and EPO groups of which $1.2 million generally related to the decline in semiconductor capital market expenditures. We also saw a decrease in contract manufacturing revenues of $1.2 million as we transition from recently completed orders to production of new products. The increase in Metrology Solutions segment net revenues of $1.7 million was primarily due to a volume increase in instruments of $4.5 million, partially offset by a decrease in lithography revenues of $2.2 million. The instrument revenue increase included growth in our China region of $2.6 million. The decrease in lithography revenues continues to be attributable to the decline in semiconductor capital market expenditures.

Net revenues for the nine months ended March 31, 2012 increased 14% compared with the prior year period, reflecting increases in Metrology Solutions segment revenues of 19% and Optical Systems segment revenues of 6%. The increase in Metrology Solutions segment net revenues was primarily due to volume increases in instruments of $12.8 million and OEM heads of $2.2 million, partially offset by volume decreases in lithography revenues of $2.3 million. The China region contributed $7.2 million to the increased instruments net revenue on a year over year basis. The increase in the Optical Systems segment revenues was primarily due to an increase of $6.5 million of revenue from our EPO group, which was in operation for the full nine-month period, compared with 4½ months in the prior year period. This increase was partially offset by a $2.3 million decrease in contract manufacturing, primarily product mix, associated with the completion in fiscal 2011 of a large order for Advance Helmet Mounted Display units and volume decreases in optical components of $1.7 million.

Revenues from two customers accounted for 13% and 10% of the net revenues for the three months ended March 31, 2012 (revenues from two customers accounted for 11% each of the net revenues for the nine months ended March 31, 2012). Revenues from two customers accounted for 16% and 11% of the net revenues for the three months ended March 31, 2011 (revenues from one customer accounted for 12% of net revenues for the nine months ended March 31, 2011). Revenues from these customers were included in both of our segments.

Revenues in U.S. dollars for the three months ended March 31, 2012 and 2011 were 80% of total net revenues. Revenues in U.S. dollars for the nine months ended March 31, 2012 and 2011 were 81% and 75% of total net revenues, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended March 31
Metrology Solutions	$14.0	58%	$12.4	55%
Optical Systems	5.4	38%	6.5	37%

Total	$19.4	51%	$18.9	47%

Nine months ended March 31
Metrology Solutions	$46.5	58%	$37.1	55%
Optical Systems	14.2	33%	12.9	32%

Total	$60.7	50%	$50.0	47%

Gross margin for the three months ended March 31, 2012 was 51%, which represents an increase of four percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the three months ended March 31, 2012 compared with the prior year period was primarily due to increased volume and favorable product mix toward higher margin products within the instruments business compared with the prior year, on a similar overhead cost base. The gross margin of the Optical Systems segment for the three months ended March 31, 2012 increased by one percentage point compared with the prior year period, primarily due to better utilization of resources across all product lines. We continue to apply lean manufacturing initiatives in an effort to improve our manufacturing operations.

Gross margin for the nine months ended March 31, 2012 was 50%, which represents an increase of three percentage points from the comparable prior year period. Within the Metrology Solutions segment, the increase in gross margin for the nine months ended March 31, 2012 compared with the prior year period was primarily due to increased volume and favorable product mix within the instruments business due to a number of large custom systems during the current nine month period compared with the prior year. Gross margin of the Optical Systems segment for the nine months ended March 31, 2012 increased by one percentage point compared with the prior year period, primarily through increased efficiencies in our optical components factory and increased volume from our EPO group, which was in operation for the full nine month period, compared with 4 ½ months in the prior year period.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended March 31	$8.7	23%	$9.4	23%
Nine months ended March 31	$26.3	21%	$24.9	23%

SG&A decreased in the three months ended March 31, 2012 by $0.7 million from the comparable prior year period. The decrease was primarily due to a decrease in employee benefit costs related to performance-based compensation programs, partially offset by an increase in salaries and wages related to increased headcount.

SG&A increased in the nine months ended March 31, 2012 by $1.4 million from the comparable prior year period. The increase was primarily due to employee compensation expenses related to increased headcount, which accounted for $1.8 million, increased selling and commission expenses of $0.6 million, and increases in certain employee benefits of $1.0 million, partially offset by decrease in employee benefit costs related to performance-based compensation programs and the absence in the current year of acquisition related expenses.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended March 31	$4.0	10%	$3.7	9%
Nine months ended March 31	$12.2	10%	$10.9	10%

RD&E for the three months ended March 31, 2012 increased by $0.3 million compared with the prior year period. The increase was primarily due to the increases in spending in our lithography product line. RD&E spending was relatively stable for both quarters at 10% and 9% of net revenues for fiscal 2012 and 2011, respectively.

RD&E for the nine months ended March 31, 2012 increased by $1.3 million compared with the prior year period. The increase was primarily due to spending in our lithography product line and EPO group. Overall, spending as a percentage of net revenues was relatively unchanged at 10% for the nine months ended March 31, 2012 and 2011.

Other Income (Expense)

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended March 31	$—	0%	$(0.2)	0%
Nine months ended March 31	$(0.2)	0%	$1.4	1%

Other income (expense) for the nine months ended March 31, 2011 included a gain on acquisition of $1.3 million. Other income (expense) for the three and nine months ended March 31, 2012 includes $0.1 million and $0.4 million, respectively, that was recorded as interest expense on the payment of the future consideration as part of the acquisition.

Income Tax Expense

	Fiscal 2012		Fiscal 2011

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended March 31	$0.8	12%	$0.7	13%
Nine months ended March 31	$2.4	11%	$1.5	9%

Income tax expense for the three and nine months ended March 31, 2012 and 2011 included income taxes in state and foreign jurisdictions. The effective tax rate is lower than the statutory United States (“U.S.”) rate due to no U.S. federal income tax expense for the three and nine months ended March 31, 2012 and 2011 as a result of having valuation allowances on net deferred tax assets, including net operating loss carry-forwards in the United States. Income tax expense for the nine months ended March 31, 2011 also included an income tax benefit of $0.7 million from an adjustment of valuation allowances on our net deferred tax assets associated with the Richmond asset acquisition.

In fiscal 2009, we established a valuation allowance against substantially all our net deferred tax assets based upon the consideration of all available evidence. As of March 31, 2012, we have concluded that we should continue to maintain valuation allowances on substantially all of our net deferred tax assets. In future periods, the valuation allowances could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the net deferred tax assets will be realized.

TRANSACTIONS WITH STOCKHOLDER

Revenues from Canon Inc., a stockholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $5.0 million and $6.4 million (13% and 16% of net revenues, respectively) for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011, sales to Canon amounted to $14.0 million and $13.4 million (11% and 12% of net revenue, respectively.) Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2012 and June 30, 2011, there were, in the aggregate, $1.3 million and $2.6 million, respectively, of trade accounts receivable from Canon.

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

At March 31, 2012, cash and cash equivalents were $89.3 million, an increase of $28.3 million from $61.0 million at June 30, 2011, of which $16.3 million is located in foreign jurisdictions subject to repatriation regulations. The cash balance in our money market account, that is invested primarily in U.S. government securities, was $19.9 million as of March 31, 2012. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities from continuing operations for the nine months ended March 31, 2012 of $31.1 million was primarily due to net earnings and reductions in accounts receivable. Accounts receivable decreased $8.0 million from June 30, 2011 and $4.0 million from December 31, 2011. Days sales outstanding on accounts receivable decreased to 53 days at March 31, 2012 compared to 58 days at December 31, 2011 and 63 days at June 30, 2011 primarily due to collection activities, including a reduction of overdue balances and the application of progress payments.

Cash used for investing activities for the nine months ended March 31, 2012 of $1.6 million was related to the purchase of property, plant and equipment ($2.5 million), partially offset by the proceeds from the maturity and sale of marketable securities ($1.1 million, net).

Cash provided by financing activities in the nine months ended March 31, 2012 was $0.7 million. For the nine months ended March 31, 2012, there were $2.9 million in proceeds from stock option exercises, partially offset by dividend payments of $2.2 million to noncontrolling interests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended March 31, 2012. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission (the “2011 Annual Report”) for a discussion of our exposure to market risk.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our 2011 Annual Report includes a listing of risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in our risk factors from those set forth in our 2011 Annual Report; however, the risks described in our 2011 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 31, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2012 - January 31, 2012	5,898	$16.93	—	$5.0
February 1, 2012 - February 29, 2012	—	n/a	—	$5.0
March 1, 2012 - March 31, 2012	—	n/a	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2012, there were no repurchases of common stock in the open market. These historical share repurchases have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: May 10, 2012

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