Form 10-K
period 2012-06-30
ZYGO CORP
filed 2012-09-13
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______________to________________

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
YES ☐ NO ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2011, as reported by the NASDAQ National Market System, was $165,243,007. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

18,400,008 Shares of Common Stock, $.10 Par Value, at August 31, 2012

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” and “Zygo” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial performance, conditions and operations, and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements include without limitation statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. Zygo Corporation undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K, except as required by law.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“Zygo,’’ “we,’’ “us,’’ “our,’’ or “Company’’) designs, develops, and manufactures ultra-high precision measurement solutions and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate within two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology Solutions segment”) manufactures products to improve quality, increase productivity to improve our customers’ manufacturing yields, and decrease the overall cost of product development and manufacturing for high-technology companies. Our Optical Systems Division (also referred to herein as the “Optical Systems segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across semiconductor, defense, laser fusion research, life-sciences, and other industrial markets. The Metrology Solutions segment has manufacturing locations in Middlefield, Connecticut; Montreal, Canada; and Shanghai, China. The Optical Systems segment has manufacturing locations in Middlefield, Connecticut; Tucson, Arizona; Costa Mesa, California; and Richmond, California.

We focus on markets around the world that are engaged in research and manufacture of high volume precision components used to support high technology applications in industries such as consumer electronics, automotive engineering, LED lighting, life-sciences, military and defense. We have expanded our geographic reach in recent years, particularly in the Pacific Rim, by continued investment in our joint venture in China and other selected acquisitions.

In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona, which will function as the manufacturing site for our Tucson operation when we complete the transition to the new site.

During the second quarter of fiscal 2011, we completed a transaction with ASML US, Inc. (“ASML”) where we purchased substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. In addition, we hired key management and employees working at the former ASML Richmond facility and formed our Extreme Precision Optics group (“EPO”), which is included in our Optical Systems segment. With this acquisition, we have considerably expanded and improved our optical manufacturing capabilities. EPO’s highly symbiotic capabilities that address new applications in semiconductor, defense and the life-sciences strengthens our existing leadership position in metrology, large flat optics production and electro-optical design and manufacturing.

In January 2010, Dr. Chris L. Koliopoulos was appointed President and Chief Executive Officer and subsequently became Chairman of the Board of Directors of Zygo. On January 22, 2010, we completed the acquisition of Zemetrics, Inc. (“Zemetrics”), a small interferometric metrology company in which Dr. Koliopoulos was a major shareholder. The acquisition of Zemetrics further strengthened offerings in our core markets. The Zemetrics operation is included in the Metrology Solutions segment. During the third quarter of fiscal 2011, we announced the appointment of John P. Jordan to the position of Vice President, Chief Financial Officer and Treasurer.

Zygo was incorporated in 1970 under the laws of the State of Delaware. The address of our principal executive office is Laurel Brook Road, Middlefield, Connecticut, 06455-1291. Our telephone number at this address is (860) 347-8506. Our website address is www.zygo.com. The information on our website is not part of this Annual Report on Form 10-K.

Business Segments & Products

The products and services in our two reportable segments are based on our core technologies, process knowledge and extensive experience in optical design, mechanical engineering, software and algorithms and optical fabrication. Most products are proprietary or incorporate proprietary technology in their design.

Metrology Solutions Segment

Our Metrology Solutions segment includes 3-dimensional surface metrology products, precision positioning systems and custom-engineered solutions. We offer a comprehensive line of metrology products and solutions to address requirements of precision manufacturing industries and advanced research. Our systems are commonly used to measure surface characteristics and critical parameters, including topography and roughness, shape, dimension, thickness, optical characteristics and defects.

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

The Metrology Solutions segment markets products under the Zygo and Zemetrics brand names. Each brand is targeted to a different customer segment, with the Zygo brand providing a high-end, feature-rich product offering and the Zemetrics brand addressing mid-level, industrial market needs. Products under the Zygo brand include New View™ and VeriFire™ family of products. Products under the Zemetrics brand include the ZeGage™ and ZeScope™ family of products. Both Zygo and Zemetrics products are often developed using common research and development and engineering resources. Both brands provide customers a progressive choice of products addressing their full range of metrology needs.

Zygo is considered to be a world leader in optical interferometry with a portfolio of approximately 450 patents issued worldwide, many of which are related to the broad field of interferometry. While there are numerous practical applications for our instruments in a wide variety of industries, the inherent precision involved in using the wavelength of light as our “ruler” has historically required our instruments to be placed in well-controlled environments. Much of our recent development efforts have focused on technology enhancements that allow our systems to move from the stable laboratory to the production floor. This provides our customers with real-time process feedback to reduce scrap/defects and improve productivity and yields.

For example, the newest member of the VeriFire™ laser interferometer family, the QPZ, was developed to bring high precision large aperture metrology to the production floor. By combining high speed acquisition with patented technology, the QPZ eliminates the effects of typical shop floor vibration and enables high precision metrology next to process equipment.

We also introduced the ZeGage-2D-3D optical profiler family that is designed to provide non-contact nanometer-level surface height measurements without requiring additional vibration isolation. The ZeGage provides unique capabilities designed for the industrial market segment using a combination of scanning white light interferometry and patent pending scanning methods to provide performance that is competitively positioned against contact stylus instruments traditionally used in the industrial machine tool market. The instrument also utilizes ZeMaps™ software, and features a range of 2D and 3D surface parameters including form, step height and ISO/EN 25178 compliant surface roughness parameter standardization. The recently released motorized XY staging greatly expands the ZeGage profiler’s functionality by offering the ability to stitch adjacent images for evaluation over large areas/scan lengths. This product family is being marketed primarily to the industrial factory market, expanding the price range and customer base for the Zygo NewView™ line of products.

Our most recent product introduction is the Mini™ Compact Production Interferometer. Developed specifically to meet the growing demands of high volume, small optic manufacturing, the Mini interferometer provides robust, quantitative optical surface metrology in a compact, industrial package. Traditionally, high volume optical manufacturing relied on qualitative, visual interpretation of surface quality. By combining patented and proprietary acquisition technology with a user-friendly touchscreen user interface, the Mini interferometer eliminates the subjectivity of visual inspection and brings true process control capability to the production floor.

Markets
Automotive Industry

The automotive industry is striving to improve fuel economy and decrease environmental pollution to meet customer demand and adhere to government regulation. Improving both requires more efficient engines, and our measurement-based process control and yield-enhancement systems are used in the development and high-precision manufacture of some of those engine components.

NewView™ Series 3D Optical Profilers

Our high precision metrology equipment is well suited for some engine components, which are ground or lapped to tolerances of one-hundred billionths of a meter. Our patented Fourier Domain Analysis data acquisition system for the NewView optical profiler meets these high-precision measurement requirements.

ZeGage™ Optical Profiler

The recently introduced ZeGage optical profiler addresses applications with the need to measure and visualize a wide variety of materials, including rubber, paper, metal, plastic and ceramics, further addressing the needs of the automotive market. We believe the ZeGage profiler price point will have broader appeal to first-time buyers of optical metrology.

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

VeriFire™ Asphere System

The VeriFire asphere system provides high resolution 3-Dimensional surface metrology for aspheric-shaped surfaces using patented non-contact interferometric techniques for production and process control. Aspheres are important in consumer electronics products, cameras, military/defense optics, and commercial optics and represent a growing segment in the optics markets due to improved optical performance in these devices in comparison to traditional spherical lenses.

VeriFire™ Systems

The development of new optical systems for any application requires flexible and easy to use test equipment. The Zygo VeriFire systems are the latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than a 25 millimeter diameter, and research and development for any size application rely on these products for critical developmental data and process-control feedback in production. These products are widely used for their configuration flexibility in hardware set ups and Zygo’s MetrologyPro™ data analysis software.

Mini™ Compact Production Interferometer

The growing demands of high volume, small optic manufacturing, require the need for production-floor measurement to be more timely and precise, eliminating the visual observation of surface quality. The Mini interferometer provides robust, quantitative optical surface metrology in a compact, industrial package designed for production floor use.

Defense/Aerospace

GPI™ and VeriFire™ Systems

Developing state-of-the-art optical designs and manufacturing technology for the defense/aerospace market also requires leading-edge metrology systems for manufacturing process control and development. Our VeriFire optical interferometers test the optical components as well as the systems for design compliance. Our VeriFire Asphere rapidly measures asphere-shaped optics in a production environment without the need for specialized tooling. Our VeriFire QPZ system continues our move to the production floor, providing laboratory-level results in a production environment. Using patented methods, the VeriFire QPZ system removes the degrading effects of vibration from the measurement without the need for additional expensive isolation hardware. This system is primarily used in qualification of optical elements during the production of military and commercial optics. We are also active in designing and manufacturing custom test systems for defense/aerospace applications, especially interferometers that operate at infrared wavelengths, which are unique to this market.

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

Precision Positioning Systems

The layers of circuit patterns must overlay each other to nanometer precision during the wafer lithography process. Photolithography systems, mask and reticle writers and yield improvement metrology tools rely on displacement-measuring interferometers to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions segment’s ZMI™ 7700 series precision positioning feedback systems are designed primarily for photolithography systems. They are also used in a broad range of semiconductor metrology and back-end process tools.

Printed Circuit Board Substrates

Printed circuit substrates interface integrated circuit flip chip packages to printed circuit boards. These substrates make the circuit connection via arrays of miniature solder bumps and balls, and Zygo manufactures several tools to measure these bump and ball arrays for process control and yield improvement. Several products serve this market, including the Nano™ CSP2000 and Nano[2] ™ series, providing high-throughput, fully-automated 100% 2D/3D inspection of C4 bumps for chip scale packaging (CSPs) strips to support high-volume manufacturing and process yields.

Technology Development Projects

Photolithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation photolithography scanners often exceeds the capabilities of commercially available measurement systems. Our expertise in optical interferometer technology and the practical skills needed to apply this technology, position us well to deliver custom solutions to leading photolithography equipment suppliers.

Optical Systems Segment

Zygo’s Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, defense, life-sciences and research markets. Our optical components and systems are manufactured to high levels of precision and are intended to meet the demands of both internal and external customers. The primary value we bring to the market place is the ability to meet exacting specifications from our customers in a high volume production environment. Examples of our products include aspheric lenses, mirrors, objective assemblies, machined glass structures and windows used in applications ranging from semiconductor lithography to ophthalmic surgical devices to aerial reconnaissance. We provide products used across a broad spectral range including extreme ultra-violet (“EUV”), visible and mid-infrared that are fabricated from materials such as fused silica, sapphire, silicon, calcium fluoride and precision optical glasses. Representative programs and products include volume manufacturing of meter class laser fusion optics for the National Ignition Facility, development and manufacturing of Advanced Helmet Mounted Displays for military flight simulation and precision optics used in EUV semiconductor lithography equipment.

Markets
Defense/Aerospace

Defense and aerospace companies use optical technology in a broad range of applications that are often deemed mission critical and, therefore, have become a major component of military spending. Examples include tactical information gathering through the use of fixed wing, rotary and space-based aerial reconnaissance, fire-control systems used for targeting or threat detection and navigation systems necessary for all-weather combat readiness. We manufacture a variety of defense-related products, including lenses, windows, freeform optics and lens assemblies. These products have been integrated on several prominent platforms, including the Joint Strike fighter, Predator and Global Hawk drones, F/A-18C Distributed Mission Training system and the F16 Internal FLIR Targeting System. In addition to traditional defense applications, we are a leading manufacturer of meter class optical components used in high energy laser fusion development for the United States Department of Energy nuclear stockpile governance and a similar program for the French Atomic Energy Commission. We have become a major provider within this application space that consists of two of the largest optical programs ever created. We have also delivered electro-optical systems used in high resolution surveillance and protection of civilian targets, such as nuclear power reactors, airports and shipping ports.

Life-sciences

The life-sciences market continues to present a significant opportunity. Increased demand for high precision medical devices continues to be driven by an aging population and consumers’ desire to improve their quality of life. We address this demand with specialized design and assembly services tailored to producing high-precision research, diagnostic and surgical devices. Key application areas include ophthalmic, dental, diagnostics and DNA analysis. Product manufacturing strengths include high performance objectives used in laser delivery and fluorescent imaging systems, integration of full systems utilizing light sources, optics and detectors, and stand alone medical devices built to customer specification. Examples of customer products include laser eye correction, dental 3D imaging and genomic analysis instruments. In addition, the group offers a variety of process control advantages considered critical to medical device customers. These include our ISO 13485:2003 and FDA registration as a medical-device manufacturer.

Semiconductor and Electronics

Semiconductor lithography demands, in many cases, the ultimate in optical manufacturing technology, a critical driver for meeting the industry demands of Moore’s law. With over 20 years of experience in extreme ultraviolet lithography and proceeding nodes, we routinely participate in the advancement and deployment of new lithographic platforms. As a supplier to the world’s leading semiconductor lithography companies and consortiums, we provide custom components and assemblies used in high precision stages, illumination optics and objectives. Our products are typically used in the manufacture of semiconductor chips for deployment in all types of computer-driven equipment. In the second quarter of fiscal 2012, Zygo was awarded a major contract to develop EUV lithography optics for the fifth-generation micro-exposure tool (“MET-5”) at the State University of New York at Albany’s College of Nanoscale Science & Engineering’s (“CNSE”) Albany NanoTech Complex.

The MET-5 program is managed by the SEMATECH consortium, whose members and partners include leading semiconductor manufacturing companies worldwide, that performs research and development to advance chip manufacturing. The program is intended to extend semiconductor lithography resolution capability to less than 16 nanometers. Later in fiscal 2012, we were awarded another large contract from an EUV development customer.

Our key manufacturing strengths include high precision machining used in the production of reticle and wafer stages, advanced polishing methods such as ion beam figuring of off-axis mirrors, and metrology necessary to meet specifications down to one nanometer in accuracy. In addition to semiconductor lithography, we also support customers involved in semiconductor metrology and electronics through the production of high precision objective assemblies and laser sub systems. These systems are often developed in collaboration with our customers who rely heavily on our optical engineering capabilities to achieve both performance and cost objectives.

Manufacturing Technology and Processes

Our strategic advantages in the market place derive heavily from the development of unique manufacturing technology and processes. Key areas of focus include deterministic polishing, high precision machining and grinding, coating, opto-mechanical assembly and metrology. Within these areas we have developed highly refined processes and equipment for the manufacture of meter class plano windows and mirrors, aspheric and free-form lenses, complex ceramic machining up to one meter and large aperture coating. The unique nature of our capabilities requires much of the equipment used in our manufacturing to be developed or modified internally. Our ability to provide accurate metrology in the final inspection, as well as for in-process control, is strategic to our success in manufacturing. In this regard, the Optical Systems segment works closely with the Metrology Solutions segment to produce unique metrology tools that improve the quality and yield of our products.

Sales, Marketing and Service

We market our full range of products throughout the United States and in most foreign markets. Our revenues are largely generated through our direct worldwide sales force, as well as through independent agents and distributors. We have sales and service centers positioned close to our major customers and business opportunities throughout the Americas, Europe and Asia. We believe that our business relationships with the major customers in all of our key markets are generally favorable, and that we are in a good position to respond promptly to customer requirements and technology trends.

We require our sales representatives to have technical expertise and a thorough understanding of the businesses of our customers and our prospective customers. In a typical sale process, one of our representatives will provide a potential customer with information about our products, including specifications and performance data, as well as a product demonstration using samples provided by the customer. The sales cycle for our systems typically ranges from three to twelve months, but can be longer for complex systems or when our customers are evaluating new applications of our technology.

Our products are supported by a global service organization of factory-trained technicians and engineers, and generally backed by a standard twelve month warranty. We also offer service contracts for our products of one year or more in duration after expiration of any warranty.

Competition

We participate in markets that are highly dynamic and globally competitive across all our divisions. Additionally, many of the markets for our products are subject to constant change, due largely to evolving customer needs. As we attempt to respond to this change, the competitive landscape as well as the specific strategies of competitors may change. Moreover, one or more of our competitors might achieve a technological advancement that could put us at a competitive disadvantage.

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

Our overall focus is typically on niche and value-added segments where we can differentiate our products from our competition’s products through technological and product value advantage. The following further discusses the competitive landscape in each of our strategic business segments.

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

Our Metrology Solutions segment offers products that we believe are leaders in most of the segments served, including semiconductor, flat panel displays, precision machining, research and optics. A key strategy in this segment is to continue to develop and produce precise 3D surface metrology products that are technology leaders in the markets where they participate, particularly as the demand increase for more advanced application use, and where adoption and volume is continuously growing. On a regional basis, this segment participates in North America, Europe and Asia. It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies. As with our other segment, this segment must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Optical Systems Segment

Our Optical Systems segment offers precision optical products and integrated electro-optical systems that serve the critical needs of the military, defense, medical and semiconductor markets. We have a strong reputation and presence worldwide, particularly in North America and Europe. Our business also includes government contract and consulting work. We have multiple competitors across our served markets. We typically compete on price, delivery and technology, as well as quality and service. Our experience in design and manufacture of complex optical systems is a core competence, and we are committed to protecting our intellectual property and designs, particularly in regions where such laws are not as strictly enforced. We also strive to continuously differentiate our product offerings, to help avoid commoditization of certain products. Competitors include, but are not limited to, L-3 Tinsley, Exotic Electro-Optics, Sagem, JenOptik and Berliner Glas.

Research and Development

We maintain our position as a market leader in metrology and optics through continuous and focused investment in research and development of new technology, products and applications. Research and development activities constitute an important and vital part of our overall business strategy, as the markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy depends in part on our ability to develop market-leading products and solutions, which is primarily driven by close relationships with our customers, together with efforts in research and development.

Through continual investment in research and development, we seek to expand our leadership position in metrology products and optical sub-systems. In order to remain as a market leader in our core market segments, Zygo works with our customers to address their current needs, as well as their evolving requirements, to remain designed into their product during the entire product lifecycle. In addition, as part of our development efforts, we focus on lowering the production costs of our products.

We hold approximately 450 active patents worldwide and have additional patent applications on file related to both business segments. The patents are of varying duration and provide some protection from competition. Although we vigorously defend our patents, we believe that our patents are most valuable when combined with our products, technology, competencies and customer-focused, value-added solutions. On occasion, we also engage in joint research and development projects with some of our customers and other parties. We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our position in the markets in which we operate.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 30 years, and we rely on a combination of patent, copyright, trademark, trade secret laws and license agreements to establish and protect the proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had over 550 United States and foreign patents issued, of which approximately 450 are currently active. We also have approximately 130 United States and foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks. While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We do not expect the expiration in the near future of various of our active patents to have a material effect on our business.

BACKLOG AND BOOKINGS

Backlog at June 30, 2012 was $68.0 million, an increase of $6.0 million compared with $62.0 million at June 30, 2011, of which $22.7 million, or 33%, was in the Metrology Solutions segment and $45.3 million, or 67%, was in the Optical Systems segment. Bookings for the fiscal year ended June 30, 2012 were $172.8 million and consisted of $97.5 million, or 56%, in the Metrology Solutions segment and $75.3 million, or 44%, in the Optical Systems segment. We expect to fill all orders.

MARKETING AND SALES

Our sales and marketing strategy is to establish and/or solidify strategic relationships with leading OEMs and end-users in targeted sectors within our markets. The selling process for our products is performed through our worldwide sales organization operating out of regional sales and service offices in California and Connecticut, Canada, China, Germany, Japan, Singapore and Taiwan. Supporting this core sales team are business development, marketing and engineering specialists representing our various optics and metrology units in Connecticut, Arizona, California and Canada. Product promotion is through trade shows, printed and e-business advertising and industry technical organizations.

The following table sets forth the percentage of our total revenue by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,

	2012	2011	2010

Americas	54%	54%	54%
Japan	16%	21%	18%
China	13%	6%	6%
Europe	12%	12%	13%
Pacific Rim	5%	7%	9%

Total	100%	100%	100%

Customer service is an essential part of our business, since product up-time is critical given its effect on our customers’ production efficiency. As of June 30, 2012, our global sales, customer support and service organization consisted of 80 people skilled in sales, marketing, optical and electro component repair, software, application and system integration, diagnostics and problem-solving capabilities.

MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut; Richmond, California; and Tucson, Arizona. We also perform manufacturing activities in our Costa Mesa, California; Canada; and China facilities.

We maintain an advanced optical components manufacturing facility in Middlefield, Connecticut, specializing in the fabrication, polishing and coating of plano, or flat, optics for sales to third parties, as well as the manufacture of a wide variety of optics that are used in our metrology products. Our manufacturing activities for metrology products consist primarily of assembling and testing components and sub-assemblies supplied by us and third-party vendors, then integrating these components and sub-assemblies into our finished products.

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

EMPLOYEES

At June 30, 2012, we employed 609 people worldwide of which 22 are temporary or independent contractors. We employed 287 in manufacturing, 147 in research and development, 80 in sales and marketing and 73 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good to excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT
Chris L. Koliopoulos - age 59 - Chairman, President and Chief Executive Officer

Dr. Koliopoulos joined our Company in January 2010 and serves as our Chairman, President and Chief Executive Officer. Previously he has served as President and CEO of ADE Corporation from 2002 to 2006 and as a private investor, director and advisor to Zemetrics, Inc. from 2007 to 2010.

John P. Jordan - age 66 - Vice President, Chief Financial Officer and Treasurer

Mr. Jordan joined our Company in February 2011 and serves as our Vice President, Chief Financial Officer and Treasurer. Prior to joining Zygo, Mr. Jordan spent four years with Baldwin Technology Company, Inc., a manufacturer of accessories, controls and consumables for the printing industry, as Vice President, Chief Financial Officer and Treasurer.

John M. Stack - age 47 - President, Optical Systems Division

Mr. Stack joined our Company in November 2006 and has served as President of the Optical Systems Division since December 2006. Previously he spent 18 years with Edmund Optics Inc., a supplier of optics and optical components, where his most recent position was President and Chief Operating Officer from 2001 to 2006. Prior to that, Mr. Stack held several management positions at Edmund Optics Inc. including Executive Vice President, Director of Engineering and Application Engineering Manager.

Douglas J. Eccleston - age 63 - Senior Vice President, Worldwide Operations

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

John A. Tomich - age 54 - Vice President, General Counsel and Secretary

Mr. Tomich joined our Company in August 2010 as Vice President and General Counsel. In November 2010, Mr. Tomich was also appointed the Corporate Secretary of the Company. Prior to joining Zygo, Mr. Tomich was Vice President, General Counsel and Secretary for Doctors Research Group, Inc., a medical device manufacturer, from 2008 to 2010, and Assistant Clinical Professor of Law and Supervising Patent Attorney for the University of Connecticut, School of Law from 2006 to 2008. Prior to teaching, Mr. Tomich was General Counsel and Secretary for CUNO Incorporated.

David F. Basila - age 53 - Vice President, Business Development

Mr. Basila has served as Vice President of Business Development since February 2010. Previously he served as Vice President of ADE Corporation from 2002 to 2006, and as a private investor and director of Zemetrics, Inc. from 2007 to 2010.

William H. Bacon - age 62 - Vice President, Corporate Quality and Support Services

Mr. Bacon has served as Vice President, Corporate Quality and Support Services since March 2003. Previously he served as our Vice President, Manufacturing from April 2002 to March 2003, Vice President, Metrology Manufacturing from April 2000 to April 2002 and Vice President, Corporate Quality from January 1996 to April 2000. From November 1993 to January 1996, Mr. Bacon was Director of Total Quality and also served as Manager of Instrument Manufacturing from June 1987 to November 1993.

Michael M. Vehlies - age 51- Corporate Controller
Mr. Vehlies has served as Corporate Controller since June 2002. Prior to joining Zygo, Mr. Vehlies served as the Chief Financial Officer from 1998 to 2002 for Gunther International, Ltd.

Under the by-laws, executive officers serve for a term of one year and until their successors are chosen and qualified unless earlier removed.

Item 1A. Risk Factors

We are subject to numerous known and unknown risks, many of which are described below and elsewhere in this Annual Report. Any of the events or conditions described below could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amid concerns over, among other things, declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth in numerous countries, including many of those in North America, Europe and Asia, where the Company does substantially all of its business. In addition, the on-going European debt crisis and the downgrade of the United States’ long term sovereign credit rating have negatively affected the financial markets and could continue to weigh on the global business environment. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit and the insolvency of one or more customers, certain of which we have already experienced. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net revenues and ultimately decrease our net revenues and profitability, as well as cause us to write-down certain of our assets.

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

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with applicable regulations could subject us to future liabilities or the suspension of production. We are aware of certain levels of contamination on our property which is below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We are unable to determine or reasonably estimate the amount of cost, if any, that we might incur or for which we may potentially be responsible to remediate the situation or for damages which may have resulted or result from the situation. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.

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

We are subject to changes in senior management that could affect the operation of the Company.

Unforeseen or anticipated changes in senior management could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management.

We have been dependent on sales to two large customers; the loss of or a reduction in bookings from these customers would materially affect our revenues and profitability.

During fiscal 2012, 2011, and 2010, sales to Canon Inc., one of our largest customers in each of those periods, accounted for 10%, 13%, and 9% of our net revenues, respectively. We expect that sales to Canon will continue to represent a significant percentage of our net revenues for the near future. Canon is an original investor in our Company, the owner at June 30, 2012 of approximately 7% of our outstanding shares of common stock, and is a distributor of certain of our products in the Japanese market. During fiscal 2012, sales to another large customer accounted for 11% of our net revenues. A reduction or delay in orders from these customers, including reductions or delays due to market, economic, or competitive conditions in the industries which we or our customer serve, could have a material adverse effect upon our results of operations. Our customers, including Canon, generally do not enter into long-term agreements obligating them to purchase our products.

Our substantial international revenues are subject to risk.

We sell our products internationally, primarily to customers in Japan, China and Europe. Net revenues to customers outside the United States accounted for approximately 46% of our net revenues in each of the fiscal years ended June 30, 2012, 2011 and 2010 and are expected to continue to account for a substantial percentage of our net revenues.

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

Our revenues and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international revenues of our products and foreign operations, as would changes in the general economic conditions in those markets. For our revenues that are recorded in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2012, approximately 19% of our revenues were denominated in foreign currencies. We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes nor do we designate such hedges for hedge accounting purposes. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to nine months. Any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions. There can be no assurance that risks inherent in international revenues and foreign operations will not have a material adverse effect on our results of operations in the future.

We may have additional tax liabilities.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In recent years we have recorded a valuation allowance on substantially all of our deferred tax assets, including federal net operating loss carryforwards in the United States. We no longer record a valuation allowance against the federal net operating loss carryforwards and substantially all of the deferred tax assets in the United States. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related tax liabilities could be materially different from our income tax provisions and accruals. The results of audits could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the United States, and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

We have identified a material weakness in our internal control over financial reporting related to accounting for income taxes that, until remediated, could result in a material misstatement in our financial statements.

We identified a material weakness in our internal control over financial reporting attributable to the failure to maintain effective controls over the accounting for income taxes. We are in the process of actively addressing and remediating this material weakness which will take some time. Accordingly, until we remediate this weakness, the weakness could result in a misstatement of our tax-related accounts that could result in a material misstatement to our interim or annual financial statements. We fully expect to remediate this weakness but if we are unable to effectively remediate it and to conclude that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, we will incur costs and expenses, including expanding technical resources in the income tax accounting function, in connection with remediating this material weakness and remediation plans. For more information regarding the material weakness identified, please see Item 9A of this Annual Report under the caption “Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting”.

Acquisitions may entail certain operational and financial risks.

Our growth strategy includes expanding our products and services, and we may seek acquisitions or make internal investments to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures. In addition, we may spend considerable effort and resources to review potential acquisition candidates, which we ultimately may elect not to pursue or may not actually consummate.

We cannot provide assurance that any acquisition, including the acquisitions of Zemetrics, Solvision, Inc. and the assets of ASML Inc.’s Richmond, California operation will result in long-term benefits to us, or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have previously disposed of or divested several companies or lines of business that previously were acquired by us or in which we internally invested, at a significant net loss to us.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Our results for one quarter should not be relied upon as an indication of our future performance. In future periods, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease. Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the markets we serve, including the semiconductor capital equipment, industrial, bio-medical and scientific markets. Because various components of our budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses more difficult to make.

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

Our lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which may cause us to have excess manufacturing capacity or inventory and negatively affect our operating results. As is typical in the industry, our customers generally expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to twelve months, but can be longer for complex systems sales. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving a order. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchasing activity.

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

Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which could damage our reputation and cause us to lose customers. We design some of our products for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it could be difficult to identify the source of the problem. These conditions increase the risk that we could experience, among other things: loss of customers; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; and legal actions by our customers. The occurrence of any one or more of the foregoing factors could have a negative impact on our financial condition and results of operations, and damage customer relationships.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

Item 2. Properties

We own our principal manufacturing facility and corporate headquarters, which is located on Laurel Brook Road in Middlefield, Connecticut. This facility consists of one 153,500 square-foot building on approximately 13 acres. In addition we own a 55,300 square-foot manufacturing facility, acquired as part of the ASML Richmond asset acquisition in fiscal 2011. In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona, which will function as the manufacturing site for our Tucson operation when we complete our transition to the new site. The following table sets forth information with respect to our facilities which are used by both of our operating segments, except as identified otherwise below:

	Square Footage
			Owned / Leased
Operation/Location	Manufacturing	Total	Expiration Date

Corporate Headquarters, Eastern Regional Sales Office and Metrology and Optics Manufacturing
Middlefield, Connecticut	89,000	153,500	Owned
Zygo Extreme Precision Optics Group
Richmond, California	44,300	55,300	Owned
Richmond, California	0	13,230	Leased - 07/31/15
Zygo - Optical Systems
Tucson, Arizona - (1)	0	110,020	Owned
Tucson, Arizona	14,560	22,560	Leased - 08/31/14
Zygo Lamda
China	3,552	12,206	Leased - 09/16/12
Zygo Canada, Inc.
Canada	2,447	6,851	Leased - 07/31/13
Zygo - Optical Systems
Costa Mesa, California	6,500	13,714	Leased - 04/30/13
Western Regional Sales Office and R&D Center
Santa Clara, California - (1)	0	5,000	Leased - 07/31/15
Fremont, California	0	5,975	Leased - 02/01/13
Zygo - Laser Technology Metrology (R&D)
Watsonville, California	0	1,452	Leased - 03/31/13
Zygo PTE Ltd
Singapore	0	2,174	Leased - 12/31/12
Zygo Taiwan
Sales and Service Offices	0	11,691	Leased - 04/30/14
ZygoLOT
Germany	0	3,702	Leased - 10/01/12
Zygo KK
Japan	0	1,705	Leased - 07/31/13
Demo Room	0	500	Leased - 03/31/13

Total	160,359	419,580

(1) We plan to move two of our operations into new locations during fiscal 2013. Current leases will expire or terminate in accordance with lease agreements with no penalty.

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not party to any litigation that we believe could have a material effect on our financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures

N/A.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ National Market System under the symbol ZIGO. The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2012 and 2011.

	Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011

	High	Low	High	Low

First quarter	$14.20	$9.54	$9.88	$7.10
Second quarter	$18.42	$10.68	$12.95	$9.47
Third quarter	$20.06	$16.36	$16.20	$10.38
Fourth quarter	$20.15	$15.39	$14.95	$11.05

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The number of record holders of our common stock at August 31, 2012 was 396. Our closing stock price as of June 29, 2012 was $17.86.

We have never declared or paid a cash dividend on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2012, we repurchased outstanding common shares having an aggregate market value of $20.0 million (determined at the time of their respective repurchases). Repurchases may occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. There were no repurchases under this stock trading plan in fiscal 2012, 2011 or 2010.

In January 2010, the Company entered into an agreement to purchase all of the outstanding stock and to retire the outstanding shareholder notes of Zemetrics, Inc. in exchange for 361,217 unregistered shares of the Company’s common stock.

We also at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in each quarter of fiscal 2012 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Aproximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2011 - September 30, 2011	30,448	$9.83	—	$5.0
October 1, 2011 - December 31, 2011	155	$12.83	—	$5.0
January 1, 2012 - March 31, 2012	5,898	$16.93	—	$5.0
April 1, 2012 - June 30, 2012	1,134	$19.75	—	$5.0

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in the fourth quarter of fiscal year 2012 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2012 - April 30, 2012	1,134	$19.75	—	$5.0
May 1, 2012 - May 31, 2012	—	—	—	$5.0
June 1, 2012 - June 30, 2012	—	—	—	$5.0

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

The graph below compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Composite and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the new peer group are GSI Group Inc., Nanometrics, Inc., Rudolph Technologies, Inc., II-VI, Incorporated, Electro Scientific Industries, Inc., Faro Technologies, Inc., Cognex Corp., FEI Co. and Ultratech, Inc. Companies in the old peer group are LeCroy Corporation, Nanometrics, Inc., Rudolph Technologies, Inc., II-VI, Incorporated, Electro Scientific Industries, Inc., Faro Technologies, Inc., Cognex Corp., FEI Co.and Ultratech, Inc. The new peer group consists of issuers selected primarily based on market capitalization and the markets they serve. We added GSI Group Inc. to our current peer group to replace LeCroy Corporation, which announced in a press release dated May 29, 2012 that it was being acquired.

	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12

ZYGO CORPORATION	100.00	68.78	32.61	56.75	99.72	134.70
NASDAQ COMPOSITE	100.00	88.81	71.83	83.34	110.73	118.54
NEW PEER GROUP	100.00	87.34	60.19	73.59	135.62	123.35
OLD PEER GROUP	100.00	88.10	63.77	77.01	143.10	130.86

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Thousands, except per share, number of employees, percentages and ratio amounts)

	Fiscal Year Ended June 30,

	2012	2011	2010	2009	2008

Net revenues	$166,837	$150,126	$101,330	$114,734	$158,463
Gross profit	81,710	70,793	41,969	32,433	64,681
Gross margin	49%	47%	41%	28%	41%
Net earnings (loss) from continuing operations	45,071	20,592	(2,668)	(61,210)	3,337
Net earnings (loss) from discontinued operations, net of tax	—	91	(2,669)	(4,059)	(700)

Net earnings (loss) including noncontrolling interest	45,071	20,683	(5,337)	(65,269)	2,637
Less: Net earnings attributable to noncontrolling interest	2,053	1,604	957	795	1,398

Net earnings (loss) attributable to Zygo Corporation	$43,018	$19,079	$(6,294)	$(66,064)	$1,239

% of net revenues	26%	13%	-6%	-58%	1%
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$43,018	$18,988	$(3,625)	$(62,005)	$1,939

% of net revenues	26%	13%	-4%	-54%	1%

Basic - Net earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$2.39	$1.08	($0.21)	($3.68)	$0.11
Discontinued operations	—	—	(0.16)	(0.24)	(0.04)

Net earnings (loss) per share	$2.39	$1.08	($0.37)	($3.92)	$0.07

Diluted - Net earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$2.30	$1.05	($0.21)	($3.68)	$0.11
Discontinued operations	—	—	(0.16)	(0.24)	(0.04)

Net earnings (loss) per share	$2.30	$1.05	($0.37)	($3.92)	$0.07

Weighted average number of shares:
Basic	18,014	17,639	17,183	16,843	17,295
Diluted	18,711	18,140	17,183	16,843	17,648

Research, development and engineering	$16,501	$14,990	$14,284	$23,234	$23,971
Capital expenditures	$8,542	$1,522	$1,441	$4,255	$6,580
Depreciation and amortization	$5,720	$6,431	$6,125	$7,960	$7,352

	June 30,

	2012	2011	2010	2009	2008

Working capital	$127,697	$95,201	$72,485	$69,742	$104,851
Current ratio	5.4	4.5	4.2	4.3	5.7
Total assets	$210,021	$159,604	$125,165	$124,099	$190,008
Stockholders’ equity	$173,625	$124,720	$98,403	$98,583	$162,524
Price-earnings ratio	8	13	—	—	140
Number of employees at year-end	609	537	454	484	595
Revenue per employee – average	$274	$280	$223	$237	$266
Book value per share	$9.52	$7.02	$5.63	$5.83	$9.71
Market price per share at year-end	$17.86	$13.22	$8.11	$4.66	$9.83

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, share-based compensation, warranty obligations, self-insured healthcare claims, income taxes, discontinued operations, contract revenue, economic hedges and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, discontinued operations, inventory valuation, valuation of marketable securities, share-based compensation, warranty costs, self-insured health insurance costs, accounting for income taxes, contract revenue and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related revenue being recognized in our financial statements. These advance payments are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the consolidated balance sheet. These progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in progress payments or deferred revenue until our applicable revenue recognition criteria have been met.

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. During fiscal 2012, changes in estimates under the percentage of completeness method were not material. Revenue recognized in excess of billings is included in revenue recognized in excess of billings on uncompleted contracts in the consolidated balance sheet. Billings in excess of costs and earnings would be included in billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement

•	Both the Company and the customer are expected to satisfy all contractual obligations and

•	Reasonably reliable estimates of total revenue, total cost and the progress toward completion can be made.

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

Discontinued Operations

The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; discount rate; excess working capital levels; property values; and the anticipated costs involved in the selling process. As more fully described in Note 20, “Discontinued Operations”, of our audited financial statements included in this Annual Report on Form 10-K, we have discontinued the Singapore IC packaging operations of our vision systems product line, which was included in our Metrology Solutions segment, in September 2009.

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

Share-Based Compensation

We calculate share-based compensation expense in accordance with authoritative guidance pertaining to share-based payments using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate and dividend yield. The determination of these assumptions is based on history and future expectations and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Warranty Costs

We provide for the estimated cost of product warranties at the time revenue is recognized. We consider historical warranty costs actually incurred together with specifically identified circumstances to establish the warranty liability. The warranty liability is reviewed on a quarterly basis. Should actual costs differ from management’s estimates, revisions to the estimated warranty liability may be required. A fifteen percent change in warranty liability would have an immaterial impact on our financial condition and results of operations.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis and operating loss and tax credit carryforwards. We must assess the likelihood that any deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In fiscal 2009, management determined that it was more likely than not that we would not be able to realize our deferred tax assets in the future, and an adjustment to record a full valuation allowance was charged to income tax expense. In fiscal 2012, the Company reversed a substantial amount of the valuation allowance based on the cumulative earnings for the last three years and future projected income. Our effective tax rate may vary from period to period based on changes in pre-tax income between jurisdictions that have higher or lower tax rates, changes to federal, state, or foreign tax laws and deductibility of certain costs and expenses by jurisdiction.

Economic Hedges

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

Health Insurance

We are self-insured for the majority of our group health insurance. We rely on claims experience in determining an adequate liability for claims incurred, but not reported. To the extent actual claims exceed estimates, we may be required to record additional expense. We also carry catastrophic insurance to manage our health insurance liability which provides for specific dollar caps on our liability for both single claims and total annual claims. A six percent change in actual claims would have an immaterial impact on our financial condition and results of operations.

Recent Accounting Guidance Not Yet Adopted

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net earnings or other comprehensive income under current US GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal periods beginning and subsequent to July 1, 2012. This guidance will not have a material effect on our consolidated financial statements.

Adoption of New Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to our fiscal periods beginning and subsequent to January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements became effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. On July 1, 2011, we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of these amended standards did not have a material impact on our consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It was applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment and industrial markets. Optical instruments products encompass non-contact optical measurement instruments. Optics products consist of high performance macro-optics components, optical coatings and optical system assemblies. We conduct the majority of our manufacturing in our 153,500 square-foot facility in Middlefield, Connecticut, our 55,300 square-foot facility in Richmond, California and a 22,560 square-foot leased facility in Tucson, Arizona. In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona, which will function as the manufacturing site for our Tucson operation when we complete our transition to the new site.

Our net earnings in fiscal 2012 of $2.30 per diluted share include a tax benefit of $1.01 per diluted share relating to the reversal of substantially all of our valuation allowances pertaining to our deferred tax assets and costs charged to income related to an acquisition effort of $0.04 per diluted share. The reversal of the valuation allowance will result in a higher income tax rate in future periods then we have had in the two past years (excluding the reversal of the valuation allowance). Our net earnings in fiscal 2011 of $1.05 per diluted share included a gain on acquisition of $0.11 per diluted share.

We conduct business in Germany and China through joint ventures in which we are the majority owners. In Germany, we currently own 60% in ZygoLot GmbH (“ZygoLot”). We have the right to purchase the remaining 40% of the joint venture for €2.5 million euros. We have notified the minority partner of our intention to exercise this option. If we do exercise the option during fiscal 2013, we would include 100% of the income from ZygoLot in our consolidated statements of operations.

Our backlog at June 30, 2012 was $68.0 million, compared with $62.0 million at June 30, 2011. Net bookings were $35.5 million in the fourth quarter of fiscal 2012. Net bookings for the fourth quarter from the Metrology Solutions segment accounted for 60% of the bookings received; the Optical Systems segment accounted for the remaining 40%. For fiscal 2012, bookings were $172.8 million, an increase of 3% over fiscal 2011. Bookings in fiscal 2012 included two major contract awards totaling over $19.8 million, both related to the further development of the semiconductor roadmap working with some of the largest semiconductor manufacturers in the world.

During the second quarter of fiscal 2011, we completed a transaction with ASML to purchase substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. The assets were acquired for $7.1 million in cash and future consideration with a net present value of $5.3 million, based on the projected level of shipments to ASML over the next three years beginning January 1, 2011. In addition, we hired key management and employees working at the former ASML Richmond facility and formed our EPO group, which is included in our Optical Systems segment. With this acquisition, we have considerably expanded our optical manufacturing capabilities.

In fiscal 2011, the fair value of the Richmond assets acquired was greater than the purchase price, resulting in a gain on acquisition of $2.0 million which was recorded in other income. In addition, a deferred tax liability of $0.7 million was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1.3 million. The fair value of the assets was determined based on management’s review of the value of the assets at the time of the acquisition.

RESULTS OF OPERATIONS

Fiscal 2012 Compared with Fiscal 2011

Net Revenues by Segment

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Percentage of Total	Amount	Percentage of Total

Metrology Solutions	$106.2	64%	$92.9	62%
Optical Systems	60.6	36%	57.2	38%

Total	$166.8	100%	$150.1	100%

Revenues for fiscal 2012 increased 11% compared with the prior year period, reflecting increases in the Metrology Solutions segment revenues of 14% and the increase in Optical Systems segment revenues of 6%. The increase in the Metrology Solutions segment revenues was primarily due to volume increases in instruments of $16.0 million partially offset by volume decreases in lithography revenues of $4.1 million. We generated revenue increases across all of our regions with the exception of the Japan region. The China region contributed $9.5 million to the increase, primarily due to a number of large custom systems delivered, and the Americas region contributed $6.9 million to the increased instruments net revenue on a year over year basis. The decrease in lithography stage metrology revenues, which affected the Japan region, is attributable to the decline in semiconductor capital market expenditures which we expect to continue for at least the next few quarters.

The increase in the Optical Systems segment revenues was primarily due to an increase of $9.4 million of revenue from our EPO group. This increase in revenue was primarily due to a full year of operation for EPO, which included $5.6 million in a large multi-year project received this year. This increase was partially offset by a $4.3 million decrease in contract manufacturing associated with the completion in fiscal 2011 of a large order and volume decreases in laser and optical components of $1.7 million.

Revenues from two customers individually accounted for 11% and 10% of the net revenues for the fiscal year ended June 30, 2012. Revenues from one of these customers accounted for 13% of the net revenues for the fiscal year ended June 30, 2011. Combined revenues from these customers were included in both of our segments.

Revenues denominated in U.S. dollars for fiscal 2012 and 2011were 81% and 77% of total net revenues, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Metrology Solutions	$61.5	58%	$50.9	55%
Optical Systems	20.2	33%	19.9	35%

Total	$81.7	49%	$70.8	47%

Gross margin for fiscal 2012 was 49%, which represents an increase of two percentage points from the comparable prior year period. Within the Metrology Solutions segment, gross margin increased to 58% for the twelve months ended June 30, 2012 compared with the prior year comparable period of 55%, due to increased volume and favorable product mix within the instruments business resulting primarily from a number of large custom systems during the current fiscal year compared with the prior year.

Within the Optical Systems segment, the gross margin decreased to 33% for the twelve months ended June 30, 2012 compared with 35% in the comparable prior year period. The Optical Systems segment gross margin decrease for the twelve months ended June 30, 2012 was primarily due to product mix and, to a lesser extent, increased factory costs associated with the current volume and major contract awards.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$35.5	21%	$34.7	23%

SG&A increased in fiscal 2012 by $0.8 million from the comparable prior year period. The increase was primarily due to employee compensation expenses related to increased headcount, which accounted for $1.3 million, terminated acquisition costs of $0.8 million, increases in certain employee benefits of $0.7 million, and increased selling and commission expenses of $0.6 million, partially offset by a decrease in employee benefit costs related to performance-based compensation programs and the absence in the current year of acquisition related expenses. The decrease in SG&A as a percentage of revenue was due to management’s continuing efforts to control expenses over a significant increase in the revenue base.

Research, Development and Engineering Expenses (“RD&E”)

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$16.5	10%	$15.0	10%

RD&E expense increased in fiscal 2012 by $1.5 million compared with the prior year period. The increase was primarily due to spending in several development projects in our lithography product line and EPO group. Overall, spending as a percentage of net revenues was unchanged at 10% for fiscal 2012 and 2011.

Other Income (Expense)

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$(0.5)	—	$0.8	—

Other income (expense) for fiscal 2012 was ($0.5) million for fiscal 2012 compared to income of $0.8 million in fiscal 2011. The $1.3 million dollar difference related primarily to the gain on acquisition recorded in fiscal 2011on the purchase of substantially all the assets of ASML’s Richmond, California operation, and by the amortization of the future consideration associated with the acquisition and unrealized losses on marketable securities related to the deferred compensation program in fiscal 2012.

Income Tax Expense (Benefit)

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Tax Rate Percentage	Amount	Tax Rate Percentage

	$(15.8)	54%	$1.3	6%

In fiscal 2012, we recognized a tax benefit of $18.9 million from the reversal of substantially all of the valuation allowance on our net deferred tax assets. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income in future periods. Through fiscal 2011, a predominant portion of the Company’s net deferred tax assets were reserved due to the uncertainty of realization through future earnings. In fiscal 2012, the Company determined that based upon all available evidence, positive and negative, including the Company’s taxable income over the past three fiscal years and expected future profitability, that substantially all of its deferred tax assets were more likely than not to be realized through future earnings.

In both fiscal 2012 and 2011, income tax expense was recorded for foreign and state income tax expense. In fiscal 2011, we also recognized $0.7 million of tax benefit from the adjustment of valuation allowances on our deferred tax assets associated with the Richmond asset purchase. Income tax expense in fiscal 2012 and 2011 was 10% and 9%, respectively, before reversal of the valuation allowances.

Net Earnings from Continuing Operations Attributable To Zygo Corporation

	Year Ended

(Dollars in millions)	June 30, 2012		June 30, 2011

	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$43.0	26%	$19.0	13%

Net earnings from continuing operations attributable to Zygo Corporation in fiscal 2012 was $43.0 million compared with $19.0 million in the prior year. Net earnings from continuing operations attributable to Zygo Corporation per diluted share was $2.30 for fiscal 2012, compared with $1.05 per diluted share for fiscal 2011.

The net earnings in fiscal 2012 included an income tax benefit of $18.9 million, or $1.01 per diluted share, related to the reversal of valuation allowances on our deferred tax assets and charges related to a terminated acquisition effort, net of tax, of $0.7 million, or $0.04 per diluted share. Net earnings in fiscal 2011 included a gain on acquisition of $2.0 million, net of a related tax effect of $0.7, or $0.11 per diluted share.

Net earnings in fiscal 2012 also included the effects of the restoration of an employee 401K match program of $0.7 million.

Backlog

Backlog at June 30, 2012 was $68.0 million, an increase of $6.0 million from June 30, 2011. The year-end fiscal 2012 backlog consisted of $45.3 million, or 67%, in the Optical Systems segment and $22.7 million, or 33%, in the Metrology Solutions segment. Bookings for fiscal 2012 totaled $172.8 million. Bookings by segment for fiscal 2012 consisted of $97.5 million, or 56%, in the Metrology Solutions segment and $75.3 million, or 44%, in the Optical Systems segment.

Fiscal 2011 Compared with Fiscal 2010

Net Revenues by Segment

	Year Ended

(Dollars in millions)	June 30, 2011		June 30, 2010

	Amount	Percentage of Total	Amount	Percentage of Total

Metrology Solutions	$92.9	62%	$65.8	65%
Optical Systems	57.2	38%	35.5	35%

Total	$150.1	100%	$101.3	100%

Revenues for fiscal 2011 increased 48% compared with the prior year period, reflecting increases in the Metrology Solutions segment revenues of 41% and in Optical Systems segment revenues of 61%. The increase in the Metrology Solutions segment revenues was primarily due to volume increases in instruments of $14.2 million and lithography stage metrology of $14.1 million. The increase in instruments was due to volume increases in large aperture and microscope products. We generated revenue increases across all our regions. Large aperture revenues were especially strong in the Americas and China (included in our Pacific Rim geographic region). The increase in lithography stage metrology was due to strength in the semiconductor market.

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

Income Tax Expense (Benefit)

	Year Ended

(Dollars in millions)	June 30, 2011		June 30, 2010

	Amount	Tax Rate Percentage	Amount	Tax Rate Percentage

	$1.3	6%	$(1.0)	28%

In fiscal 2011, income tax expense was related primarily to foreign and state income tax expense. There was no United States federal income tax expense due to our net operating loss (NOL) carryforwards and the valuation allowance on those NOLs. During fiscal 2011, we also recognized $0.7 million of tax benefit from the adjustment of valuation allowances on our deferred tax assets associated with the Richmond asset purchase. The deferred tax liability recorded in connection with the gain on acquisition reduced our net deferred tax assets which, in turn, reduced our valuation allowance. The reduction in the valuation allowance was recorded as a current period tax benefit. We continue to maintain a valuation allowance on our net deferred tax assets as of June 30, 2011. In future periods, the valuation allowance could be reduced based upon sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized.

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

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2012, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), were $16.8 million (10% of net revenues), $19.7 million (13% of net revenues) and $8.8 million (9% of net revenues), for the years ended June 30, 2012, 2011 and 2010, respectively. Substantially all of these revenues occurred in the Metrology segment. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At June 30, 2012 and 2011, there were, in the aggregate, $1.6 million and $2.6 million, respectively, of trade accounts receivable from Canon.

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

Fiscal 2012 Compared with Fiscal 2011

At June 30, 2012, cash and cash equivalents were $84.1 million, an increase of $24.1 million from $60.0 million at June 30, 2011, of which $15.3 million is located in foreign jurisdictions subject to repatriation restrictions. As of June 30, 2012, $1.3 million of standby letters of credit were outstanding. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments. These letters of credit are expected to expire at varying dates through October 2012. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, was $19.9 million as of June 30, 2012. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash flow provided by operating activities from continuing operations for the year ended June 30, 2012 of $32.1 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by changes in deferred income taxes, prepaid expenses and other current assets, and accounts payable, accrued expenses and taxes payable.

Cash flow used for investing activities for the year ended June 30, 2012 decreased by $1.8 million compared with the prior year period. In fiscal 2011, we used cash of $7.1 million to purchase the assets of our EPO facility in Richmond, California, as well as purchasing $1.5 million of property, plant and equipment. In fiscal 2012, we purchased $8.5 million of property, plant and equipment, which included $4.0 million for the purchase of a manufacturing building in Tucson, Arizona.

Cash flow provided by financing activities for the year ended June 30, 2012 of $1.0 million was primarily due to the receipt of proceeds from stock option exercises of $3.6 million, partially offset by dividend payments of $2.2 million to noncontrolling interests.

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

Cash flow provided by operating activities from continuing operations for the year ended June 30, 2011 of $20.7 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by an increase in receivables and inventories.

Cash flow used by investing activities for the year ended June 30, 2011 increased by $10.4 million compared with the prior year period. This increase was primarily related to the purchase of ASML’s Richmond, California assets for $7.1 million and a net decrease in proceeds from sales and maturities of marketable securities.

Cash flow provided by financing activities in the year ended June 30, 2011 of $0.7 million was primarily due to the receipt of proceeds from stock option exercises of $1.7 million, partially offset by dividend payments of $0.8 million to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period (Dollars in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

ZygoLot buy-out	$3.2	$3.2	$—	$—	$—
Operating leases	1.9	1.0	0.9	—	—
Deferred compensation and non-compete agreements	0.7	0.2	0.5	—	—
Consulting agreement	0.2	0.1	0.1	—	—

Total	$6.0	$4.5	$1.5	$—	$—

At June 30, 2012, we have a liability of $3.6 million for uncertain tax positions in accordance with FASB Accounting Standards Codification 740: “Accounting for Uncertainty in Income Taxes”. Please refer to Note 15: Income Taxes of our audited financial statements included in this Annual Report on Form 10-K.

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

Interest Rate Sensitivity
We currently maintain a portfolio of cash equivalents consisting of an institutional money market fund and marketable securities consisting primarily of a mutual fund. The institutional money market fund, with a balance of $19.9 million, consists primarily of U.S. treasury securities. The mutual fund of $0.7 million, which is related to our deferred compensation program, consists of corporate securities. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. There is little downward exposure on our interest income. To the extent interest rates increase or we change our investment strategy, there could be an increase in investment income.

Exchange Rate Sensitivity
Approximately 81% of our fiscal 2012 net revenues were denominated in U.S. dollars. At June 30, 2012, our backlog included bookings in U.S. dollars of $61.0 million, or 90%, of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our net revenues that are based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These forward contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions. The majority of our foreign currency transactions and foreign operations are denominated in the Japanese yen and euro. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 5% appreciation or depreciation of the U.S. dollar against the euro, yen and yuan would have an immaterial impact on our consolidated financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this item begin on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Zygo’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is processed in accordance with accounting principles generally accepted in the United States of America and reported within the appropriate time periods. Based on that evaluation, and as discussed in more detail below, Zygo management has concluded that these disclosure controls and procedures were ineffective as of June 30, 2012 due to a material weakness that Zygo identified in its internal control over financial reporting, specifically related to the accounting for income taxes.

Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting

Zygo management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)). Zygo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of Zygo’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During this assessment, management identified a material weakness in internal control over financial reporting, specifically related to accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Zygo’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness described below, management has concluded that Zygo’s internal control over financial reporting was not effective as of June 30, 2012 based upon the COSO Framework.

Zygo’s processes, procedures and controls related to accounting for income taxes were not designed and did not operate effectively as of June 30, 2012 to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, Zygo did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts noted above. Zygo management has concluded that these internal control deficiencies constitute a material weakness in internal control, because there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are in the process of actively addressing the identified material weakness. Actions will be taken to improve internal controls over Zygo’s accounting for income taxes, and Zygo will take further steps to strengthen controls, including the following planned actions:

•

allocate additional resources, which may include the use of an independent consultant with sufficient expertise in accounting for income taxes and reporting, to assist in the preparation and review of accounting for income taxes,

•	enhance policies and procedures relating to tax account reconciliation, analysis and review, and
•	accelerate certain yearend tax analysis and reporting activities to periods earlier in the year, in order to provide additional analysis and reconciliation time.

We anticipate that actions described above and resulting improvements in controls will strengthen Zygo’s internal control over financial reporting and will, over time, address the related material weakness identified as of June 30, 2012. However, because many of the controls in Zygo’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

Deloitte & Touche LLP, Zygo’s independent registered public accounting firm, issued the report below on the effectiveness of Zygo’s internal control over financial reporting.

Zygo Corporation

September 13, 2012	By:	/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
Chairman, President and Chief Executive Officer

September 13, 2012	By:	/s/ John P. Jordan

John P. Jordan
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation
Middlefield, Connecticut

We have audited the internal control over financial reporting of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Zygo Corporation’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•

The Company’s processes, procedures and controls related to accounting for income taxes were not designed and did not operate effectively as of June 30, 2012, to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2012, of the Company, and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated September 13, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 13, 2012

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report on Form 10-K, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our Company’s 2012 Annual Meeting of Stockholders (referred to below as our “2012 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2012 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2012 Proxy Statement under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our 2012 Proxy Statement under the captions “Certain Relationships and Related Party Transactions,” “Election of Board of Directors,” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2012 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

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

10.7

Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for its year ended June 30, 2002)*

	10.8	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

	10.9	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005)*

	10.10	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006)*

	10.11	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007)*

10.12	Employment Agreement dated November 19, 2007 between Zygo Corporation and Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current report on Form 8-K dated November 20, 2007)*

10.13	Employment agreement amendments between Zygo Corporation, and John M. Stack, dated October 21, 2008 (Exhibit 10.3, to the Company’s Current Report on Form 8-K dated October 21, 2008)*

10.14

Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation (Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A, Amendment No. 2, dated December 23, 2009 for its year ended June 30, 2009)* **

10.15

Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation (Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A, Amendment No. 2, dated December 23, 2009 for its year ended June 30, 2009)* **

10.16	Employment agreement amendment between Zygo Corporation and John M. Stack, dated September 1, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 4, 2009)*

10.17	Employment agreement amendment between Zygo Corporation and John M. Stack, dated September 8, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2009)*

10.18

Employment and Stock Option Agreement between Zygo Corporation and Dr. Chris L. Koliopoulos, dated January 18, 2010 (Exhibit 10.1 and 10.3 to the Company’s Current Report on Form 8-K dated January 22, 2010)*

10.19

Zemetrics, Inc. acquisition agreement between ZMI Acquisition Corporation, a wholly-owned subsidiary of Zygo Corporation, and Zemetrics, Inc., dated January 18, 2010 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2010)*

10.20

Asset Purchase Agreement, dated as of October 27, 2010, by and among Zygo Corporation, Zygo Richmond, and ASML, US, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 10-Q for its quarter ending December 31, 2010)* **

10.21	Employment Agreement between Zygo Corporation and John P. Jordan, dated February 17, 2011 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2011)*

10.22	Zygo Corporation 2002 Equity Incentive Plan, as amended effective as of November 16, 2006. (Exhibit 4.2 to the Company’s Current Report on Form S-8 dated March 16, 2012)*

10.23	Zygo Corporation Employee Stock Purchase Plan, as amended as of August 24, 2011. (Exhibit 4.1 to the Company’s Current Report on Form S-8 dated March 16, 2012)*

10.24	Zygo Corporation 2012 Equity Incentive Plan dated as of August 24, 2011. (Exhibit 4.1 to the Company’s Current Report on Form S-8 dated March 16, 2012)*

14.	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004)*

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

Exhibit numbers 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.10, 10.12, 10.13, 10.16, 10.17, 10.18, 10.21, 10.22, 10.23 and 10.24 are management contracts, compensatory plans or compensatory arrangements.

*     Incorporated herein by reference.

**   Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION

Registrant

By	/s/ John P. Jordan	Date	September 13, 2012

John P. Jordan
Vice President, Chief Financial
Officer and Treasurer

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Chris L. Koliopoulos and John P. Jordan, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for each of them in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney’s-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chris L. Koliopoulos	Chairman, President and Chief Executive	September 13, 2012
Officer (principal executive officer) and Director
Chris L. Koliopoulos

/s/ John P. Jordan	Vice President, Chief Financial Officer and	September 13, 2012
Treasurer (principal financial officer)
John P. Jordan

/s/ Stephen D. Fantone	Director	September 13, 2012

Stephen D. Fantone

/s/ Samuel H. Fuller	Director	September 13, 2012

Samuel H. Fuller

/s/ Seymour E. Liebman	Director	September 13, 2012

Seymour E. Liebman

/s/ Robert B. Taylor	Director	September 13, 2012

Robert B. Taylor

/s/ Carol P. Wallace	Director	September 13, 2012

Carol P. Wallace

/s/ Gary K. Willis	Director	September 13, 2012

Gary K. Willis

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated balance sheets at June 30, 2012 and 2011

F-4	Consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010

F-5	Consolidated statements of equity and comprehensive income (loss) for the years ended June 30, 2012, 2011 and 2010

F-6	Consolidated statements of cash flows for the years ended June 30, 2012, 2011 and 2010

F-7 to F-30	Notes to consolidated financial statements

Financial Statement Schedule

S-1	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation
Middlefield, CT

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Annual Report on Form 10-K. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Zygo Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their consolidated operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 13, 2012

CONSOLIDATED BALANCE SHEETS
(Thousands, except share and per share amounts)

	June 30, 2012	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$84,053	$60,039
Marketable securities (note 4)	—	1,000
Receivables, net of allowance for doubtful accounts of $760 and $1,399, respectively (notes 6 and 17)	31,601	31,424
Inventories (note 7)	27,760	28,379
Prepaid expenses and other current assets	2,851	1,690
Revenue recognized in excess of billings on uncompleted contracts	2,371	—
Deferred income taxes (note 15)	8,004	55

Total current assets	156,640	122,587
Marketable securities (note 4)	729	980
Property, plant and equipment, net (note 8)	33,694	30,195
Deferred income taxes (note 15)	13,760	—
Intangible assets, net (note 9)	5,198	5,842

Total assets	$210,021	$159,604

Liabilities and Equity
Current liabilities:
Accounts payable	$9,613	$7,120
Accrued progress payments and deferred revenue	5,482	4,706
Accrued salaries and wages	6,198	8,636
Other accrued expenses (note 10)	7,234	6,093
Income taxes payable (note 15)	416	550
Current liabilities of discontinued operations (note 20)	—	281

Total current liabilities	28,943	27,386
Deferred income taxes (note 15)	2,580	—
Other long-term liabilities	2,518	4,131

Total liabilities	34,041	31,517

Commitments and contingencies (note 11)

Equity (notes 13 and 14):
Common stock, $.10 par value per share:
40,000,000 shares authorized;
20,499,861 shares issued (19,985,631 in 2011);
18,239,941 shares outstanding (17,763,346 in 2011)	2,050	1,999
Additional paid-in capital	176,305	168,662
Retained earnings (Accumulated deficit)	22,253	(20,765)
Accumulated other comprehensive income (loss):
Currency translation effects	(186)	1,197
Less treasury stock, at cost; 2,259,920 common shares (2,222,285 in 2011)	26,797	26,373

Total stockholders’ equity - Zygo Corporation	173,625	124,720
Noncontrolling interests	2,355	3,367

Total equity	175,980	128,087

Total liabilities and equity	$210,021	$159,604

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)

	Fiscal Year Ended June 30,

	2012	2011	2010

Net revenue	$166,837	$150,126	$101,330
Cost of goods sold	85,127	79,333	59,361

Gross profit	81,710	70,793	41,969

Selling, general and administrative expenses	35,486	34,705	29,520
Research, development and engineering expenses	16,501	14,990	14,284
Impairment of goodwill	—	—	2,003

Operating profit (loss)	29,723	21,098	(3,838)

Other income (expense):
Interest income	61	26	87
Miscellaneous income (expense), net	(540)	784	51

Total other income (expense)	(479)	810	138

Earnings (loss) from continuing operations before income tax expense, including noncontrolling interest	29,244	21,908	(3,700)
Income tax benefit (expense) (note 15)	15,827	(1,316)	1,032

Net earnings (loss) from continuing operations	45,071	20,592	(2,668)
Net earnings (loss) from discontinued operations, net of tax (note 20)	—	91	(2,669)

Net earnings (loss) including noncontrolling interests	45,071	20,683	(5,337)
Less: Net earnings attributable to noncontrolling interests	2,053	1,604	957

Net earnings (loss) attributable to Zygo Corporation	$43,018	$19,079	$(6,294)

Basic - Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$2.39	$1.08	$(0.21)
Discontinued operations	—	—	(0.16)

Net earnings (loss) per share	$2.39	$1.08	$(0.37)

Diluted - Earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$2.30	$1.05	$(0.21)
Discontinued operations	—	—	(0.16)

Net earnings (loss) per share	$2.30	$1.05	$(0.37)

Weighted average number of shares:
Basic	18,014	17,639	17,183

Diluted	18,711	18,140	17,183

Amounts Attributable to Zygo Corporation
Net earnings (loss) from continuing operations attributable to Zygo Corporation	$43,018	$18,988	$(3,625)
Discontinued operations, net of tax (note 20)	—	91	(2,669)

Net earnings (loss) attributable to Zygo Corporation	$43,018	$19,079	$(6,294)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands)

			Additional Paid-In Capital			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Zygo Corp.	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss) Attributable to Zygo Corp.
	Common Stock			Treasury Stock

	Shares	Amount		Shares	Amount

Balance at July 1, 2009	16,915	$1,904	$156,176	2,129	$(25,641)	$(33,550)	$(306)	$98,583	$1,444	$100,027
Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	(6,294)	—	(6,294)	957	(5,337)	$(6,294)
Foreign currency translation	—	—	—	—	—	—	(422)	(422)	(208)	(630)	(422)

											$(6,716)

Share based compensation	—	—	2,556	—	—	—	—	2,556	—	2,556
Issuance - acquisition	361	36	3,865	—	—	—	—	3,901	—	3,901
Repurchase of restricted stock	147	22	(22)	54	(407)	—	—	(407)	—	(407)
Exercise of employee stock options and related tax effect	57	4	477	—	5	—	—	486	—	486

Balance at June 30, 2010	17,480	$1,966	$163,052	2,183	$(26,043)	$(39,844)	$(728)	$98,403	$2,193	$100,596

Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	19,079	—	19,079	1,604	20,683	$19,079
Foreign currency translation	—	—	—	—	—	—	1,925	1,925	393	2,318	1,925

											$21,004

Share based compensation	—	—	3,965	—	—	—	—	3,965	—	3,965
Repurchase of restricted stock	116	15	(15)	39	(330)	—	—	(330)	—	(330)
Exercise of employee stock options and related tax effect	167	18	1,660	—	—	—	—	1,678	—	1,678
Dividends paid	—	—	—	—	—	—	—	—	(823)	(823)

Balance at June 30, 2011	17,763	$1,999	$168,662	2,222	$(26,373)	$(20,765)	$1,197	$124,720	$3,367	$128,087

Comprehensive income (loss):
Net earnings (loss)	—	—	—	—	—	43,018	—	43,018	2,053	45,071	$43,018
Foreign currency translation	—	—	—	—	—	—	(1,383)	(1,383)	(236)	(1,619)	(1,383)

											$41,635

Share based compensation	—	—	4,128	—	—	—	—	4,128	—	4,128
Repurchase of restricted stock	111	15	(15)	38	(424)	—	—	(424)	—	(424)
Exercise of employee stock options and related tax effect	366	36	3,530	—	—	—	—	3,566	—	3,566
Dividends paid and declared									(2,829)	(2,829)

Balance at June 30, 2012	18,240	$2,050	$176,305	2,260	$(26,797)	$22,253	$(186)	$173,625	$2,355	$175,980

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Fiscal Year Ended June 30,

	2012	2011	2010

Cash provided by operating activities:
Net earnings (loss) including noncontrolling interests	$45,071	$20,683	$(5,337)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(91)	2,669
Depreciation and amortization	5,720	6,431	6,125
Gain on acquisition	—	(1,296)	—
Deferred income taxes	(18,900)	(780)	(789)
Impairment and disposal of property, plant and equipment	22	549	67
Impairment and disposal of intangible assets	47	4	2,003
Inventory valuation adjustment	—	—	543
Provision for doubtful accounts	(458)	(298)	(586)
Dividend declared to noncontrolling interest	(641)	—	—
Compensation cost related to share-based payment arrangements	4,128	3,965	2,492
Excess tax benefits from share-based payment arrangements	—	(173)	(33)
Other	318	(677)	(379)
Changes in operating accounts, excluding the effect of acquisition:
Receivables	(123)	(10,381)	1,446
Inventories	682	(125)	5,314
Prepaid expenses and other current assets	(4,131)	1,494	1,247
Revenue recognized in excess of billings on uncompleted contracts	(2,371)	—	—
Accounts payable, accrued expenses and taxes payable	2,779	1,340	270

Net cash provided by operating activities from continuing operations	32,143	20,645	15,052

Net cash used for operating activities from discontinued operations	(281)	(263)	(1,542)

Cash provided by (used for) investing activities:
Purchases of property, plant and equipment	(8,542)	(1,522)	(1,441)
Purchase of marketable securities	(999)	(1,998)	(2,288)
Additions to intangibles and other assets	(259)	(906)	(505)
Investments and acquisitions, excluding cash acquired	—	(7,142)	11
Proceeds from the sale and maturity of marketable securities	2,173	2,136	5,000
Proceeds from the sale of property, plant and equipment	63	63	291

Net cash provided by (used for) investing activities	(7,564)	(9,369)	1,068

Cash provided by financing activities:
Dividend payments to noncontrolling interests	(2,188)	(823)	—
Excess tax benefits from share-based payment arrangements	—	173	33
Restricted stock vesting and related tax benefits	(424)	(330)	(407)
Exercise of employee stock options	3,566	1,678	486

Net cash provided by financing activities	954	698	112

Effect of exchange rate changes on cash and cash equivalents	(1,238)	1,792	(877)

Net increase in cash and cash equivalents	24,014	13,503	13,813
Cash and cash equivalents, beginning of year	60,039	46,536	32,723

Cash and cash equivalents, end of year	$84,053	$60,039	$46,536

Supplemental cash flow information:

Cash paid for income taxes was $2,992, $524, and $281, in fiscal 2012, 2011 and 2010, respectively.
Dividend of $641 declared but not paid to noncontrolling interest as of June 30, 2012.
Purchases of property, plant and equipment included in accounts payable was $436, $200, and $36 in fiscal 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012, 2011 and 2010
(Thousands, except for per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, bio-medical, scientific and industrial markets. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “Company”). All transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements. Noncontrolling interest related to our ownership interests of less than 100% is reported as noncontrolling interest in the consolidated balance sheets. Net earnings attributable to the noncontrolling interest, net of tax, is reported as net earnings attributable to noncontrolling interest in the consolidated statements of operations.

Discontinued Operations
The Company classifies operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon the ceasing of operations or the consummation of an expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; property values; and the anticipated costs involved in the selling process.

As more fully described in Note 20, “Discontinued Operations”, we discontinued the Singapore Integrated Circuit (“IC”) packaging metrology operations of our vision systems product line in fiscal 2009, which was included in our Metrology Solutions segment.

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

Marketable Securities
We consider investments in securities with maturities at the date of purchase in excess of three months as marketable securities. Held-to-maturity investments are recorded at amortized cost. Trading investments are recorded at fair value and adjusted through the consolidated statements of operations.

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

Intangible Assets
Intangible assets include patents, trademarks, a covenant not-to-compete, acquired technology and customer lists. The cost of intangible assets is amortized on a straight-line basis, over estimated useful lives ranging from 5-17 years.

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

If any such facts or circumstances exist, the carrying values of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During fiscal 2012, we did not record any impairment charges. During fiscal 2011, we recorded an impairment charge on property, plant and equipment of $563 related to our vision systems product line in Canada. During fiscal 2010, we recorded an impairment charge on goodwill of $2,003.

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

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related revenue being recognized in our financial statements. These advance payments are included in progress payments, deferred revenue and billings in excess of costs and estimated earnings in the consolidated balance sheet. These progress payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in progress payments or deferred revenue until our applicable revenue recognition criteria have been met.

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. During fiscal 2012, changes in estimates under the percentage of completeness method were not material. Revenue recognized in excess of billings is included in revenue recognized in excess of billings on uncompleted contracts in the consolidated balance sheet. Billings in excess of costs and earnings would be included in billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement
•	Both the Company and the customer are expected to satisfy all contractual obligations and
•	Reasonably reliable estimates of total revenue, total cost, and the progress toward completion can be made.

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

Research and Development
Research and development costs are expensed as incurred. For fiscal 2012, 2011 and 2010, we expensed $10,420, $7,899 and $8,566 of research and development costs, respectively. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. There were no reimbursed research and development costs in fiscal 2012 and 2011 and $33 were recorded in fiscal 2010.

Earnings per Share
Basic Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	June 30, 2012	June 30, 2011	June 30, 2010

Weighted average shares outstanding	18,014,325	17,638,635	17,183,224
Dilutive effect of stock options and restricted stock units	696,969	501,739	—

Diluted weighted average shares outstanding	18,711,294	18,140,374	17,183,224

For fiscal 2012, 2011 and 2010, 278,225, 814,741 and 2,036,759, respectively, of the Company’s outstanding stock options and restricted stock awards were excluded from the calculation of diluted earnings per share because they were antidilutive.

Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the share award using the straight line method.

Fair Value of Financial Instruments
We account for marketable securities and foreign currency hedges at fair value. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because they are short-term in nature.

Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP. On an ongoing basis, management evaluates its estimates and judgments, including those related to allowances for bad debts, reserves for excess and obsolete inventories, impairments and recoverability of long-lived assets, share-based compensation, income taxes, contract revenues and warranty obligations. Actual results could differ from those estimates.

Economic Hedges
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

Reclassifications
Certain amounts included in the consolidated financial statements for the prior year have been reclassified to conform with the current year presentation of current deferred income taxes on the consolidated balance sheets. In fiscal 2011, deferred income taxes of $55 was reported as part of prepaid expenses and other current assets.

Recent Accounting Guidance Not Yet Adopted
In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require presentation of components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net earnings or other comprehensive income under current U.S. GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal periods beginning and subsequent to July 1, 2012. This guidance will not have a material effect on our consolidated financial statements.

Adoption of New Accounting Pronouncements
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and was applicable to our fiscal periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements became effective in two phases. On January 1, 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. On July 1, 2011, we adopted the requirements for disclosures concerning the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of these amended standards did not have a material impact on our consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of a fiscal year beginning on or after December 15, 2010, with early adoption permitted. It was applicable to our fiscal year beginning July 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

This transaction met the conditions of a business combination as defined by Accounting Standards Codification (“ASC”) 805 and, as such, is accounted for under ASC 805 using the acquisition method of accounting. ASC 805 defines the three elements of a business as Input, Process and Output. As a result of the acquisition of substantially all the Richmond facility assets, Zygo acquired the machinery and equipment utilized in the processes to manufacture product, the building that houses the entire operation and intellectual property needed in the process to manufacture the product. The ASML employees hired by Zygo in connection with the acquisition brought with them the skills, experience and know-how necessary to provide the operational processes that, when applied to the acquired assets, represent processes being applied to inputs to create outputs. Having met all three elements of a business as defined in ASC 805, we determined that the acquisition of substantially all the assets of ASML’s Richmond, California operation should be accounted for as a business acquisition.

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

In addition to recording the fair values of the assets acquired and the future consideration liability, we also recorded a gain on acquisition of $2,021 in the consolidated statement of operations within miscellaneous income in accordance with ASC 805 using the purchase method of accounting. The gain on acquisition was primarily due to the difference between market value of the acquired real estate and its book value and the desire of ASML to sell the assets. In addition, a deferred tax liability of $725 was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1,296. On the date of purchase, we maintained a full valuation allowance on our net deferred tax assets. Therefore, we recorded a tax benefit to reduce the valuation allowance to the net deferred tax asset balance. Prior to recording the gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed. Additionally, we also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

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

Proforma financial information of revenues and net earnings for the operation was impractical to provide. Prior to the acquisition, the Richmond operations were accounted for as a cost center within ASML. Therefore, revenues were not recorded at the Richmond level within ASML and separate financial statements for the Richmond operations were not prepared. While ASML provided financial information sufficient for Zygo to conclude that the acquisition was not significant under Regulation S-X rule 3-05, ASML did not provide and Zygo does not have access to financial information for the appropriate periods to present pro forma financial information.

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

Acquisition costs for the twelve months ended June 30, 2010 were $457, and are included in selling, general and administrative expenses.

The following is the final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition on January 22, 2010:

Cash	$11
Inventories	403
Prepaid expenses	18
Property and equipment	15
Customer relationships	112
Technology	1,428
Goodwill	2,003

Total assets	3,990
Less: Liabilities assumed	89

Total	$3,901

In addition, net deferred tax assets of $360 were recorded in the opening balance sheet at zero value, net of a full valuation allowance. Based on the Company’s expectations of future U.S. taxable income, the Company believed it was more likely than not that such net deferred tax assets could not be realized.

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

From the date of acquisition through June 30, 2010, the Zemetrics reporting unit had revenues of $103 and an operating loss of $2,658 (including the aforementioned $2,003 goodwill impairment charge), which are included in the consolidated financial statements in fiscal 2010. The following unaudited proforma condensed financial information presents the results of operations for the years ended June 30, 2010 as though the acquisition of Zemetrics had occurred at the beginning of the fiscal year. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

Year ended June 30, 2010

Net revenues	$101,330
Net loss attributable to Zygo Corporation	$(3,565)

Loss per share amounts:
Basic and Diluted - Loss per share	$(0.21)
Diluted - Loss per share	$(0.21)

NOTE 3: RESTRUCTURING AND RELATED COSTS

During fiscal 2009, we initiated restructuring actions related to cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. In fiscal 2010, we recorded restructuring and related charges totaling $661 ($383 in selling, general and administrative expenses, and $278 in research, development and engineering expenses). There were no additional charges during fiscal 2012 or fiscal 2011.

The following table summarizes the accrual balances and utilization by cost type for the fiscal 2012 and 2011 restructuring actions:

	Severance	June 30, 2012 Facility Consolidation Costs	Total

Balance at June 30, 2011	$—	$33	$33
Payments	—	(33)	(33)

Balance at June 30, 2012	$—	$—	$—

	Severance	June 30, 2011 Facility Consolidation Costs	Total

Balance at June 30, 2010	$290	$227	$517
Payments	(290)	(194)	(484)

Balance at June 30, 2011	$—	$33	$33

The severance-related costs are related to the Metrology Solutions segment, and the facility consolidation costs are related to the Optical Systems segment.

NOTE 4: MARKETABLE SECURITIES

Marketable securities consisted of a mutual fund investment consisting primarily of corporate securities as of June 30, 2012 which is classified as a trading security. There were no held-to-maturity securities at June 30, 2012. Marketable securities consisted of a government agency security, classified as held-to-maturity, and mutual funds consisting primarily of corporate securities as of June 30, 2011. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The amortized cost, gross unrealized gains and losses and fair value of the held-to-maturity security at June 30, 2011 with a maturity date of August 8, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2011
Government treasury bill	$1,000	$—	$—	$1,000

There were no securities in a continuous unrealized loss position at June 30, 2012. In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity and duration of the impairment. We use analyst reports, credit ratings and other items as part of our review.

The trading security consists of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2011 and 2010, gross unrealized gains and losses, contributions, redemptions and fair value of the trading security at June 30, 2012 and 2011:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contributions	Redemptions	Ending Balance of Fiscal Year

June 30, 2012
Mutual Fund	$980	$99	$(177)	$—	$(173)	$729

June 30, 2011
Mutual Fund	$922	$210	$(16)	$—	$(136)	$980

NOTE 5: FAIR VALUE MEASUREMENTS

Fair value measurement disclosures utilize a valuation hierarchy for determining the grouping of inputs used. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2012

	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,931	$19,931	$—	$—
Trading securities	729	729	—	—
Foreign currency economic hedges	(3)	—	(3)	—

Total	$20,657	$20,660	$(3)	$—

The following table provides the assets and liabilities carried at fair value measured on a recurring and nonrecurring basis as of June 30, 2011:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2011

	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,930	$19,930	$—	$—
Trading securities	980	980	—	—
Foreign currency economic hedges	(82)	—	(82)	—

Total	$20,828	$20,910	$(82)	$—

Assets Measured at Fair Value on a Nonrecurring Basis:

		Fair value measurements at June 30, 2011

	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

Property, plant and equipment (1)	$—	$—	$—	$—	$(563)

Total	$—	$—	$—	$—	$(563)

(1) See Note 8: Property, Plant and Equipment

NOTE 6: RECEIVABLES

At June 30, 2012 and 2011, receivables were as follows:

	June 30, 2012	June 30, 2011

Trade	$32,261	$32,515
Other	100	308

	32,361	32,823
Allowance for doubtful accounts	(760)	(1,399)

	$31,601	$31,424

NOTE 7: INVENTORIES

At June 30, 2012 and 2011, inventories were as follows:

	June 30, 2012	June 30, 2011

Raw materials and manufactured parts	$12,753	$13,265
Work in process	12,031	10,742
Finished goods	2,976	4,372

	$27,760	$28,379

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

At June 30, 2012 and 2011, property, plant and equipment, at cost, were as follows:

	June 30, 2012	June 30, 2011	Estimated Useful Life (Years)

Land and improvements	$4,030	$2,930	—
Building and improvements	24,228	21,265	15-40
Machinery, equipment and office furniture	58,259	58,157	3-8
Leasehold improvements	964	989	1-5
Construction in progress	1,625	357	—

	89,106	83,698
Less accumulated depreciation	(55,412)	(53,503)

	$33,694	$30,195

Depreciation expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $4,864, $5,363 and $5,318, respectively. In fiscal 2011, due to our historical operating results, we utilized a future discounted cash flow model over five years to assess the net realizable value of our property, plant and equipment related to the vision systems product line and recorded an impairment charge of $563 in selling, general and administrative expenses in our Metrology Solutions segment.

NOTE 9: INTANGIBLE ASSETS

Intangible assets, at cost, at June 30, 2012 and 2011 were as follows:

	June 30, 2012	June 30, 2011	Estimated Useful Life (Years)

Patents and trademarks	$6,934	$6,774	5-17
Customer relationships and technology	2,163	2,163	3-7
Covenant not-to-compete	851	851	4

	9,948	9,788
Accumulated amortization	(4,750)	(3,946)

Total	$5,198	$5,842

Amortization expense related to intangible assets for the fiscal years ended June 30, 2012, 2011 and 2010 was $857, $1,070 and $793, respectively. Amortization expense is estimated to be approximately $901 in fiscal 2013 and approximately $806, $795, $716, and $487 annually in fiscal 2014-2017, respectively. Amortization expense related to patents and trademarks is included in cost of goods sold in the consolidated statements of operations. Amortization expense related to customer relationships, technology and covenant not-to-compete is included in selling, general and administrative expense in the consolidated statements of operations. A non-compete agreement went into effect with the retirement of the chief technology officer of the Company in February 2009. This agreement requires payments totaling $878 over four years, including imputed interest of $27.

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

The following is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “other accrued expenses” in the consolidated balance sheets:

	June 30, 2012	June 30, 2011

Beginning balance	$1,333	$1,360
Reductions for payments made	(1,016)	(1,083)
Changes in accruals related to warranties issued in the current period	1,315	920
Changes in accrual related to pre-existing warranties	(444)	136

Ending balance	$1,188	$1,333

NOTE 11: COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. At June 30, 2012, we did not have a reserve for any contingencies. We are not party to any litigation that we believe could have a material effect on our financial condition, results of operation or liquidity.

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

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2017. Total lease expense, net, charged to operations was $1,236, $1,330 and $1,295 in fiscal 2012, 2011 and 2010, respectively. At June 30, 2012, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Year ending June 30,	Minimum Future Gross Lease Commitments

2013	$992
2014	563
2015	298
2016	21
2017	12

Total minimum lease payments	$1,886

NOTE 12: PROFIT-SHARING PLAN

We maintain the Zygo Corporation Profit Sharing Plan (“Plan”) in which substantially all full-time employees are eligible to participate. The Plan is comprised of a profit-sharing program and 401(k) tax deferred payroll deduction program. The profit-sharing program consists of cash distributions determined annually at the discretion of the Board of Directors. Within the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. Effective January 2012, we reinstated the 401(k) match up to 4% of an employee’s contributions. There was no company 401(k) match in the first half of fiscal 2012 or in fiscal 2011 and 2010. Our expenses related to these programs for the years ended June 30, 2012, 2011 and 2010 amounted to $1,947, $2,526 and $0, respectively.

NOTE 13: SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans
The Zygo Corporation 2012 Equity Incentive Plan (“2012 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock units. The Board of Directors may also amend the 2012 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. We have 1,650,000 shares authorized for issuance under the 2012 Plan, of which 1,573,074 remain available for grant at June 30, 2012. The exercise price per share of common stock covered by an option may not be less than the fair market value per share on the date of grant. Options and grants of restricted stock units generally vest over a four year period at a rate of 25% each year. Restricted stock awards granted prior to January 1, 2011 under the Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”), as amended in 2006, vest 50% after three years and 50% after four years. The 2002 Plan permitted the granting of stock options to purchase shares of common stock and the granting of restricted stock units. The 2002 Plan expired on August 27, 2012, and no further stock options or restricted stock units may be granted after that date.

As part of a director’s compensation for services to the company, non-employee directors are granted 5,000 restricted shares, and a non-employee chairman of the board is granted 7,500 restricted shares, which vest on an annual basis after one year and each new non-employee director is granted options to purchase 16,000 shares of common stock on his or her first day of service, at the market value per share on the date of grant. These options vest over a four year period at a rate of 25% each year. We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2012, 2011 and 2010 were $7.21, $5.68 and $4.45, respectively.

Share-based compensation expense for the fiscal year ended June 30, 2012 was $4,128, with a related tax benefit of $1,486. This increased cost of goods sold by $790, selling, general and administrative expenses by $2,708 and research, development and engineering expenses by $630. Share-based compensation expense for the fiscal year ended June 30, 2011 was $3,965, with a related tax benefit of $1,427. This increased cost of goods sold by $650, selling, general and administrative expenses by $2,416 and research, development and engineering expenses by $899. Share-based compensation expense for the fiscal year ended June 30, 2010 was $2,492, with a related tax benefit of $897. This increased cost of goods sold by $316, selling, general and administrative expenses by $1,770 and research, development and engineering expenses by $406. Restricted stock awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2012, 2011 and 2010, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Fiscal Year Ended June 30,

	2012	2011	2010

Term	6.6 Years	4.1-5.1 Years	4.1-5.1 Years
Volatility	59.5%	45.7 - 57.1%	45.7 - 60.9%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.1-2.6%	2.0-2.5%

Term – This is the period of time over which the options granted are expected to remain outstanding. Options granted generally have a maximum term of ten years. An increase in the expected term would increase compensation expense.

Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of Zygo’s shares and historical volatility of Zygo’s shares. An increase in the expected volatility would increase compensation expense.

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

Stock Options

The following table summarizes information about our stock options granted under our share-based compensation plans for fiscal 2012, 2011 and 2010. Included in the information below are outstanding options from the Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan which expired in fiscal 2003 and the 2002 Plan which expired in August 2012, in both instances, to the extent the options remain exercisable.

	June 30, 2012		June 30, 2011		June 30, 2010

	Shares Covered by Options	Weighted Average Exercise Price	Shares Covered by Options	Weighted Average Exercise Price	Shares Covered by Options	Weighted Average Exercise Price

Options - Outstanding at beginning of year	1,436,240	$10.57	1,976,892	$20.14	1,908,572	$22.72
Granted	229,562	$12.47	100,000	$12.13	515,000	$9.75
Exercised	(365,642)	$9.79	(166,852)	$10.05	(57,300)	$8.39
Expired or cancelled	(55,263)	$12.87	(473,800)	$51.07	(389,380)	$29.60

Options - Outstanding at end of year	1,244,897	$11.03	1,436,240	$10.57	1,976,892	$20.14

Options vested or expected to vest	548,144	$11.20	1,402,221	$10.56	1,878,816	$20.68

Options - Exercisable at end of year	681,185	$10.87	925,990	$10.70	1,297,492	$25.46

Outstanding options at June 30, 2012, had an intrinsic value of $8,506 with a weighted average remaining contractual life of 6.4 years. Exercisable options at the end of the year had an intrinsic value of $4,763 with a weighted average remaining contractual life of 4.8 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2012.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2012	Weighted Average Exercise Price

$5.09 - $8.80	191,275	6.7	$6.86	95,775	$6.51
$9.01 - $12.51	839,868	6.7	$11.02	417,656	$10.46
$12.53 - $14.74	120,600	3.1	$13.65	120,600	$13.65
$14.90 - $20.09	93,154	7.0	$16.38	47,154	$16.24

$5.09 - $20.09	1,244,897	6.4	$11.03	681,185	$10.87

As of June 30, 2012, there was $1,475 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The total intrinsic value of stock options exercised was $2,823, $449 and $109 and the total fair value of stock awards vested was $803, $959 and $478 during the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Cash received from stock option exercises and the associated tax benefit for the fiscal years ended June 30, 2012, 2011 and 2010 was $2,629, $1,834 and $520, respectively.

Restricted Stock
The following table summarizes information about restricted stock units granted under share-based compensation plans for the fiscal years ended June 30, 2012, 2011, and 2010:

	June 30, 2012		June 30, 2011		June 30, 2010

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non vested balance at beginning of year	713,975	$8.00	588,093	$9.04	551,650	$11.46
Granted	176,812	$13.78	362,500	$8.28	309,000	$6.06
Vested	(148,500)	$11.39	(172,865)	$8.89	(205,194)	$11.28
Forfeited	(7,955)	$6.43	(63,753)	$9.06	(67,363)	$8.71

Non vested balance at end of year	734,332	$9.92	713,975	$8.00	588,093	$9.04

As of June 30, 2012, there was $3,290 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

At June 30, 2012, an aggregate of 1,838,623 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 14: EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (“ESPP”), providing employees who elect to participate with the ability to purchase common stock at a 5% discount from the market value of such stock through payroll deductions of an amount between 1% and 10% of compensation. Previously, the ESPP provided for a 10% discount from market value and ceased being available for participation during fiscal 2009. The Company reinstated the amended ESPP effective July 1, 2012 with quarterly offerings to eligible employees. The total number of shares of common stock available under the ESPP is 535,529.

NOTE 15: INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended June 30,

	2012	2011	2010

Current:
Federal	$—	$(725)	$(1,917)
State	670	259	130
Foreign	2,403	1,782	1,544

	3,073	1,316	(243)

Deferred:
Federal	(15,977)	—	(789)
State	(2,918)	—	—
Foreign	(5)	—	—

	(18,900)	—	(789)

Total	$(15,827)	$1,316	$(1,032)

The income tax expense (benefits) for operations listed above were provided on the following pre-tax book income (loss) from continuing operations amounts:

	Fiscal Year Ended June 30,

	2012	2011	2010

Earnings (loss) from operations - U.S.	$22,625	$18,543	$(7,883)
Earnings from foreign operations	6,619	3,365	4,183

	$29,244	$21,908	$(3,700)

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2012, 2011 and 2010 to earnings from continuing operations before income taxes for the following reasons:

	Fiscal Year Ended June 30,

	2012	2011	2010

Computed “expected tax expense (benefit)”	$10,235	$7,668	$(1,295)
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	436	168	85
Reversal of allowance for uncertain tax positions	—	—	(1,209)
Refund claims relating to net operating loss (“NOL”) carrybacks and other credits	—	—	(1,374)
Benefit related to gain on acquisition	—	(725)	—
Permanent items	1,199	524	727
Foreign tax differential	(317)	(399)	(88)
Deferred tax asset valuation allowance and related adjustments to NOL	(27,380)	(5,920)	2,217
Other, net	—	—	(95)

	$(15,827)	$1,316	$(1,032)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2012 and 2011 are presented below:

	June 30, 2012	June 30, 2011

Deferred tax assets:
Accounts receivable	$289	$1,741
Accrued liabilities and other	1,669	1,025
Inventory valuation	3,117	3,979
Stock award compensation	3,583	202
Intangible assets	664	79
Federal, foreign and state net operating loss carryforwards and credits	14,192	25,406
Contributions	—	72

Deferred tax assets	23,514	32,504

Deferred tax liabilities:
Intangible assets	(542)	—
Property, plant and equipment	(2,038)	(3,270)

Deferred tax liability	(2,580)	(3,270)

Net deferred tax assets before valuation allowance	20,934	29,234
Valuation allowance	(1,750)	(29,179)

Net deferred tax asset	$19,184	$55

In fiscal 2012, we recognized a tax benefit of $18.9 million from the reversal of substantially all of the valuation allowance on our net deferred tax assets. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income in future periods. Through fiscal 2011, the Company’s net deferred tax assets were substantially reserved due to the uncertainty of realization through future earnings. In fiscal 2012, the Company determined that based on all available evidence, positive and negative, including the Company’s taxable income over the past three fiscal years and expected future profitability, that certain of its deferred tax assets were more likely than not to be realized through future earnings.

At June 30, 2012, our share of the cumulative undistributed earnings of foreign subsidiaries was $14,183. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2012, we have federal, state, and foreign net operating loss (“NOL”) carry forwards of approximately $13,922, $3,270, and $4,454, respectively, and various state and foreign tax credit carry forwards of $4,165 and $1,247, respectively. The federal NOL will expire from fiscal 2022 through fiscal 2030, while the state NOL and credits will expire from fiscal 2013 through fiscal 2030. The foreign NOL will begin to expire in fiscal 2028. We also have domestic credit carry forwards of $7,402 and foreign tax credits of $1,247 which are available to reduce federal income taxes, if any, through 2029 and begin to expire in 2013. All deferred tax assets relating to Canadian NOLs and credits have been (and remain so) fully reserved in the valuation allowance since June 30, 2009.

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

The following table is a reconciliation of the beginning and ending balances of unrecognized tax benefits. If our unrecognized benefits were to become recognized in the future, the ending balance for each respective year would then impact our effective tax rate at the time which the unrecognized benefits are ultimately recognized.

Unrecognized tax benefit, June 30, 2009	$1,826
Decreases - tax positions of prior years	(1,826)

Unrecognized tax benefit, June 30, 2010	—
Increases - tax positions of prior years	855

Unrecognized tax benefit, June 30, 2011	855
Increases - tax positions of prior years	2,639
Increases - tax positions of current year	123

Unrecognized tax benefit, June 30, 2012	$3,617

We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2008, except to the extent we have NOLs and credits arising from any of those earlier years. Those loss years remain subject to audit at the time the NOL or credit is utilized. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2008.

NOTE 16: SEGMENT AND MAJOR CUSTOMER INFORMATION

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we reported our segments as Metrology and Optics. Our Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom engineered solutions used in the semiconductor, research, and industrial markets. Zygo’s Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, bio-medical and research markets. The chief operating decision-maker uses this information to allocate resources.

	Fiscal Year Ended June 30,

	2012	2011	2010

Metrology Solutions
Net revenues	$106,189	$92,947	$65,841
Gross profit	61,523	50,913	33,652
Gross margin	58%	55%	51%

Optical Systems
Net revenues	$60,648	$57,179	$35,489
Gross profit	20,187	19,880	8,317
Gross margin	33%	35%	23%

Total
Net revenues	$166,837	$150,126	$101,330
Gross profit	81,710	70,793	41,969
Gross margin	49%	47%	41%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating assets, depreciation and amortization are U.S. based. Revenues by geographic area based on shipping destination were as follows:

	Fiscal Year Ended June 30,

	2012	2011	2010

Americas	$90,289	$81,710	$54,066
Japan	26,084	31,648	18,280
China	21,806	9,186	5,809
Europe	19,499	17,983	13,608
Pacific Rim	9,159	9,599	9,567

Total	$166,837	$150,126	$101,330

Two customers individually accounted for 11% and 10% of the net revenues for the fiscal year ended June 30, 2012. Revenues from one of these customers accounted for 13% and 9% of the net revenues for the fiscal years ended June 30, 2011 and 2010, respectively. Combined revenues from these customers were included in both of our segments.

NOTE 17: TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2012, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon, Inc. (collectively “Canon”), were $16,810 (10% of net revenues), $19,697 (13% of net revenues) and $8,809 (9% of net revenues), for the years ended June 30, 2012, 2011 and 2010, respectively. Substantially all of these revenues occurred in the Metrology Solutions segment. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At June 30, 2012 and 2011, there were, in the aggregate, $1,604 and $2,572, respectively, of trade accounts receivable from Canon.

NOTE 18: ECONOMIC HEDGING ACTIVITIES

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the consolidated statements of operations in miscellaneous income/expense. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions.

As of June 30, 2012, we had nine foreign currency forward contracts outstanding involving our Japanese and German operations with notional amounts aggregating to $3,090. These foreign currency hedges are not designated as hedging instruments. Net unrealized gains and (losses) recognized from foreign currency forward contracts for fiscal 2012, 2011 and 2010 were $79, ($12) and ($64), respectively, included in miscellaneous income/expense in the consolidated statements of operations. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries.

The following table summarizes the fair value of derivative instruments as of June 30, 2012, 2011 and 2010:

Derivatives not designated as hedging instruments			Balance Sheet Location

June 30, 2012	Number of foreign exchange contracts:	9	Prepaid expenses and other current assets	$14
			Other accrued expenses	$17

June 30, 2011	Number of foreign exchange contracts:	6	Other accrued expenses	$82

June 30, 2010	Number of foreign exchange contracts:	4	Other accrued expenses	$70

NOTE 19: QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2012

	September 30	December 31	March 31	June 30

Net revenues	$43,992	$40,040	$38,472	$44,333

Gross profit	$21,617	$19,642	$19,440	$21,011

Net earnings	$6,976	$6,757	$5,926	$25,412

Net earnings attributable to Zygo Corporation	$6,469	$6,178	$5,407	$24,964

Net earnings attributable to Zygo Corporation per basic common share	$0.36	$0.34	$0.30	$1.37

Net earnings attributable to Zygo Corporation per diluted common share	$0.35	$0.33	$0.29	$1.32

	For the Fiscal Year Ended June 30, 2011

	September 30	December 31	March 31	June 30

Net revenues	$31,119	$36,086	$40,235	$42,686

Gross profit	$14,203	$16,894	$18,864	$20,832

Net earnings	$3,256	$6,090	$4,834	$6,503

Net earnings from continuing operations attributable to Zygo Corporation	$2,637	$5,774	$4,473	$6,104

Net earnings attributable to Zygo Corporation	$2,728	$5,774	$4,473	$6,104

Net earnings attributable to Zygo Corporation per basic common share	$0.16	$0.33	$0.25	$0.34

Net earnings attributable to Zygo Corporation per diluted common share	$0.16	$0.32	$0.24	$0.33

NOTE 20: DISCONTINUED OPERATIONS

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our vision systems product line, included in our Metrology Solutions segment. As of September 30, 2009, operations had ceased at this location. The results of operations for the aforementioned operations are presented as discontinued operations in the Company’s Consolidated Financial Statements. There was no discontinued operations activity in fiscal 2012.

The following table summarizes the operating results of discontinued operations for the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,

	2011	2010

Net revenues	$—	$665
Cost of goods sold	—	268

Gross profit (loss)	—	397
Operating (income) expenses, and other	(91)	3,066
Asset impairment	—	—

Earnings (loss) before income taxes	91	(2,669)
Income tax expense	—	—

Earnings (loss) from discontinued operations, net of tax	$91	$(2,669)

The following table sets forth the assets and liabilities of our discontinued operations included in the Consolidated Balance Sheets of the Company as of June 30, 2011:

June 30, 2011

Receivables	$—
Other assets	—

Current assets of discontinued operations	$—

Accounts payable	$—
Accrued expenses and other current liabilities	281

Current liabilities of discontinued operations	$281

Other long-term liabilities	$—

Long-term liabilities of discontinued operations	$—

*     *     *     *     *

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2012, 2011 and 2010

(Thousands)

Description	Balance at Beginning of Year	Provision	Write-Offs and Other	Balance at End of Year

Year Ended June 30, 2012

Allowance for doubtful accounts	$1,399	$(463)	$(176)	$760

Valuation allowance on net deferred tax assets	$29,179	$(27,380)	$(49)	$1,750

Year Ended June 30, 2011

Allowance for doubtful accounts	$1,975	$(299)	$(277)	$1,399

Valuation allowance on net deferred tax assets	$42,933	$(5,920)	$(7,834)	$29,179

Year Ended June 30, 2010

Allowance for doubtful accounts	$2,550	$(586)	$11	$1,975

Valuation allowance on net deferred tax assets	$39,015	$(789)	$4,707	$42,933

S - 1

EXHIBIT INDEX

EXHIBIT TABLE NUMBER

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.