Form 10-Q
period 2012-09-30
ZYGO CORP
filed 2012-11-09
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

18,436,393 shares of Common Stock, $.10 Par Value, at September 30, 2012

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supplier risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the reorganization of our business; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and risks related to business acquisitions.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by law. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 13, 2012.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (Thousands, except per share amounts)

	Three Months Ended September 30,

	2012	2011

Net revenue	$40,206	$43,992
Cost of goods sold	22,713	22,375

Gross profit	17,493	21,617

Selling, general and administrative expenses	8,521	9,463
Research, development and engineering expenses	4,581	4,062

Operating profit	4,391	8,092

Other income (expense)
Miscellaneous income (expense), net	36	(330)

Total other income (expense)	36	(330)

Income before income taxes, including noncontrolling interests	4,427	7,762
Income tax expense	(1,433)	(786)

Net income including noncontrolling interests	2,994	6,976
Less: Net income attributable to noncontrolling interests	606	507

Net income attributable to Zygo Corporation	$2,388	$6,469

Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.13	$0.36

Diluted earnings per share	$0.13	$0.35

Weighted average shares outstanding
Basic shares	18,341	17,800

Diluted shares	19,047	18,353

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (Thousands)

	Three Months Ended September 30,

	2012	2011

Net income attributable to Zygo Corporation	$2,388	$6,469
Other comprehensive income (loss)
Foreign currency translation adjustment	408	(971)

Comprehensive income	2,796	5,498
Less: Comprehensive income attributable to noncontrolling interests	66	(207)

Comprehensive income attribuatable to Zygo Corporation	$2,730	$5,705

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands, except share and per share amounts)

	September 30, 2012	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$78,834	$84,053
Receivables, net of allowance for doubtful accounts of $699 and $760, respectively	29,991	31,601
Inventories	27,507	27,760
Prepaid expenses and other current assets	2,567	2,851
Revenue recognized in excess of billings on uncompleted contracts	4,473	2,371
Deferred income taxes	9,788	8,004

Total current assets	153,160	156,640
Marketable securities	718	729
Property, plant and equipment, net	33,342	33,694
Deferred income taxes	13,768	13,760
Intangible assets, net	4,983	5,198

Total assets	$205,971	$210,021

Liabilities and Equity
Current liabilities:
Accounts payable	$8,061	$9,613
Progress payments and deferred revenue	3,742	5,482
Accrued salaries and wages	2,980	6,198
Other accrued expenses	7,324	7,234
Income taxes payable	648	416

Total current liabilities	22,755	28,943

Deferred income taxes	2,580	2,580
Other long-term liabilities	4,246	2,518

Total Liabilities	29,581	34,041

Commitments and contingencies
Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 20,752,552 shares issued (20,499,861 at June 30, 2012); 18,436,393 shares outstanding (18,239,941 at June 30, 2012)	2,075	2,050
Additional paid-in capital	175,822	176,305
Retained earnings	24,641	22,253
Accumulated other comprehensive income (loss):
Currency translation effects	156	(186)
Treasury stock, at cost, 2,316,159 shares (2,259,920 at June 30, 2012)	(27,859)	(26,797)

Total shareholders’ equity - Zygo Corporation	174,835	173,625
Noncontrolling interests	1,555	2,355

Total equity	176,390	175,980

Total liabilities and equity	$205,971	$210,021

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands)

	Three Months Ended September 30,

	2012	2011

Cash provided by operating activities:
Net income including noncontrolling interests	$2,994	$6,976
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	1,400	1,452
Loss on disposal of assets	—	21
Deferred income taxes	(1,397)	—
Provision for doubtful accounts	(62)	(90)
Compensation cost related to share-based payment arrangements	1,230	1,229
Excess tax benefits from share-based payment arrangements	—	(2)
Other	(133)	38
Changes in operating accounts:
Receivables	1,880	(1,850)
Inventories	477	1,645
Prepaid expenses and other current assets	292	(128)
Revenue recognized in excess of billings on uncompleted contracts	(2,102)	—
Accounts payable, accrued expenses and taxes payable	(4,314)	(4,262)

Net cash provided by operating activities from continuing operations	265	5,029

Net cash used for operating activities from discontinued operations	—	(141)

Cash used for investing activities:
Additions to property, plant and equipment	(1,104)	(390)
Purchase of marketable securities	—	(999)
Additions to intangibles	(11)	(25)
Investments and acquisitions	(3,155)	—
Proceeds from the sale and maturity of marketable securities	43	1,047

Net cash used for investing activities	(4,227)	(367)

Cash used for financing activities:
Dividend payment to noncontrolling interest	(1,094)	(746)
Excess tax benefits from share-based payment arrangements	—	2
Repurchase of restricted stock	(1,062)	(295)
Exercise of employee stock options	704	111

Net cash used for financing activities	(1,452)	(928)

Effect of exchange rate changes on cash and cash equivalents	195	(696)

Net increase (decrease) in cash and cash equivalents	(5,219)	2,897
Cash and cash equivalents, beginning of period	84,053	60,039

Cash and cash equivalents, end of period	$78,834	$62,936

Supplemental Cash Flow Information

Net cash paid for income taxes was $1,206 and $1,011 for the three months ended September 30, 2012 and 2011, respectively. Purchases of property, plant and equipment included in accounts payable was $275 and $67 for the three months ended September 30, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currency and, as such, amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated balance sheet at September 30, 2012, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2012, including items incorporated by reference therein.

Adoption of New Accounting Pronouncements
In June 2011, the FASB issued new guidance on the presentation of comprehensive income that requires presentation of the components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current US GAAP. The adoption of this guidance in the first quarter of fiscal 2013 did not have a material impact on our condensed consolidated financial statements.

Note 2: Earnings Per Share

For the three months ended September 30, 2012 and 2011, outstanding stock options and restricted stock awards for 132,013 shares and 542,335 shares, respectively of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,

	2012	2011

Basic weighted average shares outstanding	18,341,320	17,799,754
Dilutive effect of stock options and restricted shares	705,784	553,627

Diluted weighted average shares outstanding	19,047,104	18,353,381

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

	2012			2011

	Shareholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity	Shareholders’ Equity Zygo Corp.	Non- Controlling Interests	Total Equity

Equity, beginning of period	$173,625	$2,355	$175,980	$124,720	$3,367	$128,087

Net income	2,388	606	2,994	6,469	507	6,976
Foreign currency translation effect	342	66	408	(764)	(207)	(971)

Total	2,730	672	3,402	5,705	300	6,005

Share based compensation	1,615	—	1,615	1,229	—	1,229
Repurchase of restricted stock	(1,062)	—	(1,062)	(295)	—	(295)
Exercise of employee stock options and related tax effect	704	—	704	111	—	111
Dividends attributable to noncontrolling interests	—	(1,094)	(1,094)	—	(746)	(746)
Purchase of subsidiary shares from noncontrolling interest	(2,777)	(378)	(3,155)	—	—	—

Equity, end of period	$174,835	$1,555	$176,390	$131,470	$2,921	$134,391

Note 4: Changes in Zygo Corporation’s Ownership Interest in Subsidiary

Zygo Corporation purchased the outstanding noncontrolling interest in our German subsidiary for $3,155. The following table discloses the effects on our equity of changes in our ownership interest of ZygoLot, German subsidiary.

	Three Months Ended September 30,

	2012	2011

Net income attributable to Zygo Corporation	$2,388	$6,469

Transfers to the noncontrolling interest Decrease in Zygo Corporations paid in capital for purchase of noncontrolling interest	2,749	—

Net transfers to noncontrolling interest	2,749	—

Change from net income attributable to Zygo Corporations shareholders and transfers to noncontrolling interest	$(361)	$6,469

Note 5: Marketable Securities

Marketable securities consisted of a mutual fund investment consisting primarily of corporate securities as of September 30, 2012 which is classified as a trading security. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

Trading securities consisted of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2012 and 2011, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at September 30, 2012 and 2011:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

September 30, 2012 Mutual Fund	$729	$32	$—	$—	$(43)	$718

September 30, 2011 Mutual Fund	$980	$—	$(101)	$—	$(47)	$832

Note 6. Fair Value Measurements

Fair value measurement disclosures utilize a valuation hierarchy for determining the grouping of the inputs used. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liabilities classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and June 30, 2012:

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at September 30, 2012

	Total carrying value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,932	$19,932	$—	$—
Trading securities	718	718	—	—
Foreign currency hedge	(46)	—	(46)	—

Total	$20,604	$20,650	$(46)	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2012

	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,931	$19,931	$—	$—
Trading securities	729	729	—	—
Foreign currency hedge	(3)	—	(3)	—

Total	$20,657	$20,660	$(3)	$—

Note 7: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2012 and 2011 of $1,230 and $1,229, respectively, with related tax benefits of $398 and $442, respectively.

Stock Options
We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2012 and 2011 was $11.49 and $7.09, respectively. During the three months ended September 30, 2012 and 2011, we issued stock options for an aggregate of 122,934 and 221,062 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended September 30,

	2012	2011

Term	7.3 Years	6.6 Years
Volatility	59.2%	59.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.2%	1.5%

Restricted Stock
Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2012 and 2011, an aggregate of 132,901 and 115,503 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $19.39 and $12.26, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 8: Receivables

The following table sets forth the components of accounts receivable at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Trade	$30,528	$32,261
Other	162	100

	30,690	32,361
Allowance for doubtful accounts	(699)	(760)

	$29,991	$31,601

Note 9: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Raw materials and manufactured parts	$12,679	$12,753
Work in process	11,381	12,031
Finished goods	3,447	2,976

	$27,507	$27,760

Note 10: Property, Plant and Equipment

Property, plant and equipment are stated at cost less impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012	Estimated Useful Life (Years)

Land and improvements	$4,030	$4,030	—
Building and improvements	24,303	24,228	15-40
Machinery, equipment and office furniture	58,388	58,259	3-8
Leasehold improvements	969	964	1-5
Construction in progress	2,152	1,625	—

	89,842	89,106
Accumulated depreciation	(56,500)	(55,412)

	$33,342	$33,694

Depreciation expense was $1,175 and $1,243 for the three months ended September 30, 2012 and 2011, respectively.

Note 11: Warranty

A limited warranty is provided on our products for periods ranging from 3 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management estimates, adjustments to the expense will be required.

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Three Months Ended September 30,

	2012	2011

Beginning balance	$1,188	$1,333
Reductions for payments made	(910)	(284)
Changes in accruals related to pre-warranties	232	127
Changes in accruals related to warranties made in the current period	648	104

Ending balance	$1,158	$1,280

Note 12: Intangible Assets

Intangible assets includes patents, customer relationships and technology and a covenant not-to-compete. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. The agreement calls for payments over a four year period of declining amounts totaling $878, which includes $27 of imputed interest. As of September 30, 2012, current liabilities includes $17 related to the payments under this agreement. We amortize the value of the non-compete over four years on a declining-balance method.

The following table sets forth the components of intangible assets, as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Patents	$6,944	$6,934
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	851	851

	9,958	9,948
Accumulated amortization	(4,975)	(4,750)

Total	$4,983	$5,198

Amortization expense related to intangibles was $225 and $210 for the three months ended September 30, 2012 and 2011, respectively. This amortization expense related to intangible assets is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Nine months ending June 30, 2013	$665
Fiscal year ending June 30, 2014	807
Fiscal year ending June 30, 2015	796
Fiscal year ending June 30, 2016	576
Fiscal year ending June 30, 2017	445
Fiscal year ending June 30, 2018	322
Thereafter	1,372

Total	$4,983

Note 13: Segment and Major Customer Information

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we report our segments as Metrology Solutions and Optical Systems. Our Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom-engineered solutions used in the semiconductor capital equipment, research, defense and industrial markets. Our Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor capital equipment, defense, life sciences and research markets. The chief operating decision-maker uses this information to allocate resources.

The following table sets forth segment net revenues, gross profit and gross margin for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

	2012	2011

Metrology Solutions
Net revenues	$25,878	$29,842
Gross profit	$14,335	$17,370
Gross margin	55%	58%

Optical Systems
Net revenues	$14,328	$14,150
Gross profit	$3,158	$4,247
Gross margin	22%	30%

Total
Net revenues	$40,206	$43,992
Gross profit	$17,493	$21,617
Gross margin	44%	49%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended September 30,

	2012	2011

Americas	$18,863	$24,293
Japan	6,331	6,786
China	7,538	6,080
Europe	4,822	4,271
Pacific Rim	2,652	2,562

Total	$40,206	$43,992

Revenues from two customers included in both segments accounted for 7% and 12% of the net revenues for the three months ended September 30, 2012 and for 11% and 10% of revenues for the three months ended September 30, 2011.

Note 14: Transactions with Shareholder

Revenues from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2,812 and $4,794 (7% and 11% of net revenues, respectively) for the three months ended September 30, 2012 and 2011, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2012 and June 30, 2012, there were, in the aggregate, $1,474 and $1,604, respectively, of trade accounts receivable from Canon.

Note 15: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on income associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. The contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in “Miscellaneous income.” The contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of September 30, 2012, there were thirteen currency contracts outstanding involving our Japanese operation with notional amounts aggregating $4,500. These foreign currency hedges are not designated as hedging instruments. For the three months ended September 30, 2012 and 2011, we recognized net unrealized losses of $43 and net unrealized gains of $39, respectively, from foreign currency forward contracts. These unrealized losses and gains are essentially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiaries and are recorded in miscellaneous income on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of September 30, 2012 and June 30, 2012:

Derivatives not designated as hedging instruments			Balance Sheet Location

September 30, 2012	Number of foreign exchange contracts:	13	Other accrued liabilities	$46

June 30, 2012	Number of foreign exchange contracts:	9	Prepaid expenses and other current assets	$14
			Other accrued expenses	$17

Note 16: Income Taxes

	Three Months Ended September 30,

	2012		2011

	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$1,433	32%	$786	10%

Income tax expense for the three months ended September 30, 2012 related primarily to United States (“U.S.”) Federal, state and foreign income tax expense and includes a tax benefit of $398 to correct an error in recording deferred tax asset balances as of June 30, 2012 relating to fixed assets and foreign tax credits. Income tax expense for the three months ended September 30, 2011 related primarily to foreign and state income tax expense; there was no U.S. federal tax expense during that period due to the valuation allowance on net operating loss carryforwards. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOLs and credits arising from any of those years. Those years are subject to audit at the time the NOL or credit is utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

In the normal course of business, we analyze for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three months ended September 30, 2012, we recognized an additional liability of $190 for changes in tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

Note 17: Commitments and Contingencies

From time to time we are subject to certain legal proceedings and claims that arise in the normal course of business.

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

We conduct business in China through a joint venture in which we are the majority owner. In Germany, we historically operated through a joint venture, ZygoLot GmbH (“ZygoLot”); and in the first quarter of fiscal 2013 we purchased the outstanding noncontrolling interest representing 40% of ZygoLot for €2.5 million euros. As a result of this purchase, 100% of the income from ZygoLot is included in our consolidated statements of operations commencing with the first quarter of fiscal 2013.

During the first quarter, we established a Taiwan subsidiary to provide local sales, servicing support and manufacturing capability to support our Asian customers and to increase our footprint in this region. This facility and additional highly qualified resources will support our customers in the backend semiconductor 3D/2D inspection market for PC substrate and IC packages. The new Taiwan subsidiary will also play an important role in supporting sales and service for other Zygo products in Taiwan, China and throughout the Asia region.

Bookings for the first quarter of fiscal 2013 were $37.3 million, a decrease of 13% compared with bookings of $42.9 million in the first quarter of fiscal 2012 and an increase of 5% compared with the fourth quarter of fiscal 2012. Bookings for the Metrology Solutions segment were 68% of the total; Optical Systems segment bookings were 32%. Backlog was $65.1 million at September 30, 2012, compared with $60.9 million at September 30, 2011, and $68.0 million at June 30, 2012. Currently, the backlog is represented 66% by Optical System bookings which generally carry a lower gross margin than Metrology Solutions. If the mix of revenues changes to a greater proportion of Optics revenues, it is likely to adversely affect reported gross margin. The impact on gross margin will also depend on future bookings, particularly Metrology bookings with shorter shipping cycles.

Our effective tax rate increased as a result of the reversal of the valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2012. Previous years’ results benefitted from the offset effect of reversing valuation allowance against tax provision, essentially eliminating U.S. Federal income tax expense. Since the valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012 due to improved operating performance and improved business outlook, current year results reflect tax expense at the full effective tax rate. Although the financial statements will reflect the increased tax rate in fiscal 2013, cash taxes actually paid will remain at approximately 11% of pretax income until the net operating losses and available credits are fully utilized on the Company’s tax returns.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, share-based payments and accruals for health insurance. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other-than-temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions and application of judgment involved in each.

Adoption of New Accounting Pronouncements
In June 2011, the FASB issued new guidance on the presentation of comprehensive income that requires presentation of the components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current US GAAP. The adoption of this guidance in the first quarter of fiscal 2013 did not have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Revenues by Segment
	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended September 30
Metrology Solutions	$25.9	64%	$29.8	68%
Optical Systems	14.3	36%	14.2	32%

Total	$40.2	100%	$44.0	100%

Net revenues for the three months ended September 30, 2012 decreased $3.8 million, or 9%, compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 13%. The decrease in the Metrology Solutions segment was primarily due to volume decreases of $5.0 million in certain product revenues attributable to soft demand in the semiconductor sector, partially offset by an increase in instruments product lines. The Optical Systems segment was stable year over year with increases in extreme precision optics of $3.2 million offsetting declines in contract manufacturing and, to a lesser extent, laser fusion optics.

Revenues from two customers included in both our segments accounted for 12% and 7% of the net revenues for the three months ended September 30, 2012 and 11% and 10% of the net revenues for the three months ended September 30, 2011.

Revenues denominated in U.S. dollars for the three months ended September 30, 2012 and 2011 were 79% and 85%, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenues based in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues of our products in these markets and our condensed consolidated financial position and results of operations.

Gross Margin by Segment
	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended September 30
Metrology Solutions	$14.3	55%	$17.4	58%
Optical Systems	3.2	22%	4.2	30%

Total	$17.5	44%	$21.6	49%

Gross margin for the three months ended September 30, 2012 was 44%, a decrease of five percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross margin for the three months ended September 30, 2012 compared with the prior year period was primarily due to lower margins on certain custom orders within the instruments product line and the effect of lower volumes on overhead as a percentage of revenues. The gross margin of the Optical Systems segment for the three months ended September 30, 2012 decreased by eight percentage points compared with the prior year period, primarily due to lower margins on custom orders and a change in mix of product revenues.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$8.5	21%	$9.5	22%

SG&A decreased in the three months ended September 30, 2012 by $1.0 million from the comparable prior year period. The decrease was primarily due to a decrease in costs related to performance-based compensation, partially offset by an increase in salaries and wages related to increased headcount.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$4.6	11%	$4.1	9%

RD&E for the three months ended September 30, 2012 increased by $0.5 million compared with the prior year period. The increase was primarily due to the increases in spending in our lithography-related product line and in the Optical Systems segment.

Other Income (Expense)
	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended September 30	$—	0%	$(0.3)	1%

Other income for the three months ended September 30, 2011 consisted of a loss on marketable securities, miscellaneous tax expense and certain costs related to our then German joint venture.

Income Tax Expense
	Fiscal 2013		Fiscal 2012

(Dollars in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$1.4	32%	$0.8	10%

Income tax expense for the three months ended September 30, 2012 included income taxes in United States federal, state and foreign jurisdictions, while income tax expense for the three months ended September 30, 2011 included income taxes for state and foreign jurisdictions only. In the prior year, the valuation allowance recorded on substantially all of our net deferred tax assets, including those in the United States, effectively eliminated U.S. federal tax expense. Income tax expense for the three months ended September 30, 2012 also included a tax benefit of $0.4 million to correct an error in recording deferred tax asset balances as of June 30, 2012 relating to fixed assets and foreign tax credits.

TRANSACTIONS WITH SHAREHOLDER

Revenues from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2.8 million and $4.8 million (7% and 11% of net revenues, respectively) for the three months ended September 30, 2012 and 2011, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2012 and June 30, 2012, there were, in the aggregate, $1.5 million and $1.6 million, respectively, of trade accounts receivable from Canon.

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

At September 30, 2012, cash and cash equivalents were $78.8 million, a decrease of $5.3 million from $84.1 million at June 30, 2012. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities from continuing operations decreased period over period by $4.8 million to $0.3 million, due primarily to a decrease in net income of $4.0 million and cash flows from fiscal 2012 to fiscal 2013 generated by inventories, revenue recognized in excess of billings and deferred income taxes.

Cash used for investing activities increased $3.9 million to $4.2 million, due primarily to the buyout of the noncontrolling interest of ZygoLOT for $3.2 million (€2.5 million), a decrease in the proceeds from sales of marketable securities, and an increase in additions to property, plant and equipment of $0.7 million.

Cash used for financing activities increased $0.5 million to $1.5 million, due primarily to increases in the repurchase of restricted stock of $0.8 million and in a dividend payment to noncontrolling interest of $0.3 million, partially offset by an increase in exercise of employee stock options of $0.6 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2012. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission (the “2012 Annual Report”) for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. In designing, implementing, and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We identified a material weakness as of June 30, 2012 related to inadequate design of processes, procedures and controls regarding our accounting for income taxes and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2012. In the first quarter of fiscal 2013, we implemented, and are continuing to implement, additional controls in our financial reporting process, including adding control processes to aid in preparing the amounts related to certain tax assets and liabilities and the current and deferred income tax expense to ensure those amounts are recorded in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to prepare and assist in the review of our accounting for income taxes. Certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively at September 30, 2012.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended September 30, 2012), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended September 30, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our 2012 Annual Report includes a listing of risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in our risk factors from those set forth in our 2012 Annual Report; however, the risks described in our 2012 Annual Report are not the only risks facing our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 30, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2012 - July 31, 2012	25,591	$18.57	—	$5.0
August 1, 2012 - August 31, 2012	31,086	$19.07	—	$5.0
September 1, 2012 - September 30, 2012	—	n/a	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2012, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Item 6. Exhibits

(a)	Exhibits:

	10.1*	ZygoLot Share Purchase Agreement, dated September 28, 2012

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension

101.CAL** XBRL Taxonomy Extension Calculation Linkbase

101.DEF** XBRL Taxonomy Extension Definition Linkbase

101.LAB** XBRL Taxonomy Extension Label Linkbase

101.PRE** XBRL Taxonomy Extension Presentation Linkbase

  *Confidential treatment has been requested for certain confidential information contained in this exhibit, marked by brackets. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**To be furnished by amendment as soon as practicable after the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation

(Registrant)

/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
President and Chief Executive Officer

/s/ John P. Jordan

John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Date: November 9, 2012

EXHIBIT INDEX

10.1*	ZygoLot Share Purchase Agreement, dated September 28, 2012

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension

101.CAL** XBRL Taxonomy Extension Calculation Linkbase

101.DEF** XBRL Taxonomy Extension Definition Linkbase

101.LAB** XBRL Taxonomy Extension Label Linkbase

101.PRE** XBRL Taxonomy Extension Presentation Linkbase

  *Confidential treatment has been requested for certain confidential information contained in this exhibit, marked by brackets. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**To be furnished by amendment as soon as practicable after the date hereof.