Form 10-Q/A
period 2012-09-30
ZYGO CORP
filed 2012-11-13
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________ to _________________________________________________

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

18,436,393 shares of Common Stock, $.10 Par Value, at September 30, 2012

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Zygo Corporation for the quarter ended September 30, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2012 (the “Original Filing”), is solely for the purpose of furnishing Exhibit 101 (XBRL interactive data) thereto, which was omitted from the Original Filing. Amendment No. 1 revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 is included as an exhibit to Amendment No. 1.

Except as described above, Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by Amendment No. 1 are not included herein. Amendment No.1 continues to speak as of the date of the Original Filing. Furthermore, Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

PART II - Other Information

Item 6. Exhibits

(a)	Exhibits:

	10.1+§	ZygoLot Share Purchase Agreement, dated September 28, 2012

	31.1+	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2+	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

	101.LAB*	XBRL Taxonomy Extension Label Linkbase

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+          Filed with the Original Filing.

§          Confidential treatment has been requested for certain confidential information contained in this exhibit, marked by brackets. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zygo Corporation

(Registrant)

/s/ Chris L. Koliopoulos

Chris L. Koliopoulos
President and Chief Executive Officer

/s/ John P. Jordan

John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Date: November 13, 2012

EXHIBIT INDEX

10.1+§	ZygoLot Share Purchase Agreement, dated September 28, 2012

31.1+	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+          Filed with the Original Filing.

§          Confidential treatment has been requested for certain confidential information contained in this exhibit, marked by brackets. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.