Form 10-Q
period 2012-12-31
ZYGO CORP
filed 2013-02-11
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

18,513,181 shares of Common Stock, $.10 Par Value, at February 1, 2013

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supply chain risks; risks of booking cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to any reorganization of our business; risks related to changes in management personnel; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and risks related to business acquisitions.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Net revenue	$34,635	$40,040	$74,841	$84,032
Cost of goods sold	19,352	20,398	42,065	42,773

Gross profit	15,283	19,642	32,776	41,259

Selling, general and administrative expenses	8,568	8,107	17,089	17,570
Research, development and engineering expenses	4,502	4,087	9,083	8,149

Operating profit	2,213	7,448	6,604	15,540

Other income (expense)
Miscellaneous income (expense), net	(208)	132	(172)	(198)

Total other income (expense)	(208)	132	(172)	(198)

Income before income taxes, including noncontrolling interests	2,005	7,580	6,432	15,342
Income tax expense	(323)	(823)	(1,756)	(1,609)

Net income including noncontrolling interests	1,682	6,757	4,676	13,733
Less: Net income attributable to noncontrolling interests	103	579	709	1,086

Net income attributable to Zygo Corporation	$1,579	$6,178	$3,967	$12,647

Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.09	$0.34	$0.22	$0.71

Diluted earnings per share	$0.08	$0.33	$0.21	$0.68

Weighted average shares outstanding
Basic shares	18,455	17,930	18,398	17,865

Diluted shares	19,070	18,631	19,060	18,503

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Net income attributable to Zygo Corporation	$1,579	$6,178	$3,967	$12,647
Other comprehensive income (loss)
Foreign currency translation adjustment	(43)	(272)	365	(1,243)

Comprehensive income	1,536	5,906	4,332	11,404
Less: Comprehensive income attributable to noncontrolling interests	38	(54)	104	(261)

Comprehensive income attributable to Zygo Corporation	$1,498	$5,960	$4,228	$11,665

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	December 31, 2012	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$77,347	$84,053
Receivables, net of allowance for doubtful accounts of $652 and $760, respectively	28,482	31,601
Inventories	29,928	27,760
Prepaid expenses, prepaid taxes and other current assets	6,062	2,851
Revenue recognized in excess of billings on uncompleted contracts	5,365	2,371
Deferred income taxes	11,337	8,004

Total current assets	158,521	156,640
Marketable securities	683	729
Property, plant and equipment, net	34,315	33,694
Deferred income taxes	13,766	13,760
Intangible assets, net	4,834	5,198

Total assets	$212,119	$210,021

Liabilities and Equity
Current liabilities:
Accounts payable	$8,239	$9,613
Progress payments and deferred revenue	5,813	5,482
Accrued salaries and wages	3,234	6,198
Other accrued expenses	6,385	7,234
Income taxes payable	386	416

Total current liabilities	24,057	28,943

Deferred income taxes	2,580	2,580
Other long-term liabilities	4,924	2,518

Total liabilities	31,561	34,041

Commitments and contingencies
Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
20,798,084 shares issued (20,499,861 at June 30, 2012);
18,481,423 shares outstanding (18,239,941 at June 30, 2012)	2,080	2,050
Additional paid-in capital	178,369	176,305
Retained earnings	26,220	22,253
Accumulated other comprehensive income (loss):
Currency translation effects	75	(186)
Treasury stock, at cost, 2,316,661 shares (2,259,920 at June 30, 2012)	(27,875)	(26,797)

Total shareholders’ equity - Zygo Corporation	178,869	173,625
Noncontrolling interests	1,689	2,355

Total equity	180,558	175,980

Total liabilities and equity	$212,119	$210,021

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended December 31,

	2012	2011

Cash provided by operating activities:
Net income including noncontrolling interests	$4,676	$13,733
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	2,783	2,921
Deferred income taxes	(2,105)	—
Provision for doubtful accounts	(110)	(280)
Compensation cost related to share-based payment arrangements	2,756	2,318
Excess tax benefits from share-based payment arrangements	—	(298)
Other	132	102
Changes in operating accounts:
Receivables	2,890	4,065
Inventories	(1,906)	3,677
Prepaid expenses, prepaid taxes and other current assets	(3,012)	113
Revenue recognized in excess of billings on uncompleted contracts	(2,994)	—
Accounts payable, accrued expenses and taxes payable	(1,575)	(1,926)

Net cash provided by operating activities from continuing operations	1,535	24,425

Net cash used for operating activities from discontinued operations	—	(141)

Cash used for investing activities:
Additions to property, plant and equipment	(3,510)	(1,677)
Purchase of marketable securities	—	(999)
Additions to intangibles	(76)	(89)
Investments and acquisitions	(3,155)	—
Proceeds from the sale and maturity of marketable securities	88	1,086

Net cash used for investing activities	(6,653)	(1,679)

Cash provided by (used for) financing activities:
Dividend payments to noncontrolling interest	(1,742)	(746)
Employee stock purchase	15	—
Excess tax benefits from share-based payment arrangements	—	298
Repurchase of restricted stock	(1,078)	(301)
Exercise of employee stock options	868	1,221

Net cash provided by (used for) financing activities	(1,937)	472

Effect of exchange rate changes on cash and cash equivalents	349	(932)

Net increase (decrease) in cash and cash equivalents	(6,706)	22,145
Cash and cash equivalents, beginning of period	84,053	60,039

Cash and cash equivalents, end of period	$77,347	$82,184

Supplemental Cash Flow Information

Net cash paid for income taxes was $4,140 and $1,318 for the six months ended December 31, 2012 and 2011, respectively. Purchases of property, plant and equipment included in accounts payable was $132 and $76 for the six months ended December 31, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currencies; and, as such, amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

In management’s opinion, the accompanying balance sheets and related interim statements of income, comprehensive income, and cash flows include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2012, including items incorporated by reference therein.

Note 2: Earnings Per Share

For the three and six months ended December 31, 2012, outstanding stock options and restricted stock awards for 332,023 shares and 214,383 shares, respectively, (for the three and six months ended December 31, 2011, outstanding stock options and restricted stock awards for 310,966 shares and 362,490 shares, respectively) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Basic weighted average shares outstanding	18,455,136	17,930,226	18,398,228	17,864,990
Dilutive effect of stock options and and restricted shares	614,540	701,257	661,594	638,319

Diluted weighted average shares outstanding	19,069,676	18,631,483	19,059,822	18,503,309

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,

	2012			2011

	Shareholders’ Equity	Non- Controlling	Total	Shareholders’ Equity	Non- Controlling	Total

	Zygo Corp.	Interest	Equity	Zygo Corp.	Interests	Equity

Equity, beginning of period	$173,625	$2,355	$175,980	$124,720	$3,367	$128,087

Net income	3,967	709	4,676	12,647	1,086	13,733
Foreign currency translation effect	261	104	365	(982)	(261)	(1,243)

Total	4,228	813	5,041	11,665	825	12,490

Share based compensation	3,988	—	3,988	2,318	—	2,318
Repurchase of restricted stock	(1,078)	—	(1,078)	(301)	—	(301)
Employee Stock Purchase	15	—	15	—	—	—
Exercise of employee stock options and related tax effect	868	—	868	1,221	—	1,221
Dividends attributable to noncontrolling interests	—	(1,101)	(1,101)	—	(746)	(746)
Purchase of subsidiary shares from noncontrolling interest	(2,777)	(378)	(3,155)	—	—	—

Equity, end of period	$178,869	$1,689	$180,558	$139,623	$3,446	$143,069

Note 4: Changes in Zygo Corporation Ownership Interest in Subsidiary

Zygo Corporation purchased the outstanding noncontrolling interest in our German subsidiary, ZygoLOT, for $3,155 in the first quarter of fiscal 2013. The following table sets forth the effects on equity of changes in our ownership interest of ZygoLOT.

	Six Months Ended December 31,

	2012	2011

Net income attributable to Zygo Corporation	$3,967	$12,647

Transfers to the noncontrolling interest
Decrease in Zygo Corporation paid in-capital for purchase of noncontrolling interest	2,749	—

Net transfers to noncontrolling interest	2,749	—

Change from net income attributable to Zygo Corporation shareholders and transfers to noncontrolling interest	$1,218	$12,647

Note 5: Marketable Securities

Marketable securities as of December 31, 2012 consisted of a mutual fund investment comprised primarily of corporate securities classified as a trading security. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

Trading securities consisted of a mutual fund investment corresponding to elections made in our deferred compensation program. We make quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2012 and 2011, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at December 31, 2012 and 2011:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance

December 31, 2012
Mutual Fund	$729	$42	$—	$—	$(88)	$683

December 31, 2011
Mutual Fund	$980	$17	$(134)	$—	$(86)	$777

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

When available, the Company uses quoted market prices to determine the fair value of its assets and liabilities included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information for similar products. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and June 30, 2012:

Assets Measured at Fair Value:

		Fair value measurements at December 31, 2012
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,933	$19,933	$—	$—
Trading securities	683	683	—	—
Foreign currency hedge	199	—	199	—

Total	$20,815	$20,616	$199	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2012

	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$19,931	$19,931	$—	$—
Trading securities	729	729	—	—
Foreign currency hedge	(3)	—	(3)	—

Total	$20,657	$20,660	$(3)	$—

Note 7: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2012 and 2011 of $1,526 and $1,089, respectively, with related tax benefits of $549 and $392, respectively. We also recorded share-based compensation expense for the six months ended December 31, 2012 and 2011 of $2,756 and $2,318, respectively, with related tax benefits of $992 and $835, respectively.

Stock Options
We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended December 31, 2011 was $9.49. There were no stock option grants for the three months ended December 31, 2012. The weighted-average fair value of stock option grants for the six months ended December 31, 2012 and 2011 was $11.49 and $7.11, respectively. During the three months ended December 31, 2011, we issued stock options for an aggregate of 2,000 shares of common stock. For the three months ended December 31, 2012, no stock options were issued. During the six months ended December 31, 2012 and 2011, we issued stock options for an aggregate of 122,934 and 223,062 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Term	n/a	6.6 Years	7.3 Years	6.6 Years
Volatility	n/a	59.5%	59.2%	59.5%
Dividend yield	n/a	—	—	—
Risk-free interest rate	n/a	1.5%	1.2%	1.5%

Restricted Stock
Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2012 and 2011, an aggregate of 30,000 and 30,909 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $14.52 and $16.91, respectively. During the six months ended December 31, 2012 and 2011, an aggregate of 162,901 and 146,412 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $18.49 and $13.24, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% after three years and the remaining 50% after the fourth year. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 8: Receivables

The following table sets forth the components of accounts receivable at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Trade	$29,073	$32,261
Other	61	100

	29,134	32,361
Allowance for doubtful accounts	(652)	(760)

	$28,482	$31,601

Note 9: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Raw materials and manufactured parts	$13,401	$12,753
Work in process	13,145	12,031
Finished goods	3,382	2,976

	$29,928	$27,760

Note 10: Property, Plant and Equipment

Property, plant and equipment are stated at cost less impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012	Estimated Useful Life (Years)

Land and improvements	$4,030	$4,030	—
Building and improvements	24,547	24,228	15-40
Machinery, equipment and office furniture	60,325	58,259	3-8
Leasehold improvements	1,074	964	1-5
Construction in progress	1,857	1,625	—

	91,833	89,106
Accumulated depreciation	(57,518)	(55,412)

	$34,315	$33,694

Depreciation expense was $1,169 and $1,259 for the three months ended December 31, 2012 and 2011, respectively, and $2,344 and $2,502 for the six months ended December 31, 2012 and 2011, respectively.

Note 11: Warranty

A limited warranty is provided on our products for periods ranging from 3 to 12 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management estimates, adjustments to the expense will be required.

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Six Months Ended December 31,

	2012	2011

Beginning balance	$1,188	$1,333
Reductions for payments made	(467)	(529)
Changes in accruals related to pre-warranties	53	(103)
Changes in accruals related to warranties made in the current period	287	552

Ending balance	$1,061	$1,253

Note 12: Intangible Assets

Intangible assets includes patents, customer relationships and technology and a covenant not-to-compete. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. As of December 31, 2012, all payments have been made related to the payments under this agreement. We amortize the value of the non-compete over four years on a declining-balance method.

The following table sets forth the components of intangible assets, as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Patents	$7,009	$6,934
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	851	851

	10,023	9,948
Accumulated amortization	(5,189)	(4,750)

Total	$4,834	$5,198

Amortization expense related to intangibles was $214 and $209 for the three months ended December 31, 2012 and 2011, respectively, compared with $439 and $419 for the six months ended December 31, 2012 and 2011, respectively. This amortization expense related to intangible assets is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of December 31, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense

Six months ending June 30, 2013	$600
Fiscal year ending June 30, 2014	807
Fiscal year ending June 30, 2015	796
Fiscal year ending June 30, 2016	576
Fiscal year ending June 30, 2017	394
Fiscal year ending June 30, 2018	322
Thereafter	1,339

Total	$4,834

Note 13: Segment and Major Customer Information

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we report segments as Metrology Solutions and Optical Systems. The Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom-engineered solutions used in the semiconductor capital equipment, research, defense and industrial markets. The Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor capital equipment, defense, life sciences and research markets. The chief operating decision-maker uses this information to allocate resources.

The following table sets forth segment net revenues, gross profit and gross margin for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Metrology Solutions
Net revenues	$21,416	$25,479	$47,294	$55,321
Gross profit	$11,595	$15,057	$25,928	$32,440
Gross margin	54%	59%	55%	59%

Optical Systems
Net revenues	$13,219	$14,561	$27,547	$28,711
Gross profit	$3,688	$4,585	$6,848	$8,819
Gross margin	28%	31%	25%	31%

Total
Net revenues	$34,635	$40,040	$74,841	$84,032
Gross profit	$15,283	$19,642	$32,776	$41,259
Gross margin	44%	49%	44%	49%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S. based.

The following table sets forth revenues by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Americas	$19,755	$22,170	$38,618	$46,461
Japan	5,336	5,692	11,667	12,479
China	3,498	3,823	11,036	9,903
Europe	4,397	5,834	9,219	10,105
Pacific Rim	1,649	2,521	4,301	5,084

Total	$34,635	$40,040	$74,841	$84,032

Revenues from two customers accounted for 14% and 11% of net revenues for the three months ended December 31, 2011. No customer accounted for over 10% of our revenues for the three months ended December 31, 2012. Revenues from one customer accounted for 10% of net revenues for the six months ended December 31, 2012. Revenues from two customers accounted for 12% and 11% of net revenues for the six months ended December 31, 2011. Revenues from these customers were included in both reporting segments.

Note 14: Transactions with Shareholder

Revenues from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2,855 and $4,259 (8% and 11% of net revenues, respectively) for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, revenues from Canon amounted to $5,668 and $9,053 (8% and 11% of net revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2012 and June 30, 2012, there were, in the aggregate, $1,193 and $1,604, respectively, of trade accounts receivable from Canon.

Note 15: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on income associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. The contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in “Miscellaneous income (expense).” The contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of December 31, 2012, there were twelve currency contracts outstanding involving our Japanese operation with notional amounts aggregating $4,000. These foreign currency hedges are not designated as hedging instruments. For the three months ended December 31, 2012 and 2011, we recognized net unrealized gains of $244 and $39, respectively, from foreign currency forward contracts. For the six months ended December 31, 2012 and 2011, we recognized net unrealized gains of $201 and $70, respectively, from foreign currency forward contracts. These unrealized losses and gains are essentially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiaries and are recorded in “Miscellaneous income (expense)” on our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2012 and June 30, 2012:

Derivatives not designated as hedging instruments			Balance Sheet Location

			Prepaid expenses, prepaid
December 31, 2012	Number of foreign exchange contracts:	12	taxes and other current assets	$199

			Prepaid expenses, prepaid
June 30, 2012	Number of foreign exchange contracts:	9	taxes and other current assets	$14
			Other accrued expenses	$17

Note 16: Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,

	2012		2011		2012		2011

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$323	16%	$823	11%	$1,756	27%	$1,609	10%

Income tax expense for the three and six months ended December 31, 2012 related primarily to United States (“U.S.”) Federal and state income tax expense and foreign income tax expense and includes a tax benefit of $530 and $928 to correct an error in recording deferred tax asset balances as of June 30, 2012 relating primarily to fixed assets and foreign tax credits. Income tax expense for the three months ended December 31, 2011 related primarily to foreign and state income tax expense; there was no U.S. federal tax expense during that period due to the valuation allowance on net operating loss (“NOL”) carryforwards. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOLs and credits arising from any of those years. Those years are subject to audit at the time the NOLs or credits available from those years are utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

In the normal course of business, we analyze for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three and six months ended December 31, 2012, we recognized an additional liability of $217 and $407, respectively, for changes in tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

Note 17: Commitments and Contingencies

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of their Richmond, California operations. These assets were acquired for $12,475, of which $7,142 was in cash, and the balance was future consideration, with a net present value of $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. We conduct the majority of our manufacturing in a 153,500 square foot facility in Middlefield, Connecticut, a 55,300 square foot facility in Richmond, California, and a 22,560 square foot facility in Tucson, Arizona. In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona, which will function as the manufacturing site for our Tucson operation when we complete our transition to the new site.

Bookings for the second quarter of fiscal 2013 were $42.8 million, a decrease of 13% compared with bookings of $48.8 million in the second quarter of fiscal 2012 and an increase of 15% compared with bookings of $37.3 million in the first quarter of fiscal 2013. Bookings for the Metrology Solutions segment were 62% of the total; Optical Systems segment bookings were 38%. Backlog was $73.2 million at December 31, 2012, compared with $69.7 million at December 31, 2011, and $65.1 million at September 30, 2012. Currently, 63% of the backlog is Optical System bookings which generally carry a lower gross margin than Metrology Solutions. If the mix of revenues changes to a greater proportion of Optics revenues, it is likely to adversely affect reported gross margin. The impact on gross margin will also depend on future bookings, particularly Metrology bookings with shorter shipping cycles.

Our effective tax rate increased as a result of the reversal of the valuation allowance on deferred tax assets in the fourth quarter of fiscal 2012. Previous years’ results benefitted from the offset effect of reversing valuation allowance against tax provision, essentially eliminating U.S. Federal income tax expense. Since the valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012 due to improved operating performance and improved business outlook, current year results reflect tax expense at the full effective tax rate, modified by adjustment of prior period deferred tax asset balances as a component of the fiscal 2013 year tax provision.

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

RESULTS OF OPERATIONS

Net Revenues by Segment

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended December 31
Metrology Solutions	$21.4	62%	$25.5	64%
Optical Systems	13.2	38%	14.5	36%

Total	$34.6	100%	$40.0	100%

Six Months ended December 31
Metrology Solutions	$47.3	63%	$55.3	66%
Optical Systems	27.5	37%	28.7	34%

Total	$74.8	100%	$84.0	100%

Net revenues for the three months ended December 31, 2012 decreased $5.4 million, or 14%, compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 16% and in the Optical Systems segment of 9%. The decrease in the Metrology Solutions segment was primarily due to volume decreases of $3.0 million in instruments product lines related to microscopes and, to a lesser degree, large aperture systems and $0.8 million in certain product revenues attributable to soft demand in the semiconductor sector. The decrease in the Optical Systems segment was primarily due to volume decreases in optical components of $1.6 million and contract manufacturing of $0.3 million, partially offset by an increase in the extreme precision optics group of $0.5 million.

Net revenues for the six months ended December 31, 2012 decreased $9.2 million, or 11%, compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenues of 15% and in the Optical Systems segment of 4%. The decrease in the Metrology Solutions segment of $8.0 million was primarily due to volume decreases in semiconductor related products of $5.6 million and instruments products of $3.1 million. The semiconductor market is still slow and has affected orders across several product lines. The Optical Systems segment declined $1.2 million year over year with increases in extreme precision optics of $3.7 million partially offsetting the declines in contract manufacturing and laser fusion optics.

Revenues from two customers accounted for 14% and 11% of net revenues for the three months ended December 31, 2011. No customer accounted for over 10% of revenues for the three months ended December 31, 2012. Revenues from one customer accounted for 10% of net revenues for the six months ended December 31, 2012. Revenues from two customers accounted for 12% and 11% of net revenues for the six months ended December 31, 2011. Revenues from these customers were included in both reporting segments.

Revenues denominated in U.S. dollars for the three months ended December 31, 2012 and 2011 were 76% and 79%, respectively, and 78% and 82% for the six months ended December 31, 2012 and 2011, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenues denominated in foreign currency are exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenues in these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended December 31
Metrology Solutions	$11.6	54%	$15.0	59%
Optical Systems	3.7	28%	4.6	32%

Total	$15.3	44%	$19.6	49%

Six months ended December 31
Metrology Solutions	$25.9	55%	$32.5	59%
Optical Systems	6.9	25%	8.8	31%

Total	$32.8	44%	$41.3	49%

Gross margin for the three months ended December 31, 2012 was 44%, a decrease of five percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross margin for the three months ended December 31, 2012 compared with the prior year period was primarily due to a combination of overall lower volumes resulting in a decrease in labor and overhead absorption, lower margins on certain custom orders within the instruments product line and lower volumes in the semiconductor sector of products with traditionally more favorable gross margins. The gross margin of the Optical Systems segment for the three months ended December 31, 2012 decreased by four percentage points compared with the prior year period, primarily due to lower volumes, resulting in a decrease in labor and overhead absorption which increased other cost of sales and, to a lesser extent, lower than expected margins on certain custom orders.

Gross margin for the six months ended December 31, 2012 was 44%, a decrease of five percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross margin for the six months ended December 31, 2012 compared with the prior year period was primarily due to lower margins on certain custom orders within the instruments product line and the negative effect of lower volumes on labor and overhead absorption. The gross margin of the Optical Systems segment for the six months ended December 31, 2012 decreased by six percentage points compared with the prior year period, primarily due to a decrease in labor and overhead absorption.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$8.6	25%	$8.1	20%
Six months ended December 31	$17.1	23%	$17.6	21%

SG&A increased in the three months ended December 31, 2012 by $0.5 million from the comparable prior year period. The increase was primarily due to increased selling expense. For the six months ended December 31, 2012, SG&A decreased primarily due to lower employee incentive compensation partially offset by an increase in expenses related to increased headcount.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$4.5	13%	$4.1	10%
Six months ended December 31	$9.1	12%	$8.1	10%

RD&E for the three months ended December 31, 2012 increased by $0.4 million compared with the prior year period primarily due to the increases in spending in our lithography stage metrology product line. RD&E expense for the six months ended December 31, 2012 increased by $1.0 million compared with the prior year period, primarily due to the increases in spending in our lithography stage metrology and extreme precision optics product lines.

Other Income (Expense)

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

Quarter ended December 31	$(0.2)	1%	$0.1	0%
Six months ended December 31	$(0.2)	0%	$(0.2)	0%

Other expense for the three and six months ended December 31, 2012 consisted primarily of imputed interest on a future contingent liability and foreign currency translation adjustments. Other income for the three months ended December 31, 2011 included a gain recorded due to a reduction in the anticipated future consideration expected to be paid by us related to a past acquisition.

Income Tax Expense

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended December 31	$0.3	16%	$0.8	11%
Six months ended December 31	$1.8	27%	$1.6	10%

Income tax expense for the three months ended December 31, 2012 included income taxes in United States federal, state and foreign jurisdictions partially offset by a tax benefit of $0.5 million to correct an error in recording deferred tax asset balances as of June 30, 2012 relating to fixed assets recorded in an acquisition and foreign tax credits. Income tax expense for the three months ended December 31, 2011 included income taxes for state and foreign jurisdictions only. Income tax expense for the six months ended December 31, 2012 included a tax benefit of $0.9 million to correct an error in recording deferred tax asset balances as of June 30, 2012 related to fixed assets recorded in an acquisition and foreign tax credits. In the prior year for both the three and six month periods ended December 31, 2011, the valuation allowance recorded on substantially all net deferred tax assets, including those in the United States, effectively eliminated U.S. federal tax expense. The valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012

TRANSACTIONS WITH SHAREHOLDER

Revenues from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $2.9 million and $4.3 million (8% and 11% of net revenues, respectively) for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, revenues from Canon amounted to $5.7 million and $9.1 million (8% and 11% of net revenues, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2012 and June 30, 2012, there were, in the aggregate, $1.2 million and $1.6 million, respectively, of trade accounts receivable from Canon.

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

At December 31, 2012, cash and cash equivalents were $77.3 million, a decrease of $6.8 million from $84.1 million at June 30, 2012. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities from continuing operations decreased period over period by $22.9 million to $1.5 million, due primarily to a decrease in net income of $9.1 million and a decrease in cash flows from fiscal 2012 to fiscal 2013 attributable to increases in inventories, unbilled costs on long-term contracts and prepaid taxes. The decrease in cash flows related to inventories is due to an increase in certain inventory lines for production in process on longer-term projects.

Cash used for investing activities increased $5.0 million to $6.7 million, due primarily to the buyout of the noncontrolling interest of ZygoLOT for $3.2 million (€2.5 million), and an increase in additions to property, plant and equipment of $1.8 million.

Cash used for financing activities increased $2.4 million to $1.9 million, due primarily to dividend payments to noncontrolling interests of $1.0 million and increases in the repurchase of restricted stock of $0.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended December 31, 2012. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission (the “2012 Annual Report”) for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. In designing, implementing, and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We identified a material weakness as of June 30, 2012 related to inadequate design of processes, procedures and controls regarding our accounting for income taxes and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2012. In the period since June 30, 2012, we have implemented, and are continuing to implement, additional controls in our financial reporting process, including adding control processes to aid in preparing the amounts related to certain tax assets and liabilities and the current and deferred income tax expense to ensure those amounts are recorded in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to prepare and assist in the review of our accounting for income taxes. Certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had a sufficient period of time to operate for our management to conclude that they are operating effectively at December 31, 2012.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended December 31, 2012), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed, and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended December 31, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our 2012 Annual Report includes a listing of risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in risk factors from those set forth in our 2012 Annual Report; however, the risks described in our 2012 Annual Report are not the only risks facing the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about stock repurchases during the quarter ended December 31, 2012 under our authorized purchase plan in connection with the surrender of shares to cover taxes upon the vesting of restricted stock awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2012 - October 31, 2012	130	$17.45	—	$5.0
November 1, 2012 - November 30, 2012	—	n/a	—	$5.0
December 1, 2012 - December 31, 2012	71	$15.05	—	$5.0

(1)

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended December 31, 2012, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: February 11, 2013

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