Form 10-Q
period 2013-03-31
ZYGO CORP
filed 2013-05-10
CIK 730716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

18,519,813 shares of Common Stock, $.10 Par Value, at May 1, 2013

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, condition and operations and the business strategy, plans, anticipated revenue, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supply chain risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the integration of manufacturing facilities; risks related to any reorganization of our business; risks related to changes in management personnel; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and risks related to business acquisitions.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net revenue	$34,533	$38,472	$109,374	$122,504
Cost of goods sold	19,273	19,032	61,338	61,805
Gross profit	15,260	19,440	48,036	60,699

Selling, general and administrative expenses	9,362	8,702	26,451	26,272
Research, development and engineering expenses	4,990	4,017	14,073	12,166
Operating profit	908	6,721	7,512	22,261

Other income (expense)
Miscellaneous income (expense), net	(266)	(23)	(438)	(221)
Total other income (expense)	(266)	(23)	(438)	(221)
Income before income taxes, including noncontrolling interests	642	6,698	7,074	22,040
Income tax benefit (expense)	890	(772)	(866)	(2,381)
Net income including noncontrolling interests	1,532	5,926	6,208	19,659
Less: Net income attributable to noncontrolling interests	166	519	875	1,605
Net income attributable to Zygo Corporation	$1,366	$5,407	$5,333	$18,054

Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.07	$0.30	$0.29	$1.01
Diluted earnings per share	$0.07	$0.29	$0.28	$0.97

Weighted average shares outstanding
Basic shares	18,506	18,116	18,434	17,948
Diluted shares	19,126	18,883	19,080	18,640
3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED) (Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income attributable to Zygo Corporation	$1,366	$5,407	$5,333	$18,054
Other comprehensive income (loss)
Foreign currency translation adjustment	(623)	236	(258)	(1,007)
Comprehensive income	743	5,643	5,075	17,047
Less: Comprehensive income (loss) attributable to noncontrolling interests	(25)	102	79	(159)
Comprehensive income attributable to Zygo Corporation	$768	$5,541	$4,996	$17,206

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$79,901	$84,053
Receivables, net of allowance for doubtful accounts of $694 and $760, respectively	31,574	31,601
Inventories	30,680	27,760
Prepaid expenses, prepaid taxes and other current assets	5,875	2,851
Revenue recognized in excess of billings on uncompleted contracts	5,265	2,371
Deferred income taxes	11,874	8,004
Total current assets	165,169	156,640
Marketable securities	688	729
Property, plant and equipment, net	33,926	33,694
Deferred income taxes	13,760	13,760
Intangible assets, net	4,783	5,198
Total assets	$218,326	$210,021

Liabilities and Equity
Current liabilities:
Accounts payable	$6,931	$9,613
Progress payments and deferred revenue	4,989	5,482
Billings in excess of costs and estimated earnings on uncompleted contracts	7,807	—
Accrued salaries and wages	3,351	6,198
Other accrued expenses	5,263	7,234
Income taxes payable	—	416
Total current liabilities	28,341	28,943

Deferred income taxes	2,580	2,580
Other long-term liabilities	5,181	2,518
Total liabilities	36,102	34,041

Commitments and contingencies
Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized; 20,832,269 shares issued (20,499,861 at June 30, 2012); 18,509,482 shares outstanding (18,239,941 at June 30, 2012)	2,083	2,050
Additional paid-in capital	179,221	176,305
Retained earnings	27,586	22,253
Accumulated other comprehensive loss:
Currency translation effects	(523)	(186)
Treasury stock, at cost, 2,322,787 shares (2,259,920 at June 30, 2012)	(27,973)	(26,797)
Total shareholders’ equity - Zygo Corporation	180,394	173,625
Noncontrolling interests	1,830	2,355
Total equity	182,224	175,980
Total liabilities and equity	$218,326	$210,021

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2013	2012
Cash provided by operating activities:
Net income including noncontrolling interests	$6,208	$19,659
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	4,187	4,292
Deferred income taxes	(3,494)	—
Provision for doubtful accounts	(67)	(360)
Compensation cost related to share-based payment arrangements	4,235	3,332
Excess tax benefits from share-based payment arrangements	—	(445)
Other	569	314
Changes in operating accounts:
Receivables	(768)	8,031
Inventories	(2,813)	742
Prepaid expenses, prepaid taxes and other current assets	(2,800)	(425)
Net billings in excess of revenue recognized on uncompleted contracts	4,914	562
Accounts payable, accrued expenses and taxes payable	(4,788)	(4,601)
Net cash provided by operating activities from continuing operations	5,383	31,101
Net cash used for operating activities from discontinued operations	—	(281)
Cash used for investing activities:
Additions to property, plant and equipment	(4,288)	(2,515)
Purchase of marketable securities	—	(999)
Additions to intangibles	(236)	(209)
Investments and acquisitions	(3,155)	—
Proceeds from the sale and maturity of marketable securities	134	2,127
Net cash used for investing activities	(7,545)	(1,596)
Cash provided by (used for) financing activities:
Dividend payments to noncontrolling interest	(1,742)	(2,192)
Employee stock purchase	40	—
Excess tax benefits from share-based payment arrangements	—	445
Repurchase of restricted stock	(1,176)	(401)
Exercise of employee stock options	1,066	2,882
Net cash provided by (used for) financing activities	(1,812)	734
Effect of exchange rate changes on cash and cash equivalents	(178)	(697)
Net increase (decrease) in cash and cash equivalents	(4,152)	29,261
Cash and cash equivalents, beginning of period	84,053	60,039
Cash and cash equivalents, end of period	$79,901	$89,300

Supplemental Cash Flow Information

Net cash paid for income taxes was $4,819 and $2,860 for the nine months ended March 31, 2013 and 2012, respectively. Purchases of property, plant and equipment included in accounts payable was $187 and $281 for the nine months ended March 31, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currencies; and, as such, amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Recent Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. The effective date for ASU No. 2013-02 for Zygo is the first quarter of fiscal year 2014.

Reclassifications

Certain amounts included in the condensed consolidated statements of cash flows for the prior year have been reclassified to conform with the current year presentation of “Net billings in excess of revenue recognized on uncompleted contracts.” In fiscal 2012, net billings in excess of revenue recognized on uncompleted contracts of $562 was reported as part of “Accounts payable, accrued expenses and taxes payable” and is now broken out into its own caption.

Note 2: Earnings Per Share

For the three and nine months ended March 31, 2013, outstanding stock options and restricted stock awards for 361,938 shares and 230,791 shares, respectively, (for the three and nine months ended March 31, 2012, outstanding stock options and restricted stock awards for 32,378 shares and 270,143 shares, respectively) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic weighted average shares outstanding	18,505,621	18,116,470	18,433,765	17,947,928
Dilutive effect of stock options and and restricted shares	620,577	766,681	645,740	692,166
Diluted weighted average shares outstanding	19,126,198	18,883,151	19,079,505	18,640,094
7

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013			2012
	Shareholders’ Equity Zygo Corp.	Non-Controlling Interest	Total Equity	Shareholders’ Equity Zygo Corp.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$173,625	$2,355	$175,980	$124,720	$3,367	$128,087
Net income	5,333	875	6,208	18,054	1,605	19,659
Foreign currency translation effect	(337)	79	(258)	(848)	(159)	(1,007)
Total	4,996	954	5,950	17,206	1,446	18,652
Share-based compensation	4,620	—	4,620	3,332	—	3,332
Repurchase of restricted stock	(1,176)	—	(1,176)	(401)	—	(401)
Employee stock purchase	40	—	40	—	—	—
Exercise of employee stock options and related tax effect	1,066	—	1,066	2,882	—	2,882
Dividends attributable to noncontrolling interests	—	(1,101)	(1,101)	—	(2,192)	(2,192)
Purchase of subsidiary shares from noncontrolling interest	(2,777)	(378)	(3,155)	—	—	—
Equity, end of period	$180,394	$1,830	$182,224	$147,739	$2,621	$150,360

Note 4: Changes in Zygo Corporation Ownership Interest in Subsidiary

Zygo Corporation purchased the outstanding noncontrolling interest in our German subsidiary, ZygoLOT, for $3,155 in the first quarter of fiscal 2013. The following table sets forth the effects on equity of changes in our ownership interest of ZygoLOT.

	Nine Months Ended March 31,
	2013	2012

Net income attributable to Zygo Corporation	$5,333	$18,054

Transfers to the noncontrolling interest
Decrease in Zygo Corporation paid in-capital for purchase of noncontrolling interest	2,749	—
Net transfers to noncontrolling interest	2,749	—

Change from net income attributable to Zygo Corporation shareholders and transfers to noncontrolling interest	$2,584	$18,054
8

Note 5: Marketable Securities

Marketable securities as of March 31, 2013 consisted of a mutual fund investment comprised primarily of corporate securities classified as a trading security. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

Trading securities consisted of a mutual fund investment corresponding to elections made in our deferred compensation program. We make quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2012 and 2011, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at March 31, 2013 and 2012:

	Balance	Gross	Gross
	Beginning of	Unrealized	Unrealized			Ending
	Fiscal Year	Gains	Losses	Contributions	Redemptions	Balance
March 31, 2013
Marketable Securities	$729	$93	$—	$—	$(134)	$688

March 31, 2012
Marketable Securities	$980	$99	$(134)	$—	$(127)	$818

Note 6. Fair Value Measurements

Fair value measurement disclosures utilize a valuation hierarchy for determining the grouping of the inputs used. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and June 30, 2012:

Assets Measured at Fair Value:

		Fair value measurements at March 31, 2013
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,734	$23,734	$—	$—
Trading securities	688	688	—	—
Foreign currency hedge	$246	—	246	—
Total	$24,668	$24,422	$246	$—

Assets and Liabilities Measured at Fair Value:

		Fair value measurements at June 30, 2012
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Money market funds	$19,931	$19,931	$—	$—
Trading securities	729	729	—	—
Foreign currency hedge	(3)	—	(3)	—
Total	$20,657	$20,660	$(3)	$—

Note 7: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2013 and 2012 of $1,479 and $1,014, respectively, with related tax benefits of $532 and $365, respectively. We also recorded share-based compensation expense for the nine months ended March 31, 2013 and 2012 of $4,235 and $3,332, respectively, with related tax benefits of $1,524 and $1,200, respectively.

Stock Options

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2013 and 2012 was $9.45 and $10.50, respectively. The weighted-average fair value of stock option grants for the nine months ended March 31, 2013 and 2012 was $12.64 and $7.21, respectively. During the three months ended March 31, 2013 and 2012, we granted stock options for an aggregate of 50,000 and 6,500 shares of common stock. During the nine months ended March 31, 2013 and 2012, we granted stock options for an aggregate of 172,934 and 229,562 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Term	7.3 Years	6.6 Years	7.3 Years	6.6 Years
Volatility	59.2%	59.5%	59.2%	59.5%
Dividend yield	—	—	—	—
Risk-free interest rate	1.4%	1.5%	1.2-1.4%	1.5%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. There were no shares of restricted stock issued during the three months ended March 31, 2013 and 2012. During the nine months ended March 31, 2013 and 2012, an aggregate of 162,901 and 146,412 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $18.49 and $13.24, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% on the three year anniversary and the remaining 50% on the fourth year anniversary. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 8: Receivables

The following table sets forth the components of accounts receivable at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Trade	$32,268	$32,361
Allowance for doubtful accounts	(694)	(760)
	$31,574	$31,601

Note 9: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Raw materials and manufactured parts	$14,170	$12,753
Work in process	12,940	12,031
Finished goods	3,570	2,976
	$30,680	$27,760

Note 10: Property, Plant and Equipment

Property, plant and equipment are stated at cost less impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at March 31, 2013 and June 30, 2012:

	March 31,	June 30,	Estimated Useful Life
	2013	2012	(Years)
Land and improvements	$4,030	$4,030	—
Building and improvements	24,740	24,228	15-40
Machinery, equipment and office furniture	61,728	58,259	3-8
Leasehold improvements	1,097	964	1-5
Construction in progress	980	1,625	—
	92,575	89,106
Accumulated depreciation	(58,649)	(55,412)
	$33,926	$33,694

Depreciation expense was $1,193 and $1,168 for the three months ended March 31, 2013 and 2012, respectively, and $3,537 and $3,670 for the nine months ended March 31, 2013 and 2012, respectively.

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

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Nine Months Ended March 31,
	2013	2012
Beginning balance	$1,188	$1,333
Reductions for payments made	(665)	(938)
Changes in accruals related to pre-existing warranties	(292)	202
Changes in accruals related to warranties made in the current period	385	661
Ending balance	$616	$1,258

Note 12: Intangible Assets

Intangible assets includes patents, customer relationships and technology and a covenant not-to-compete. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years. We entered into a non-compete agreement with a former officer and director of the Company effective February 28, 2009. As of March 31, 2013, all payments required by this agreement have been made. We amortized the value of the non-compete over four years on a declining-balance method.

The following table sets forth the components of intangible assets, as of March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
Patents	$7,169	$6,934
Customer relationships and technology	2,163	2,163
Covenant not-to-compete	—	851
	9,332	9,948
Accumulated amortization	(4,549)	(4,750)
Total	$4,783	$5,198

Amortization expense related to intangibles was $211 and $203 for the three months ended March 31, 2013 and 2012, respectively, compared with $650 and $623 for the nine months ended March 31, 2013 and 2012, respectively. This amortization expense related to intangible assets is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of March 31, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization
Expense
Three months ending June 30, 2013	$271
Fiscal year ending June 30, 2014	826
Fiscal year ending June 30, 2015	815
Fiscal year ending June 30, 2016	638
Fiscal year ending June 30, 2017	499
Fiscal year ending June 30, 2018	377
Thereafter	1,357
Total	$4,783
12

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

The following table sets forth segment net revenue, gross profit and gross margin for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Metrology Solutions
Net revenue	$21,273	$24,161	$68,566	$79,482
Gross profit	$11,796	$14,033	$37,724	$46,474
Gross margin	55%	58%	55%	58%

Optical Systems
Net revenue	$13,260	$14,311	$40,808	$43,022
Gross profit	$3,464	$5,407	$10,312	$14,225
Gross margin	26%	38%	25%	33%

Total
Net revenue	$34,533	$38,472	$109,374	$122,504
Gross profit	$15,260	$19,440	$48,036	$60,699
Gross margin	44%	51%	44%	50%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S.-based.

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Americas	$18,744	$18,270	$57,361	$64,730
Japan	6,728	7,228	18,395	19,707
China	2,619	5,288	13,655	15,191
Europe	4,914	5,093	14,134	15,199
Pacific Rim	1,528	2,593	5,829	7,677
Total	$34,533	$38,472	$109,374	$122,504

Revenue from one customer accounted for 11% of net revenue for the three months ended March 31, 2013, and revenue from two customers accounted for 13% and 10% of net revenue for the three months ended March 31, 2012. Revenue from each of two customers accounted for 11% of net revenue for the nine months ended March 31, 2012. No customer accounted for over 10% of net revenue for the nine months ended March 31, 2013. Revenues from these customers were included in both reporting segments.

Note 14: Transactions with Shareholder

Revenue from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3,694 and $4,970 (11% and 13% of net revenue, respectively) for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, revenue from Canon amounted to $9,362 and $14,023 (9% and 11% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2013 and June 30, 2012, there were, in the aggregate, $1,871 and $1,604, respectively, of trade accounts receivable from Canon.

Note 15: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on income associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. The contracts are not designated as cash flow, fair value, or net investment hedges as defined under authoritative guidance on accounting for derivative instruments and hedging activities. These contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in “Miscellaneous income (expense), net.” The contracts are entered into for periods consistent with the expected currency transaction exposures, generally three to six months. Any gains and losses on the fair value of these contracts are expected to substantially offset corresponding losses and gains on the underlying transactions.

As of March 31, 2013, there were nine currency contracts outstanding involving our Japanese operation with notional amounts aggregating $4,200. These foreign currency hedges are not designated as hedging instruments. For the three months ended March 31, 2013 and 2012, we recognized net unrealized gains of $47 and $90, respectively, from foreign currency forward contracts. For the nine months ended March 31, 2013 and 2012, we recognized net unrealized gains of $263 and $160, respectively, from foreign currency forward contracts. These unrealized losses and gains are essentially offset by foreign exchange gains and losses on intercompany balances recorded by our subsidiaries and are recorded in “Miscellaneous income (expense), net” in our condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2013 and June 30, 2012:

Derivatives not designated as hedging instruments			Balance Sheet Location

March 31, 2013	Number of foreign exchange contracts:	9	Prepaid expenses, prepaid taxes and other current assets	$246

June 30, 2012	Number of foreign exchange contracts:	9	Prepaid expenses, prepaid taxes and other current assets	$ 14
			Other accrued expenses	$ 17
14

Note 16: Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax (benefit) expense	$(890)	—	$772	12%	$866	12%	$2,381	11%

The income tax benefit for the three months ended March 31, 2013 resulted from the inclusion of research and development tax credits for fiscal 2013 and 2012 in the tax provision after the extension of the research and development tax credits as part of the American Taxpayer Relief Act of 2012 was signed into law during the third quarter of fiscal 2013. The income tax provision for the third quarter of fiscal 2013 also included U.S. federal, state and foreign taxes. Income tax expense for the nine months ended March 31, 2013 included the research and development tax credits and a tax benefit of $928 to correct an error in recording deferred tax asset balances as of June 30, 2012 primarily related to fixed assets recorded in an acquisition. Income tax expense for the three and nine months ended March 31, 2012 included income taxes for state and foreign jurisdictions only. In the prior year for both the three and nine month periods ended March 31, 2012, a valuation allowance was in place on substantially all net deferred tax assets, including those in the United States, effectively eliminating U.S. federal tax expense. Substantially all of the valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012. The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOLs and credits arising from any of those years. Those years are subject to audit at the time the NOLs or credits available from those years are utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

In the normal course of business, we analyze for uncertain tax positions and adjust our unrecognized tax benefits or liabilities accordingly. For the three and nine months ended March 31, 2013, we recognized an additional liability of $44 and $451, respectively, for changes in tax positions. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. We conduct the majority of our manufacturing in a 153,500 square foot facility in Middlefield, Connecticut, a 55,300 square foot facility in Richmond, California, and a 22,560 square foot facility in Tucson, Arizona. We are transitioning the Tucson operations into our recently purchased 110,020 square-foot facility which will then be the manufacturing location for our Tucson operation.

Bookings for the third quarter of fiscal 2013 were $50.2 million, an increase of 10% compared with bookings of $45.6 million in the third quarter of fiscal 2012 and an increase of 18% compared with bookings of $42.8 million in the second quarter of fiscal 2013. Bookings for the Metrology Solutions segment were 80% of the total; Optical Systems segment bookings were 20%. Backlog was $88.9 million at March 31, 2013, compared with $76.8 million at March 31, 2012, and $73.2 million at December 31, 2012. Over 40% of the bookings in the third quarter of fiscal 2013 were from one customer. Shipments related to these orders are expected to commence during the first quarter of fiscal 2014. Bookings and backlog consist of orders expected to be delivered and recognized as revenue within twelve months. Bookings are generally converted to revenue between one month and one year from receipt of order.

Our effective tax rate increased as a result of the reversal of the valuation allowance on deferred tax assets in the fourth quarter of fiscal 2012. Previous years’ results benefitted from the offset effect of reversing valuation allowance against tax provision, essentially eliminating U.S. Federal income tax expense. The valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012 due to improved operating performance and improved business outlook. Current year results reflect tax expense at the full effective tax rate, modified by amounts recorded to adjust prior period deferred tax asset balances as components of the fiscal 2013 year tax provision, as well as the inclusion of research and development credits in the third quarter of fiscal 2013 after passage of legislation in January 2013 extending the credit.

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, share-based payments and accruals for health insurance. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other-than-temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions and application of judgment involved in each.

Recent Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. The effective date for ASU No. 2013-02 for Zygo is the first quarter of fiscal year 2014.

Results of Operations

Net Revenue by Segment

	Fiscal 2013		Fiscal 2012
(Amounts in millions)	Amount	Percentage of Total	Amount	Percentage of Total
Quarter ended March 31

Metrology Solutions	$21.3	62%	$24.2	63%
Optical Systems	13.2	38%	14.3	37%
Total	$34.5	100%	$38.5	100%

Nine Months ended March 31

Metrology Solutions	$68.6	63%	$79.5	65%
Optical Systems	40.8	37%	43.0	35%
Total	$109.4	100%	$122.5	100%

Net revenue for the three months ended March 31, 2013 decreased $4.0 million, or 10%, compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenue of 12% and in the Optical Systems segment of 7%. The decrease in the Metrology Solutions segment was primarily due to volume decreases of $3.5 million in instruments product lines primarily related to optical profilers and, to a lesser degree, large aperture systems. The decrease in instruments revenue was partially offset by an increase of $0.6 million in semiconductor-related products despite the still sluggish semiconductor industry demand. Revenue for products introduced in new semiconductor product lines more than offset a decrease in lithography revenue. The decrease in the Optical Systems segment revenue was primarily due to volume decreases in optical components of $0.4 million and the extreme precision optics group of $0.7 million related to the semiconductor capital equipment market.

Net revenue for the nine months ended March 31, 2013 decreased $13.1 million, or 11%, compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenue of 14% and in the Optical Systems segment of 5%. The decrease in the Metrology Solutions segment revenue of $10.9 million was primarily due to volume decreases in instruments products of $5.3 million and semiconductor-related products of $5.6 million attributable to reduced capital spending across a number of industries, including automotive and semiconductor. Revenue of the Optical Systems segment declined $2.2 million year over year with volume decreases in contract manufacturing of $2.7 million and optical components of $2.5 million, partially offset by an increase in the extreme precision optics group of $3.0 million.

Revenue from one customer accounted for 11% of net revenue for the three months ended March 31, 2013, and revenue from two customers accounted for 13% and 10% of net revenue for the three months ended March 31, 2012. Revenue from each of two customers accounted for 11% of net revenue for the nine months ended March 31, 2012. No customer accounted for over 10% of net revenue for the nine months ended March 31, 2013. Revenues from these customers were included in both reporting segments.

Revenue denominated in U.S. dollars for the three months ended March 31, 2013 and 2012 were 73% and 80%, respectively, and 76% and 81% for the nine months ended March 31, 2013 and 2012, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenue denominated in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue from these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2013		Fiscal 2012

(Amounts in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended March 31

Metrology Solutions	$11.8	55%	$14.0	58%
Optical Systems	3.5	26%	5.4	38%
Total	$15.3	44%	$19.4	51%

Nine months ended March 31

Metrology Solutions	$37.7	55%	$46.5	58%
Optical Systems	10.3	25%	14.2	33%
Total	$48.0	44%	$60.7	50%

Gross margin for the three months ended March 31, 2013 was 44%, a decrease of seven percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross margin for the three months ended March 31, 2013 compared with the prior year period was primarily due to overall lower volumes resulting in a decrease in labor and overhead absorption and, to a lesser extent, product mix with a lower percentage of revenue derived from higher-margin product shipments. The gross margin of the Optical Systems segment for the three months ended March 31, 2013 decreased by twelve percentage points compared with the prior year period due to lower volumes resulting in a decrease in labor and overhead absorption and lower than expected margins achieved on certain custom orders.

Gross margin for the nine months ended March 31, 2013 was 44%, a decrease of six percentage points from the comparable prior year period. Within the Metrology Solutions segment, the decrease in gross margin was primarily due to lower margins achieved on certain custom orders in the instruments product line and the negative effect of lower volumes on labor and overhead absorption. The gross margin of the Optical Systems segment for the nine months ended March 31, 2013 decreased by eight percentage points compared with the prior year period, primarily due to a decrease in labor and overhead absorption on lower volumes.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2013		Fiscal 2012
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31	$9.4	27%	$8.7	23%
Nine months ended March 31	$26.5	24%	$26.3	21%

SG&A increased in the three and nine months ended March 31, 2013 by $0.7 million and $0.2 million, respectively, from the comparable prior year period, primarily due to increased employee benefit and compensation expenses.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2013		Fiscal 2012
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31	$5.0	15%	$4.0	10%
Nine months ended March 31	$14.1	13%	$12.2	10%

RD&E for the three and nine months ended March 31, 2013 increased by $1.0 million and $1.9 million, respectively, compared with the prior year periods, primarily due to increases in spending in semiconductor-related product lines and lithography stage and advanced packaging metrology.

Other Income (Expense)

	Fiscal 2013		Fiscal 2012
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31	$(0.3)	0%	$—	0%
Nine months ended March 31	$(0.4)	0%	$(0.2)	0%

Other expense for the three and nine months ended March 31, 2013 consisted primarily of foreign currency remeasurement adjustments and interest on a contingent liability. Other expense for the nine months ended March 31, 2012 included interest on a contingent liability, partially offset by a gain recorded due to a reduction in the anticipated future consideration expected to be paid related to a previous acquisition.

Income Tax (Benefit) Expense

	Fiscal 2013		Fiscal 2012
(Amounts in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended March 31	$(0.9)	—	$0.8	12%
Nine months ended March 31	$0.9	12%	$2.4	11%

The income tax benefit for the three months ended March 31, 2013 resulted from the inclusion of research and development tax credits for fiscal 2013 and 2012 in the tax provision after the extension of the research and development tax credits as part of the American Taxpayer Relief Act of 2012 was signed into law during the third quarter of fiscal 2013. The income tax provision for the third quarter of fiscal 2013 also included U.S. federal, state and foreign taxes. Income tax expense for the nine months ended March 31, 2013 included the research and development tax credits and a tax benefit of $0.9 million to correct an error in recording deferred tax asset balances as of June 30, 2012 primarily related to fixed assets recorded in an acquisition. Income tax expense for the three and nine months ended March 31, 2012 included income taxes for state and foreign jurisdictions only. In the prior year for both the three and nine month periods ended March 31, 2012, a valuation allowance was in place on substantially all net deferred tax assets, including those in the United States, effectively eliminating U.S. federal tax expense. Substantially all of the valuation allowance against deferred tax assets was eliminated at the end of fiscal 2012.

TRANSACTIONS WITH SHAREHOLDER

Revenue from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.7 million and $5.0 million (11% and 13% of net revenue, respectively) for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, revenue from Canon amounted to $9.4 million and $14.0 million (9% and 11% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2013 and June 30, 2012, there were, in the aggregate, $1.9 million and $1.6 million, respectively, of trade accounts receivable from Canon.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Our principal source of liquidity is cash reserves and operating cash flows. In addition to operating cash flows, other significant factors that could affect our overall management of liquidity include: capital expenditures, customer credit requirements, investments in businesses and the availability of bank lines of credit.

At March 31, 2013, cash and cash equivalents were $79.9 million, a decrease of $4.2 million from $84.1 million at June 30, 2012. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities from continuing operations decreased period over period by $25.7 million to $5.4 million, due primarily to a decrease in net income, net of changes in deferred taxes, of $16.9 million and a decrease in cash flows from fiscal 2012 to fiscal 2013 attributable to increases in receivables. The receivable balance is essentially equivalent to the level at June 30, 2012.

Cash used for investing activities increased $5.9 million over the prior year period to $7.5 million, due primarily to the purchase of the noncontrolling interest of ZygoLOT for €2.5 million ($3.2 million) and an increase in additions to property, plant and equipment of $1.8 million.

Cash used for financing activities increased to $1.8 million from the prior year period cash provided by financing activities of $0.7 million. There was $1.8 million less funds generated from the exercise of employee stock options in fiscal 2013 compared with fiscal 2012.

The Company currently does not have lines of credit in place. In the future, if the need for debt or credit lines arises, there is no assurance that we would be able to secure such financing. We believe we have sufficient cash flows from operations and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended March 31, 2013. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission (the “2012 Annual Report”) for a discussion of our exposure to market risk.

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

We identified a material weakness as of June 30, 2012 related to inadequate design of processes, procedures and controls regarding our accounting for income taxes and, subsequently, concluded that our internal control over financial reporting was not effective at June 30, 2012. During the period since June 30, 2012, we have implemented, and are continuing to implement, additional controls in our financial reporting process, including adding control processes to aid in preparing the amounts related to certain tax assets and liabilities and the current and deferred income tax expense to ensure those amounts are recorded in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to prepare and assist in the review of our accounting for income taxes. Certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process have not had sufficient time to operate for our management to conclude that they are operating effectively at March 31, 2013.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended March 31, 2013), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed, and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended March 31, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K includes a listing of risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in risk factors, except for risks related to the integration of manufacturing facilities as described below, from those set forth in our 2012 Annual Report; however, the risks described in our 2012 Annual Report and below may not be the only risks facing the Company.

Integration of manufacturing facilities may entail certain operational risk.

We regularly review our manufacturing operations to maximize the effectiveness and cost benefit of those operations. As our business evolves, it becomes necessary to rationalize our manufacturing facilities requirements. Securing additional manufacturing facilities or integrating existing manufacturing facilities involve certain risks. These risks include substantial cash expenditures and capital expenditures, potentially in excess of budgeted amounts; difficulties in assimilating or moving existing operations; loss of orders or customers due to the failure to obtain all necessary permits and regulatory approvals, including those that may be required by our customers; diverting management’s attention away from other business concerns; and disruption of manufacturing schedules and forecasted revenue which could adversely affect our results of operations. We are in the process of transitioning our existing Tucson facility into a recently purchased facility in Tucson.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about stock repurchases during the quarter ended March 31, 2013 under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon the vesting of restricted stock awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2013 - January 31, 2013	6,126	$ 15.99	—	$ 5.0
February 1, 2013 - February 28, 2013	—	n/a	—	$ 5.0
March 1, 2013 - March 31, 2013	—	n/a	—	$ 5.0

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2013, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
23

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 10, 2013

25

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