Form 10-K
period 2013-06-30
ZYGO CORP
filed 2013-09-13
CIK 730716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2012, as reported by the NASDAQ National Market System, was $152,802,040. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

18,689,893 Shares of Common Stock, $.10 Par Value, at August 30, 2013

Documents incorporated by reference: Specified portions of the registrant’s Proxy Statement related to the registrant’s 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III (Items 10-14) of this Annual Report on Form 10-K to the extent stated herein.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” and “Zygo” refer to Zygo Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report regarding our financial performance, financial condition and operations and the business strategy, plans, anticipated revenues, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements include, without limitation, statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under “Risk Factors.” Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations and our growth strategy.

Any forward-looking statements included in this Annual Report speak only as of the date of this document. Zygo Corporation undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K, except as required by law.

PART I

Item 1. Business

OVERVIEW

Zygo Corporation (“Zygo,” “we,” “us,” “our,” or “Company”) designs, develops, and manufactures ultra-high precision measurement solutions and top-tier optical sub-systems and components for original equipment manufacturers (“OEM”) and end-user applications. We operate within two divisions. Our Metrology Solutions Division (also referred to herein as the “Metrology Solutions segment”) manufactures products to improve quality, increase productivity to improve our customers’ manufacturing yields, and decrease the overall cost of product development and manufacturing for high-technology companies. Our Optical Systems Division (also referred to herein as the “Optical Systems segment”) provides leading-edge product development and manufacturing services that leverage a variety of core technologies across semiconductor, defense, laser fusion research, life-sciences, and other industrial markets. The Metrology Solutions segment has manufacturing locations in Middlefield, Connecticut; Tucson, Arizona; Montreal, Canada; Shanghai, China, Germany and Tainan City, Taiwan. The Optical Systems segment has manufacturing locations in Middlefield, Connecticut; Tucson, Arizona; Costa Mesa, California; and Richmond, California.

We focus on markets around the world that are engaged in research and manufacture of high volume precision components used to support high technology applications in industries such as consumer electronics, automotive engineering, LED lighting, life-sciences, military and defense. We have expanded our geographic reach in recent years by continued investment in our joint venture in China and expansion of our office in Taiwan.

In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona and essentially completed the renovation of the building and moved into the new location in July 2013.

In July 2012, we purchased the noncontrolling interest of our German subsidiary.

During the second quarter of fiscal 2011, we completed a transaction with ASML US, Inc. (“ASML”) where we purchased substantially all the assets of ASML’s Richmond, California operation, including a 55,300 square-foot manufacturing facility. In addition, we hired key management and employees working at the former ASML Richmond facility and formed our Extreme Precision Optics group (“EPO”), which is included in our Optical Systems segment. With this acquisition, we considerably expanded and improved our optical manufacturing capabilities. EPO’s highly symbiotic capabilities that address new applications in semiconductor, defense and the life-sciences strengthened our leadership position in metrology, large flat optics production and electro-optical design and manufacturing.

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

Zygo metrology products provide precise measurements for quality control, process feedback and machine control. There are many applications in a variety of markets where precision and consistency are critical to the process or the enablement of advanced research and process development, including the automotive, consumer electronics, medical, defense/aerospace, materials research, optics, flat panel displays and semiconductor industries. The inherent precision, reliability and speed of Zygo’s metrology measurement technologies help to reduce cost of ownership, which is a significant factor for many users. Demand for our products is driven by advancement of next generation devices and technology, complex processing methods and tighter manufacturing tolerances across many industries.

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

Zygo is considered to be a world leader in optical interferometry with a portfolio of approximately 470 patents issued worldwide, many of which are related to the broad field of interferometry. While there are numerous practical applications for our instruments in a wide variety of industries, the inherent precision involved in using the wavelength of light as our “ruler” has historically required our instruments to be placed in well-controlled environments. Much of our recent development efforts have focused on technology enhancements that allow our systems to move from the stable laboratory to the production floor. This provides our customers with real-time process feedback to reduce scrap/defects and improve productivity and yields.

For example, the newest member of the VeriFire™ laser interferometer family, the QPZ, was developed to bring high precision large aperture metrology to the production floor. By combining high speed acquisition with patented technology, the QPZ eliminates the effects of typical shop floor vibration and enables high precision metrology next to process equipment.

The ZeGage-2D-3D optical profiler family is designed to provide non-contact nanometer-level surface height measurements without requiring additional vibration isolation. The ZeGage provides unique capabilities designed for the industrial market segment using a combination of scanning white light interferometry and patent pending scanning methods to provide performance that is competitively positioned against contact stylus instruments traditionally used in the industrial machine tool market. The instrument also utilizes ZeMaps™ software, and features a range of 2D and 3D surface parameters including form, step height and ISO/EN 25178 compliant surface roughness parameter standardization. The recently released motorized XY staging greatly expands the ZeGage profiler’s functionality by offering the ability to stitch adjacent images for evaluation over large areas/scan lengths. This product family is being marketed primarily to the industrial factory market, expanding the price range and customer base for the Zygo NewView™ line of products.

We also recently introduced the Mini™ Compact Production Interferometer. Developed specifically to meet the growing demands of high volume, small optic manufacturing, the Mini interferometer provides robust, quantitative optical surface metrology in a compact, industrial package. Traditionally, high volume optical manufacturing relied on qualitative, visual interpretation of surface quality. By combining patented and proprietary acquisition technology with a user-friendly touchscreen user interface, the Mini interferometer eliminates the subjectivity of visual inspection and brings true process control capability to the production floor.

Markets

Automotive Industry

The automotive industry continually strives to improve fuel economy and decrease environmental pollution to meet customer demand and adhere to government regulation. Improving both requires more efficient engines, and our measurement-based process control and yield-enhancement systems are used in the development and high-precision manufacture of some of those engine components.

NewView™ Series 3D Optical Profilers

Our high precision metrology equipment is well suited for some engine components, which are ground or lapped to tolerances of one-hundred billionths of a meter. Our patented Fourier Domain Analysis data acquisition system for the NewView optical profiler meets these high-precision measurement requirements.

ZeGage™ Optical Profiler

The ZeGage optical profiler addresses applications with the need to measure and visualize a wide variety of materials, including rubber, paper, metal, plastic and ceramics, further addressing the needs of the automotive market. We believe the ZeGage profiler price point has a broader appeal to first-time buyers of optical metrology.

Consumer Electronics

Consumer electronics, including tablets, smart phones, digital cameras, DVD and CD players, and optical computer drives, have significant optical content. Consumer electronics optics, which provide imaging and data storage, are manufactured in quantities in the hundreds of thousands to millions of components per year. These complex miniature optical systems require precise optical testing-from development to in-line process control, which our measurement-based process control and yield enhancement systems are designed to perform.

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

VeriFire™ Systems

The development of new optical systems for any application requires flexible and easy to use test equipment. The Zygo VeriFire systems are the latest products in our established product family that has improved optical testing and continues to evolve to meet changing requirements. Consumer electronics production applications for larger optics, greater than a 25 millimeter diameter, and research and development for any size application rely on these products for critical developmental data and process-control feedback in production. These products are widely used for Zygo’s MetroPro™ data analysis software and their configuration flexibility in hardware set ups.

Mini™ Compact Production Interferometer

The growing demands of high volume, small optic manufacturing require the need for production-floor measurement to be more timely and precise, eliminating the visual observation of surface quality. The Mini interferometer provides robust, quantitative optical surface metrology in a compact, industrial package designed for production floor use.

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

Precision Positioning Systems

The layers of circuit patterns must overlay each other to nanometer precision during the wafer lithography process. Photolithography systems, mask and reticle writers and yield improvement metrology tools rely on displacement- measuring interferometers to provide precise feedback to control the position of the silicon wafer. Our Metrology Solutions segment’s ZMI™ 7700 series precision positioning feedback systems are designed primarily for photolithography systems. They are also used in a broad range of semiconductor metrology and back-end process tools.

Printed Circuit Board Substrates

Printed circuit substrates interface integrated circuit flip chip packages to printed circuit boards. These substrates make the circuit connection via arrays of miniature solder bumps and balls, and Zygo manufactures several tools to measure these bump and ball arrays for process control and yield improvement. Several products serve this market, including the Nano™ CSP2000 and Nano2 ™ series, providing high-throughput, fully-automated 100% 2D/3D inspection of C4 bumps for chip scale packaging (CSPs) strips to support high-volume manufacturing and process yields.

Technology Development Projects

Photolithography scanners image the electronic circuit pattern through a precision projection lens. The optical performance of the lenses required for next-generation photolithography scanners often exceeds the capabilities of commercially available measurement systems. Our expertise in optical interferometer technology and the practical skills needed to apply this technology position us well to deliver custom solutions to leading photolithography equipment suppliers.

Optical Systems Segment

Zygo’s Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, defense/aerospace, life-sciences and research markets. Our optical components and systems are manufactured to high levels of precision and are intended to meet the demands of both internal and external customers. The primary value we bring to the market place is the ability to meet exacting specifications from our customers in a high volume production environment. Examples of our products include aspheric lenses, mirrors, objective assemblies, machined glass structures and windows used in applications ranging from semiconductor lithography to ophthalmic surgical devices to aerial reconnaissance. We provide products used across a broad spectral range including extreme ultra-violet (“EUV”), visible and mid-infrared that are fabricated from materials such as fused silica, sapphire, silicon, calcium fluoride and precision optical glasses. Representative programs and products include volume manufacturing of meter class laser fusion optics for the National Ignition Facility, development and manufacturing of high precision imaging lenses for military aerial reconnaissance and precision optics used in EUV semiconductor lithography equipment.

Markets

Defense/Aerospace

Defense and aerospace companies use optical technology in a broad range of applications that are often deemed mission critical and, therefore, have become a major component of military spending. Examples include tactical information gathering through the use of fixed wing and rotary aerial reconnaissance, fire-control systems used for targeting or threat detection and navigation systems necessary for all-weather combat readiness. We manufacture a variety of defense-related products, including lenses, windows, freeform optics and lens assemblies. These products have been integrated on several prominent platforms, including the Joint Strike fighter, Predator and Global Hawk drones, F/A-18C Distributed Mission Training system and the F16 Internal FLIR Targeting System. In addition to traditional defense applications, we are a leading manufacturer of meter class optical components used in high energy laser fusion development for the United States Department of Energy nuclear stockpile governance and a similar program for the French Atomic Energy Commission. We have become a major provider within this application space that consists of two of the largest optical programs ever created. We have also delivered electro-optical systems used in high resolution surveillance and protection of civilian targets, such as nuclear power reactors, airports and shipping ports.

Life-sciences

The life-sciences market continues to present a significant opportunity. Increased demand for high precision medical devices continues to be driven by an aging population and consumers’ desire to improve their quality of life. We address this demand with specialized design and assembly services tailored to producing high-precision research, diagnostic and surgical devices. Key application areas include ophthalmic, dental, diagnostics and DNA analysis. Product manufacturing strengths include high performance objectives used in laser delivery and fluorescent imaging systems, integration of full systems utilizing light sources, optics and detectors, and stand-alone medical devices built to customer specification. Examples of customer products include laser eye correction, cataract surgery and genomic analysis instruments. In addition, the group offers a variety of process control advantages considered critical to medical device customers. These include our ISO 13485:2003 and FDA registration as a medical-device manufacturer.

Semiconductor and Electronics

Semiconductor lithography demands, in many cases, the ultimate in optical manufacturing technology, a critical driver for meeting the industry demands of Moore’s law. With over 20 years of experience in extreme ultraviolet lithography and proceeding nodes, we routinely participate in the advancement and deployment of new lithographic platforms. As a supplier to the world’s leading semiconductor lithography companies and consortiums, we provide custom components and assemblies used in high precision stages, illumination optics and objectives. Our products are typically used in the manufacture of semiconductor chips for deployment in all types of computer-driven equipment. Zygo is currently developing and manufacturing EUV lithography optics for the fifth-generation micro-exposure tool (“MET-5”) at the State University of New York at Albany’s College of Nanoscale Science & Engineering’s (“CNSE”) Albany NanoTech Complex.

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

We require our sales representatives to have technical expertise and a thorough understanding of the businesses of our customers and our prospective customers. In a typical sale process, one of our representatives will provide a potential customer with information about our products, including specifications and performance data, as well as a product demonstration using samples for testing and demonstration provided by the customer. The sales cycle for our systems typically ranges from three to twelve months, but can be longer for complex systems or when our customers are evaluating new applications of our technology.

Our products are supported by a global service organization of factory-trained technicians and engineers, and generally backed by a standard twelve month warranty. We also offer service contracts for our products of one year or more in duration after expiration of any warranty.

Competition

We participate in markets that are highly dynamic and globally competitive across all our segments. Additionally, many of the markets for our products are subject to constant change, due largely to evolving customer needs. As we attempt to respond to this change, the competitive landscape as well as the specific strategies of competitors may change. Moreover, one or more of our competitors might achieve a technological advancement that could put us at a competitive disadvantage.

Although there are no firms that compete with us across our full range of product lines and services, we face competition in each business segment in domestic and foreign markets. Certain of our competitors have substantially greater resources than we do, or may be smaller regional producers with lower overhead costs and profit requirements, particularly in Asia. Our strategy is to offer technologically advanced products that are price competitive in our markets, and to link the product offerings with market knowledge and customer service. We believe this serves to differentiate our products in many markets. Due to the critical mass necessary to support our large installed base of systems, as well as the highly specialized nature of our products, competition can be more limited in our service business.

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

Our Metrology Solutions segment offers products that we believe are leaders in most of the markets served, including semiconductor, flat panel displays, precision machining, research and optics. A key strategy in this segment is to continue to develop and produce precise 3D surface metrology products that are technology leaders in the markets where they participate, particularly as the demand increases for more advanced application use, and where adoption and volume is continuously growing. On a regional basis, this segment participates in North America, Europe and Asia. It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies. Similar to our optical systems segment, this segment must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Optical Systems Segment

Our Optical Systems segment offers precision optical products and integrated electro-optical systems that serve the critical needs of the defense/aerospace, medical and semiconductor markets. We have a strong reputation and presence worldwide, particularly in North America and Europe. Our business also includes government contract and consulting work. We have multiple competitors across our served markets. We typically compete on price, delivery and technology, as well as quality and service. Our experience in design and manufacture of complex optical systems is a core competence, and we are committed to protecting our intellectual property and designs, particularly in regions where such laws are not as strictly enforced. We also strive to continuously differentiate our product offerings, to help avoid commoditization of certain products. Competitors include, but are not limited to, L-3 Tinsley, Exotic Electro-Optics, Sagem, JenOptik and Berliner Glas.

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

Through continual investment in research and development, we seek to expand our leadership position in metrology products and optical sub-systems. In order to remain as a market leader in our core market segments, Zygo works with our customers to address their current needs, as well as their evolving requirements, so that we remain designed into their products during the entire product lifecycle. In addition, as part of our development efforts, we focus on lowering the production costs of our products.

We hold approximately 470 active patents worldwide and have additional patent applications on file related to both business segments. The patents are of varying duration and provide some protection from competition. Although we vigorously defend our patents, we believe that our patents are most valuable when combined with our products, technology, competencies and customer-focused, value-added solutions. On occasion, we also engage in joint research and development projects with some of our customers and other parties. We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business. We believe that continued enhancement, development, and commercialization of new and existing products and systems are essential to maintaining and improving our position in the markets in which we operate.

Patents and Other Intellectual Property

Our success and ability to compete depend substantially on our technology. We have been developing a portfolio of intellectual property for over 40 years, and we rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect the proprietary rights for our products.

Since we introduced the first optical interferometer in 1972, we have had over 590 United States and foreign patents issued, of which approximately 470 are currently active. We also have approximately 120 United States and foreign patent applications pending. In addition, we have a number of registered and unregistered trademarks. While we rely on patent, copyright, trademark, and trade secret laws to protect our technology, we also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We do not expect the expiration in the near future of various of our active patents to have a material effect on our business.

BACKLOG AND BOOKINGS

Backlog at June 30, 2013 was $89.8 million, an increase of $21.8 million compared with $68.0 million at June 30, 2012, of which $44.6 million, or 50%, was in the Metrology Solutions segment and $45.2 million, or 50%, was in the Optical Systems segment. Bookings for the fiscal year ended June 30, 2013 were $172.3 million and consisted of $116.6 million, or 68%, in the Metrology Solutions segment and $55.7 million, or 32%, in the Optical Systems segment. We expect to fill all orders.

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

The following table sets forth the percentage of our total revenue by region (based on shipping destination, including sales delivered through distributors) during the past three years:

	Fiscal Year Ended June 30,
	2013	2012	2011
Americas	53%	54%	54%
Japan	18%	16%	21%
China	12%	13%	6%
Europe	12%	12%	12%
Pacific Rim	5%	5%	7%
Total	100%	100%	100%

Customer service is an essential part of our business, since product up-time is critical given its effect on our customers’ production efficiency. As of June 30, 2013, our global sales, customer support and service organization consisted of 89 people skilled in sales, marketing, optical and electronic component repair, software, application and system integration, diagnostics and problem-solving capabilities.

Manufacturing, Raw Materials and Sources of Supply

Our principal manufacturing activities are conducted at our facilities in Middlefield, Connecticut; Richmond, California; and Tucson, Arizona. We also perform manufacturing activities in our Costa Mesa, California; Canada; Taiwan; German; and China facilities.

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

Employees

At June 30, 2013, we employed 637 people worldwide of which 17 were temporary or independent contractors. We employed 302 in manufacturing, 149 in research and development, 89 in sales and marketing and 80 in management and administration. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as good to excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

Chris L. Koliopoulos - age 60 - Chairman, President and Chief Executive Officer

Dr. Koliopoulos joined our Company in January 2010 and serves as our Chairman, President and Chief Executive Officer. Previously he served as President and CEO of ADE Corporation from 2002 to 2006 and as a private investor, director and advisor to Zemetrics, Inc. from 2007 to 2010.

John P. Jordan - age 67 - Vice President, Chief Financial Officer and Treasurer

Mr. Jordan joined our Company in February 2011 and serves as our Vice President, Chief Financial Officer and Treasurer. Prior to joining Zygo, Mr. Jordan spent four years with Baldwin Technology Company, Inc., a manufacturer of accessories, controls and consumables for the printing industry, as Vice President, Chief Financial Officer and Treasurer.

John M. Stack - age 48 - President, Optical Systems Division

Mr. Stack joined our Company in November 2006 and has served as President of the Optical Systems Division since December 2006. Previously he spent 18 years with Edmund Optics Inc., a supplier of optics and optical components, where his most recent position was President and Chief Operating Officer from 2001 to 2006.

Anthony Allan - age 48 - Senior Vice President, Worldwide Operations

Mr. Allan has served as Senior Vice President, Worldwide Operations since February 2013. Prior to Joining Zygo, Mr. Allan served as Chief Operating Officer of Masimo Corporation, a medical technology manufacturer from 2010 to 2013. Prior to that, Mr. Allan had been Vice President - Global Business Units, Instrumentation and Medical Sector, with Jabil Inc., an electronic manufacturing services and solutions company from 1995 to 2010.

John A. Tomich - age 55 - Vice President, General Counsel and Secretary

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

David F. Basila - age 54 - Vice President, Business Development

Mr. Basila has served as Vice President of Business Development since February 2010. Previously he served as Vice President of ADE Corporation from 2002 to 2006, and as a private investor and director of Zemetrics, Inc. from 2007 to 2010.

William H. Bacon - age 63 - Vice President, Corporate Quality and Support Services

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

Michael M. Vehlies - age 52 - Corporate Controller

Mr. Vehlies has served as Corporate Controller since June 2002. Prior to joining Zygo, Mr. Vehlies served as the Chief Financial Officer for Gunther International, Ltd from 1998 to 2002.

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

We regularly review our manufacturing operations to maximize the effectiveness and cost benefit of those operations. As our business evolves, it becomes necessary to rationalize our manufacturing facilities requirements. Securing additional manufacturing facilities or integrating existing manufacturing facilities involve certain risks. These risks include substantial cash expenditures and capital expenditures, potentially in excess of budgeted amounts; difficulties in assimilating or moving existing operations; loss of orders or customers due to the failure to obtain all necessary permits and regulatory approvals, including those that may be required by our customers; diverting management’s attention away from other business concerns; and disruption of manufacturing schedules and forecasted revenue which could adversely affect our results of operations. We are in the process of transitioning our existing Tucson operations into a recently purchased facility in Tucson.

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

Zygo is dependent on the semiconductor industry which, as a whole, is volatile.

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

Zygo could suffer significant business interruptions.

Our customers, suppliers and operations may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected.

Zygo is subject to environmental laws and regulations and may have liabilities arising from environmental matters.

Zygo is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with applicable regulations could subject us to future liabilities or the suspension of production. We are aware of certain levels of contamination on our property which is below reportable levels. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We are unable to determine or reasonably estimate the amount of cost, if any, that we might incur or for which we may potentially be responsible to remediate the situation or for damages which may have resulted or result from the situation. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.

Zygo is subject to changes in senior management that could affect the operation of the Company.

Unforeseen or anticipated changes in senior management could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management.

Zygo has been dependent on sales to two large customers; the loss of or a reduction in bookings from these customers would materially affect our revenue and profitability.

During fiscal 2013, 2012 and 2011, sales to Canon Inc., one of our largest customers in each of those periods, accounted for 9%, 10%, and 13% of our net revenues, respectively. We expect that sales to Canon will continue to represent a significant percentage of our net revenues for the near future. Canon is an original investor in our Company, the owner at June 30, 2013 of approximately 7% of outstanding shares of our common stock, and is a distributor of certain of our products in the Japanese market. During fiscal 2013, sales to another large customer accounted for 9% of our net revenues. A reduction or delay in orders from these customers, including reductions or delays due to market, economic, or competitive conditions in the industries which we or our customer serve, could have a material adverse effect upon our results of operations. Our customers, including these two customers, generally do not enter into long-term agreements obligating them to purchase our products.

Our substantial international revenues are subject to risk.

Zygo sells products internationally, primarily to customers in Japan, China and Europe. Net revenue from customers outside the United States accounted for approximately 47% of our net revenue in fiscal 2013 and 46% of our net revenue in each of the fiscal years ended June 30, 2012 and 2011 and are expected to continue to account for a substantial percentage of our net revenue.

International revenue and foreign operations are subject to inherent risks. These risks include the economic conditions in various foreign countries and their trading partners, political instability, longer payment cycles, potential difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses, staffing and managing foreign operations, exposure to currency exchange fluctuations, transportation delays and potentially adverse tax consequences.

Our revenue and costs are negotiated and paid primarily in U.S. dollars. However, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive to the extent locally produced alternative products are available. Such conditions could negatively affect international revenues of our products and foreign operations, as would changes in the general economic conditions in those markets. Revenues that are recorded in local currency are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs. For fiscal 2013, approximately 24% of our revenues were denominated in foreign currencies. We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. In some cases, we design hedges such that they qualify for hedge accounting treatment. These contracts are entered into for periods consistent with the currency transaction exposures, generally three to fifteen months. Any gains and losses on the fair value of these contracts are expected to be largely offset by gains and losses on the underlying transactions unless they are qualify for hedge accounting treatment in which case the change in fair value will be charged to accumulated other comprehensive income. There can be no assurance that risks inherent in international revenues and foreign operations will not have a material adverse effect on our results of operations in the future.

Zygo may have additional tax liabilities.

Zygo is subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In recent years we recorded a valuation allowance on substantially all of our deferred tax assets, including federal net operating loss carryforwards in the United States. We no longer record a valuation allowance against the federal net operating loss carryforwards and substantially all of the deferred tax assets in the United States. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related tax liabilities could be materially different from our income tax provisions and accruals. The results of audits could have a material effect on our financial statements in the period or periods for which that determination is made. In previous years, we incorrectly recorded deferred tax asset balances. Tax planning strategies could be affected if our deferred tax assets or income tax provisions are misstated.

Zygo earns a significant amount of operating income from outside the United States, and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. A change in the mix of product sold into various jurisdictions or a change in the revenue or profit from foreign jurisdictions could have an adverse effect on the Company’s effective tax rate. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Acquisitions may entail certain operational and financial risks.

Our growth strategy includes expanding our products and services, and we may seek acquisitions or make internal investments to strategically expand our business. We regularly review potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures. In addition, we may spend considerable effort and resources to review potential acquisition candidates, which we may elect not to pursue, or we may not actually consummate the transaction.

We cannot provide assurance that any acquisition, including the acquisitions of Zemetrics, Solvision, Inc. and the assets of the ASML Inc. Richmond, California operation will result in long-term benefits to us, or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business or of a line of business to which we devote internal resources and funding. We have previously disposed of or divested several companies or lines of business that previously were acquired by us or in which we internally invested at a significant net loss to us.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Our results for one quarter should not be relied upon as an indication of our future performance. In future periods, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease. Current conditions in the domestic and global economies are uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the markets we serve, including the semiconductor capital equipment, industrial, bio-medical and scientific markets. Because various components of our budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses more difficult to make.

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

Our lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which may cause us to have excess manufacturing capacity or inventory and negatively affect our operating results. As is typical in the industry, our customers generally expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to twelve months, but it can be longer for complex systems sales. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchasing activity.

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

Zygo is exposed to significant delays and additional costs if we do not receive adequate or timely supplies of raw materials and other supplies upon which we depend.

Zygo is dependent on suppliers for raw materials and various electrical, mechanical and optical supplies. Although we enter into purchase orders with our suppliers either directly or through our contract manufacturers based on our forecasts, we do not have any guaranteed supply arrangements with these suppliers. Moreover, as our demand for supplies increases, we may not be able to obtain these supplies in a timely manner. If any relationship with a key supplier is terminated or if a supplier fails or is unable to provide reliable services or equipment and we are unable to reach suitable alternative solutions quickly, we may experience significant delays and additional costs in the manufacture of our products. If our key suppliers cease manufacturing the supplies we require, if their manufacturing operations are interrupted for any significant period of time, or if they are unable or unwilling to supply us for any other reason, including capacity constraints, then we may be at least temporarily unable to obtain these supplies, thus exposing us to significant delays and additional costs. Currently there are only a limited number of companies that are capable of supplying optical materials in the quantity and of the quality we require. Although we seek to reduce our dependence on limited source suppliers, we may not have qualified a second source for some of these products, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and damage customer relationships.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

Item 2. Properties

We own our principal manufacturing facility and corporate headquarters, which is located on Laurel Brook Road in Middlefield, Connecticut. This facility consists of one 153,500 square-foot building on approximately 13 acres. In addition we own a 55,300 square-foot manufacturing facility, acquired as part of the ASML Richmond asset acquisition in fiscal 2011. In May 2012, we purchased a 110,020 square-foot facility in Tucson, Arizona, which will function as the manufacturing site for our Tucson operation. The following table sets forth information with respect to our facilities which are used by both of our operating segments, except as identified otherwise below:

	Square Footage		Owned / Leased
Operation/Location	Manufacturing	Total	Expiration Date
Corporate Headquarters, Eastern Regional Sales Office and Metrology and Optics Manufacturing
Middlefield, Connecticut	96,049	153,500	Owned

Zygo Extreme Precision Optics Group
Richmond, California	44,274	55,300	Owned
Richmond, California	0	13,230	Leased - 07/31/15

Zygo - Optical Systems
Tucson, Arizona	25,300	110,020	Owned
Tucson, Arizona - (1)	14,560	22,560	Leased - 10/31/13

Zygo-Texas
Texas Office	0	519	Leased - 09/30/14

Zygo-Massachusetts
Massachusetts Office	0	400	Leased - 06/30/15

Zygo Lamda
China	3,552	12,206	Leased - 09/16/15
China	1,292	1,292	Leased - 06/30/13

Zygo Canada, Inc.
Canada	3,000	7,026	Leased - 07/31/16

Zygo - Optical Systems
Costa Mesa, California	6,500	13,714	Leased - 04/30/14

Western Regional Sales Office and R&D Center
Santa Clara, California	0	4,000	Leased - 06/30/16

Zygo - Laser Technology Metrology (R&D)
Watsonville, California	0	1,452	Leased - 03/31/14

Zygo PTE Ltd
Singapore	0	2,174	Leased - 12/31/15

Zygo Taiwan
Sales and Service Office - Taiwan Branch	0	992	Leased - 04/30/14
Taiwan Co., Ltd	0	18,937	Leased - 04/30/14

ZygoLOT
Germany	0	3,702	Leased - 10/01/13

Zygo KK
Japan	0	1,705	Leased - 08/01/15
Demo Room	0	500	Leased - 03/31/15

Total	194,527	423,229

(1) We plan to move this operation into the new Tucson location during fiscal 2014. Current lease will terminate in accordance with lease agreements with no penalty.

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

Item 4. Mine Safety Disclosures

N/A.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ National Market System under the symbol ZIGO. The following table provides information about the high and low sales prices of the Company’s common stock by quarter for fiscal 2013 and 2012.

	Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012
	High	Low	High	Low
First quarter	$20.00	$17.03	$14.20	$9.54
Second quarter	$19.02	$13.14	$18.42	$10.68
Third quarter	$16.80	$14.15	$20.06	$16.36
Fourth quarter	$16.92	$13.36	$20.15	$15.39

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The number of record holders of our common stock at August 30, 2013 was 388. The closing price for our stock price as of June 28, 2013 was $15.84.

We have never declared or paid a cash dividend on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. As of June 30, 2012, we repurchased outstanding common shares having an aggregate market value of $20.0 million (determined at the time of their respective repurchases). Repurchases may occur from time to time as market conditions warrant through transactions in the open market. The share repurchases are effected pursuant to a plan in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. There were no repurchases under this stock trading plan in fiscal 2013, 2012 or 2011.

We also at times grant restricted stock awards. These awards generally allow recipients to sell a portion of the stock award back to us, in order to cover tax liabilities resulting from the vesting of the award.

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in each quarter of fiscal 2013 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Aproximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2012 - September 30, 2012	56,677	$18.84	—	$5.0
October 1, 2012 - December 31, 2012	201	$16.60	—	$5.0
January 1, 2013 - March 31, 2013	6,126	$15.99	—	$5.0
April 1, 2013 - June 30, 2013	2,858	$15.74	—	$5.0
18

Common stock repurchases under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon vesting in the fourth quarter of fiscal year 2013 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2013 - April 30, 2013	—	—	—	$5.0
May 1, 2013 - May 31, 2013	—	—	—	$5.0
June 1, 2013 - June 30, 2013	2,858	$15.74	—	$5.0

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

The graph below compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Composite and (ii) a group of peer companies weighted to reflect differing market capitalizations. Companies in the peer group are GSI Group Inc., Nanometrics, Inc., Rudolph Technologies, Inc., II-VI, Incorporated, Electro Scientific Industries, Inc., Faro Technologies, Inc., Cognex Corp., FEI Co. and Ultratech, Inc. The peer group consists of issuers selected primarily based on market capitalization and the markets they serve.

	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12	06/30/13
ZYGO CORPORATION	100.00	47.41	82.50	144.97	195.83	173.66
NASDAQ COMPOSITE	100.00	80.88	93.94	124.67	133.46	157.27
PEER GROUP	100.00	68.92	84.26	155.29	141.24	172.69

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(Amounts in thousands, except per share, number of employees, percentages and ratio amounts)

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
Net revenue	$149,395	$166,837	$150,126	$101,330	$114,734
Gross profit	65,691	81,710	70,793	41,969	32,433
Gross margin	44%	49%	47%	41%	28%

Net income (loss) from continuing operations	8,980	45,071	20,592	(2,668)	(61,210)
Net income (loss) from discontinued operations, net of tax	—	—	91	(2,669)	(4,059)
Net income (loss) including noncontrolling interest(s)	8,980	45,071	20,683	(5,337)	(65,269)
Less: Net income attributable to noncontrolling interest(s)	1,129	2,053	1,604	957	795
Net income (loss) attributable to Zygo Corporation	$7,851	$43,018	$19,079	$(6,294)	$(66,064)
% of net revenue	5%	26%	13%	-6%	-58%

Net income (loss) from continuing operations attributable to Zygo Corporation	$7,851	$43,018	$18,988	$(3,625)	$(62,005)
% of net revenue	5%	26%	13%	-4%	-54%

Basic - Net earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$0.43	$2.39	$1.08	($0.21)	($3.68)
Discontinued operations	—	—	—	(0.16)	(0.24)
Net earnings (loss) per share	$0.43	$2.39	$1.08	($0.37)	($3.92)

Diluted - Net earnings (loss) per share attributable to Zygo Corporation:
Continuing operations	$0.41	$2.30	$1.05	($0.21)	($3.68)
Discontinued operations	—	—	—	(0.16)	(0.24)
Net earnings (loss) per share	$0.41	$2.30	$1.05	($0.37)	($3.92)

Weighted average number of shares:
Basic	18,454	18,014	17,639	17,183	16,843
Diluted	19,106	18,711	18,140	17,183	16,843

Research, development and engineering	$18,697	$16,501	$14,990	$14,284	$23,234
Capital expenditures	$5,893	$8,542	$1,522	$1,441	$4,255
Depreciation and amortization	$5,626	$5,720	$6,431	$6,125	$7,960

	June 30,
	2013	2012	2011	2010	2009
Working capital	$136,998	$127,697	$95,201	$72,485	$69,742
Current ratio	6.1	5.4	4.5	4.2	4.3
Total assets	$218,220	$210,021	$159,604	$125,165	$124,099
Stockholders’ equity	$183,841	$173,625	$124,720	$98,403	$98,583
Price-earnings ratio	39	8	13	—	—
Number of employees at year-end	637	609	537	454	484
Revenue per employee – average	$235	$274	$280	$223	$237
Book value per share	$9.92	$9.52	$7.02	$5.63	$5.83
Market price per share at year-end	$15.84	$17.86	$13.22	$8.11	$4.66
20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures at the date of our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, share-based compensation, warranty obligations, self-insured healthcare claims, income taxes, discontinued operations, contract revenue, economic hedges and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, discontinued operations, inventory valuation, valuation of marketable securities, share-based compensation, warranty costs, self-insured health insurance costs, accounting for income taxes, contract revenue and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenue should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. During fiscal 2013, changes in estimates under the percentage of completeness method were not material. Revenue recognized in excess of billings is included in revenue recognized in excess of billings on uncompleted contracts in the consolidated balance sheet. Billings in excess of costs and earnings would be included in billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement
•	Both the Company and the customer are expected to satisfy all contractual obligations and
•	Reasonably reliable estimates of total revenue, total cost and the progress toward completion can be made.
21

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit from the customer before a shipment is made. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Discontinued Operations

The Company classifies operations as discontinued when the operations have either ceased, or are expected to be disposed of in a sale transaction in the near term and the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon consummation of the expected sale transaction and the Company will not have any significant continuing involvement in the discontinued operations. Authoritative guidance related to the impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost to sell long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; discount rate; excess working capital levels; property values; and the anticipated costs involved in the selling process. As more fully described in Note 21, “Discontinued Operations”, of our audited consolidated financial statements included in this Annual Report on Form 10-K, we discontinued the Singapore IC packaging operations of our vision systems product line, which was included in our Metrology Solutions segment, in September 2009.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process and finished goods. Obsolete inventory or inventory in excess of management’s estimated future usage, over a reasonable period of time, is written down to its estimated market value, if less than its cost. Contracts with fixed prices are evaluated to determine if estimated total costs will exceed revenue. A loss provision is recorded when the judgment is made that actual costs incurred plus estimated costs remaining to be incurred based on management’s estimates will exceed total revenue from the contract. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for our products and technological obsolescence. Management estimates future product sales and service requirements and evaluates technological changes and other possible uses to determine if inventory is excess or obsolete. If actual market conditions are different than those projected by management, additional inventory adjustments affecting earnings may be required.

Other-Than-Temporary Impairment of Marketable Securities

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

Share-Based Compensation

We calculate share-based compensation expense in accordance with authoritative guidance pertaining to share-based payments using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate and dividend yield. The determination of these assumptions is based on history and future expectations and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants identical to those of prior years may vary significantly from the fair value of previously issued option grants.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis and operating loss and tax credit carryforwards. We must assess the likelihood that any deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In fiscal 2009, management determined that it was more likely than not that we would not be able to realize our deferred tax assets in the future, and an adjustment to record a full valuation allowance was charged to income tax expense. In fiscal 2012, the Company reversed a substantial amount of the valuation allowance based on the cumulative earnings for the last three years and future projected income. Our effective tax rate may vary from period to period based on changes in pre-tax income among jurisdictions that have higher or lower tax rates, changes to federal, state, or foreign tax laws and deductibility of certain costs and expenses by jurisdiction.

Economic Hedges

We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. In some cases, we design hedges such that they qualify for hedge accounting treatment. Contracts are entered into for periods consistent with the currency transaction exposures, generally three to fifteen months. Any gains and losses on the fair value of the contracts are expected to be largely offset by gains and losses in the same period on the underlying transactions unless they qualify for hedge accounting treatment, in which case the change in fair value would be charged to accumulated other comprehensive income.

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

Adoption of New Accounting Guidance

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. The effective date for ASU No. 2013-02 for Zygo is the first quarter of fiscal year 2014 with early adoption allowed. We have decided to adopt this accounting guidance as of June 30, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Our net earnings in fiscal 2013 were $0.41 per diluted share compared with $2.30 per diluted share in fiscal 2012. The results in fiscal 2012, benefited from the reversal of a valuation allowance on our deferred tax assets of $1.01 per diluted share. Net earnings in fiscal 2011 of $1.05 per diluted share included a gain on acquisition of $0.11 per diluted share.

Our effective tax rate increased as a result of the reversal of the valuation allowance on deferred tax assets in the fourth quarter of fiscal 2012. Previous years’ results benefitted from the offset effect of reversing valuation allowance against tax provision, essentially eliminating U.S. Federal income tax expense. The valuation allowance against U.S.-based deferred tax assets was eliminated at the end of fiscal 2012 due to improved operating performance and improved business outlook. Current year results reflect tax expense at the full effective tax rate, modified by amounts recorded to adjust prior period deferred tax asset balances as components of the fiscal 2013 year tax provision, as well as the inclusion of research and development credits in the third quarter of fiscal 2013 after passage of legislation in January 2013 extending the credit.

At the beginning of fiscal 2013, we purchased the remaining 40% in the ZygoLOT GmbH joint venture (“ZygoLOT”) for €2.5 million. For fiscal 2013 100% of the income from ZygoLOT was included in our consolidated statements of operations. Net Income per diluted share increased by $0.05 related to the increase in ownership percentage in ZygoLOT in fiscal 2013.

Our backlog at June 30, 2013 was $89.8 million, compared with $68.0 million at June 30, 2012. Net bookings for fiscal 2013 were $172.3 million compared with $172.8 million in fiscal 2012 with the Metrology Solutions segment accounting for 68% of the bookings received and the Optical Systems segment accounting for the remaining 32%.

Results of Operations

Fiscal 2013 Compared with Fiscal 2012

Net Revenue by Segment

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Metrology Solutions	$93.6	63%	$106.2	64%
Optical Systems	55.8	37%	60.6	36%
Total	$149.4	100%	$166.8	100%

Revenue for fiscal 2013 decreased 10% compared with the prior year period, reflecting decreases in the Metrology Solutions segment revenue of 12% and decreases in Optical Systems segment revenue of 8%. The decrease in the Metrology Solutions segment revenue was primarily due to volume decreases in instruments products of $8.2 million and volume decreases in semiconductor-related lithography revenue of $2.9 million, attributable to reduced capital spending across a number of industries, including automotive and semiconductor. The decrease in the Optical Systems segment revenue was primarily due to decreases in Optical components of $3.0 million and in contract manufacturing of $2.0 million.

We experienced revenue decreases across all of our geographical regions with the exception of the Japan region. The Americas region declined $10.8 million and the China region decreased $4.6 million, primarily due to volume decreases across most product lines.

No customer accounted for over 10% of revenue for the fiscal year ended June 30, 2013. Revenue from two customers individually accounted for 11% and 10% of the net revenue for the fiscal year ended June 30, 2012. Revenue from these customers was included in both of our segments.

Revenue denominated in U.S. dollars for fiscal 2013 and 2012 was 76% and 81% of total net revenue, respectively. The balance of revenue was denominated primarily in Euro, Yen and Yuan. Revenue based in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue of our products in these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012

	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Metrology Solutions	$50.6	54%	$61.5	58%
Optical Systems	15.1	27%	20.2	33%
Total	$65.7	44%	$81.7	49%

Gross margin for fiscal 2013 was 44%, which represents a decrease of five percentage points from the comparable prior year period. Within the Metrology Solutions segment, gross margin decreased to 54% for the fiscal year ended June 30, 2013 compared with the prior year comparable period of 58%, primarily due to a decrease in volume of high margin custom systems within the instruments business and the negative effect of lower volumes on labor and overhead absorption.

Within the Optical Systems segment, the gross margin decreased to 27% for the fiscal year ended June 30, 2013 compared with 33% in the comparable prior year period. The Optical Systems segment gross margin decrease was primarily due to product mix related to a large order with lower gross margins, a decrease in labor and overhead absorption on lower overall volumes and a one-time loss provision on a specific project.

Selling, General and Administrative Expenses (“SG&A”)

Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
		Percentage of		Percentage of
	Amount	Net Revenue	Amount	Net Revenue

	$34.9	23%	$35.5	21%

SG&A decreased in fiscal 2013 by $0.6 million from the comparable prior year period. The decrease was primarily due to a reduction in performance-based compensation expense, which decreased SG&A by $2.4 million, and lower external commissions, partially offset by increased employee costs and benefits. The increase in SG&A as a percentage of revenue was due to lower revenue in fiscal 2013.

Research, Development and Engineering Expenses (“RD&E”)

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

	$18.7	13%	$16.5	10%

RD&E expense increased in fiscal 2013 by $2.2 million compared with the prior year period. The increase was primarily due to spending on several development projects in our instruments and lithography product lines and in our Extreme Precision Optics Group (“EPO”). RD&E spending as a percentage of net revenue increased to 13% for fiscal 2013 from 10% in fiscal 2012 due to increased spending and lower revenue in fiscal 2013.

Other Income (Expense)

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

	$(0.2)	—	$(0.5)	—

Other income (expense) for fiscal 2013 was ($0.2) million for fiscal 2013 compared with other expense of ($0.5) million in fiscal 2012. The $0.3 million dollar decrease primarily related to net foreign exchange realized and unrealized losses.

Income Tax Expense (Benefit)

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
	Amount	Tax Rate Percentage	Amount	Tax Rate Percentage

	$2.9	24%	$(15.8)	54%

Income tax expense in fiscal 2013 was based on United States federal and state income tax and income taxes in foreign locations. Income tax expense in fiscal 2013 benefited from the inclusion of research and development tax credits as part of the American Taxpayer Relief Act of 2012 signed into law during the third quarter of fiscal 2013. Fiscal 2013 was also benefitted by $0.9 million to correct deferred tax asset balances as of June 30, 2012.

In fiscal 2012, we recognized a tax benefit of $18.9 million from the reversal of substantially all of the valuation allowance on our net United States-based deferred tax assets. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income in future periods. Through fiscal 2011, a predominant portion of the Company’s net deferred tax assets were reserved due to the uncertainty of realization through future earnings. In fiscal 2012, the Company determined that based upon all available evidence, positive and negative, including the Company’s taxable income over the past three fiscal years and expected future profitability, substantially all of its United States-based deferred tax assets were more likely than not to be realized through future earnings.

Net Earnings from Continuing Operations Attributable To Zygo Corporation

	Year Ended
(Dollars in millions)	June 30, 2013		June 30, 2012
	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

	$7.9	5%	$43.0	26%

Net earnings from continuing operations attributable to Zygo Corporation in fiscal 2013 was $7.9 million compared with $43.0 million in the prior year. Net earnings from continuing operations attributable to Zygo Corporation per diluted share was $0.41 for fiscal 2013, compared with $2.30 per diluted share for fiscal 2012. The net earnings in fiscal 2013 included a tax benefit of $0.9 million to correct deferred tax asset balances as of June 30, 2012 primarily related to fixed assets recorded in an acquisition. The net earnings in fiscal 2012 included an income tax benefit of $18.9 million, or $1.01 per diluted share, related to the reversal of valuation allowances on our deferred tax assets and charges related to a terminated acquisition effort, net of tax, of $0.7 million, or $0.04 per diluted share. At the beginning of fiscal 2013, we purchased the remaining 40% in the ZygoLOT GmbH joint venture (“ZygoLot”) for €2.5 million euros. For fiscal 2013 we included 100% of the income from ZygoLOT in our consolidated statements of operations. Net Income per diluted share increased by $0.05 related to the increase in ownership percentage in ZygoLot in fiscal 2013.

Backlog

Backlog at June 30, 2013 was $89.8 million, an increase of $21.8 million from June 30, 2012. The year-end fiscal 2013 backlog consisted of $45.2 million, or 50%, in the Optical Systems segment and $44.6 million, or 50%, in the Metrology Solutions segment. Bookings for fiscal 2013 totaled $172.3 million. Bookings by segment for fiscal 2013 consisted of $116.6 million, or 68%, in the Metrology Solutions segment and $55.7 million, or 32%, in the Optical Systems segment.

Fiscal 2012 Compared with Fiscal 2011

Net Revenue by Segment

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Metrology Solutions	$106.2	64%	$92.9	62%
Optical Systems	60.6	36%	57.2	38%
Total	$166.8	100%	$150.1	100%

Revenue for fiscal 2012 increased 11% compared with the prior year period, reflecting increases in the Metrology Solutions segment revenue of 14% and the increase in Optical Systems segment revenue of 6%. The increase in the Metrology Solutions segment revenue was primarily due to volume increases in instruments of $16.0 million partially offset by volume decreases in lithography revenue of $4.1 million. We generated revenue increases across all of our regions with the exception of the Japan region. The China region contributed $9.5 million to the increase, primarily due to a number of large custom systems delivered, and the Americas region contributed $6.9 million to the increased instruments net revenue on a year over year basis. The decrease in lithography stage metrology revenue, which affected the Japan region, is attributable to the decline in semiconductor capital market expenditures.

The increase in the Optical Systems segment revenue was primarily due to an increase of $9.4 million of revenue from our EPO group. This increase in revenue was primarily due to a full year of operation for EPO, which included $5.6 million revenue from a large multi-year project received in fiscal 2012. This increase was partially offset by a $4.3 million decrease in contract manufacturing associated with the completion in fiscal 2011 of a large order and volume decreases in laser and optical components of $1.7 million.

Revenue from two customers individually accounted for 11% and 10% of the net revenue for the fiscal year ended June 30, 2012. Revenue from one of these customers accounted for 13% of the net revenue for the fiscal year ended June 30, 2011. Revenue from these customers was included in both of our segments.

Revenue denominated in U.S. dollars for fiscal 2012 and 2011 was 81% and 77% of total net revenue, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenue based in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue of our products in these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011

	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Metrology Solutions	$61.5	58%	$50.9	55%
Optical Systems	20.2	33%	19.9	35%
Total	$81.7	49%	$70.8	47%

Gross margin for fiscal 2012 was 49%, which represents an increase of two percentage points from the comparable prior year period. Within the Metrology Solutions segment, gross margin increased to 58% for the twelve months ended June 30, 2012, compared with the prior year comparable period of 55%, due to increased volume and favorable product mix within the instruments business resulting primarily from shipment of a number of large custom systems during fiscal 2012.

Within the Optical Systems segment, the gross margin decreased to 33% for the twelve months ended June 30, 2012, compared with 35% in the comparable prior year period. The Optical Systems segment gross margin decrease for the twelve months ended June 30, 2012 was primarily due to product mix and, to a lesser extent, increased factory costs associated with the current volume and major contract awards.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$35.5	21%	$34.7	23%

SG&A increased in fiscal 2012 by $0.8 million from the comparable prior year period. The increase was primarily due to employee compensation expenses related to increased headcount, which accounted for $1.3 million, terminated acquisition costs of $0.8 million, increases in certain employee benefits of $0.7 million, and increased selling and commission expenses of $0.6 million, partially offset by a decrease in employee benefit costs related to performance-based compensation programs and a decrease in year-over-year acquisition costs. The decrease in SG&A as a percentage of revenue was due to management’s continuing efforts to control expenses over a significant increase in the revenue base.

Research, Development and Engineering Expenses (“RD&E”)

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$16.5	10%	$15.0	10%

RD&E expense increased in fiscal 2012 by $1.5 million compared with the prior year period. The increase was primarily due to spending in several development projects in our lithography product line and EPO group. Overall, spending as a percentage of net revenue was unchanged at 10% for fiscal 2012 and 2011.

Other Income (Expense)

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues

	$(0.5)	—	$0.8	—

Other income (expense) for fiscal 2012 was ($0.5) million for fiscal 2012 compared to income of $0.8 million in fiscal 2011. The $1.3 million dollar difference related primarily to the gain on acquisition recorded in fiscal 2011 on the purchase of substantially all the assets of ASML’s Richmond, California operation and the amortization of the future consideration associated with the acquisition and unrealized losses on marketable securities related to the deferred compensation program in fiscal 2012.

Income Tax Expense (Benefit)

	Year Ended
(Dollars in millions)	June 30, 2012		June 30, 2011
	Amount	Tax Rate Percentage	Amount	Tax Rate Percentage

	$(15.8)	54%	$1.3	6%

In fiscal 2012, we recognized a tax benefit of $18.9 million from the reversal of substantially all of the valuation allowance on our net deferred tax assets. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income in future periods. Through fiscal 2011, a predominant portion of the Company’s net deferred tax assets were reserved due to the uncertainty of realization. In fiscal 2012, the Company determined that based upon all available evidence, positive and negative, including the Company’s taxable income over the past three fiscal years and expected future profitability, substantially all of its deferred tax assets were more likely than not to be realized through future earnings.

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

Net earnings in fiscal 2012 also included the effects of the restoration of an employee 401k-match program of $0.7 million.

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

TRANSACTIONS WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2013, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively “Canon”), were $13.5 million (9% of net revenue), $16.8 million (10% of net revenue) and $19.7 million (13% of net revenue), for the years ended June 30, 2013, 2012 and 2011, respectively. Substantially all of these revenues occurred in the Metrology segment. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At June 30, 2013 and 2012, there were, in the aggregate, $1.8 million and $1.6 million, respectively, of trade accounts receivable from Canon.

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

Fiscal 2013 Compared with Fiscal 2012

At June 30, 2013, cash and cash equivalents were $83.1 million, a decrease of $1.0 million from $84.1 million at June 30, 2012, of which $16.3 million is located in foreign jurisdictions subject to repatriation restrictions. As of June 30, 2013, we have less than $0.1 million standby letters of credit outstanding. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments, expiring at varying dates through January 2014. The cash equivalents balance in our money market account, which is invested primarily in U.S. government securities, was $23.7 million as of June 30, 2013. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities from continuing operations for the fiscal year ended June 30, 2013 was $9.9 million compared with $32.1 million in fiscal 2012. Cash flow provided by operating activities in fiscal 2013 was primarily due to net earnings, excluding non-cash expenses, and an increase in net billings in excess of revenue recognized on uncompleted contracts, partially offset by changes in accounts payable, accrued expenses and taxes payable; inventories; prepaid expenses, prepaid taxes and other current assets; and receivables. Cash provided by operating activities from continuing operations for the year ended June 30, 2012 of $32.1 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by changes in deferred income taxes; prepaid expenses, prepaid taxes and other current assets; and accounts payable, accrued expenses and taxes payable.

Cash used for investing activities for the fiscal year ended June 30, 2013 increased by $1.6 million compared with the prior year period. In fiscal 2013, we used cash of $3.2 million (€2.5 million) to purchase the noncontrolling interest of ZygoLOT, and $5.9 million to purchase property, plant and equipment. In fiscal 2012, we purchased $8.5 million of property, plant and equipment, which included $4.0 million for the purchase of a manufacturing building in Tucson, Arizona.

Cash used for financing activities for the fiscal year ended June 30, 2013 of $1.7 million was primarily due to dividend payments of $1.7 million to noncontrolling interests. Cash provided by financing activities for the year ended June 30, 2012 of $1.0 million was primarily due to the receipt of proceeds from stock option exercises of $3.6 million, partially offset by dividend payments of $2.2 million to noncontrolling interests.

We currently have no debt or lines of credit. In the future, if the need for debt or credit lines arose, there is no assurance that we would be able to secure such financing. We believe we have sufficient operating flexibility and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

Fiscal 2012 Compared with Fiscal 2011

At June 30, 2012, cash and cash equivalents were $84.1 million, an increase of $24.1 million from $60.0 million at June 30, 2011, of which $15.3 million was located in foreign jurisdictions subject to repatriation restrictions. As of June 30, 2012, $1.3 million of standby letters of credit were outstanding. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments. These letters of credit are expected to expire at varying dates through October 2012. The cash equivalents balance in our money market account invested primarily in U.S. government securities, was $19.9 million as of June 30, 2012. We do not believe there is any risk to liquidity in the money market account, nor were there any limits on redemptions.

Cash flow provided by operating activities from continuing operations for the year ended June 30, 2012 of $32.1 million was primarily due to an increase in net earnings, excluding non-cash items, partially offset by changes in deferred income taxes, prepaid expenses and other current assets, and accounts payable, accrued expenses and taxes payable.

Cash flow used for investing activities for the year ended June 30, 2012 decreased by $1.8 million compared with the prior year period. In fiscal 2011, we used cash of $7.1 million to purchase the assets of our EPO facility in Richmond, California, as well as $1.5 million to purchase property, plant and equipment. In fiscal 2012, we purchased $8.5 million of property, plant and equipment, which included $4.0 million for the purchase of a manufacturing building in Tucson, Arizona.

Cash flow provided by financing activities for the year ended June 30, 2012 of $1.0 million was primarily due to the receipt of proceeds from stock option exercises of $3.6 million, partially offset by dividend payments of $2.2 million to noncontrolling interests.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	(Dollars in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1.9	$1.1	$0.8	$—	$—
ZygoLOT service agreement	1.2	0.6	0.6	—	—
Deferred compensation agreement	0.7	0.2	0.5	—	—
Consulting agreement	0.1	0.1	—	—	—
Total	$3.9	$2.0	$1.9	$—	$—

At June 30, 2013, we have a liability of $5.1 million for uncertain tax positions in accordance with FASB Accounting Standards Codification 740: “Accounting for Uncertainty in Income Taxes”. Please refer to Note 16: Income Taxes of our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Interest Rate Sensitivity

We currently maintain a portfolio of cash equivalents consisting of an institutional money market fund and marketable securities consisting primarily of a mutual fund. The institutional money market fund, with a balance of $23.7 million, consists primarily of U.S. treasury securities. The mutual fund of $0.7 million, which is related to our deferred compensation program, consists of corporate securities. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly on our short-term instruments. There is little downward exposure on our interest income. To the extent interest rates increase or we change our investment strategy, there could be an increase in investment income.

Exchange Rate Sensitivity

Approximately 76% of our fiscal 2013 net revenue was denominated in U.S. dollars. At June 30, 2013, our backlog included bookings in U.S. dollars of $54.5 million, or 61%, of the total backlog. Substantially all of our costs are negotiated and paid in U.S. dollars. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar can impact sales of our products in export markets as would changes in the general economic conditions in those markets. For our net revenue based in local currency, we are exposed to foreign exchange fluctuations from the time customers are invoiced in local currency until collection occurs.

We enter into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. These forward contracts are entered into for periods consistent with the currency transaction exposures, generally three to fifteen months. Any gains and losses on the fair value of these contracts would largely offset corresponding losses and gains on the underlying transactions unless they are designated as cashflow hedges in which case the losses and gains are charged to other comprehensive income. The majority of our foreign currency transactions and foreign operations are denominated in the Yen and Euro. In the absence of a substantial increase in sales orders in currencies other than U.S. dollars, we believe a 5% appreciation or depreciation of the U.S. dollar against the Euro, Yen and Yuan would have an immaterial impact on our consolidated financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required pursuant to this item begin on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Zygo’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is processed in accordance with accounting principles generally accepted in the United States of America and reported within the appropriate time periods. Based on that evaluation, and as discussed in more detail below, Zygo management has concluded that these disclosure controls and procedures were ineffective as of June 30, 2013, due to a material weakness that Zygo identified in its internal control over financial reporting specifically related to the accounting for income taxes.

Report of Management on Zygo Corporation’s Internal Control Over Financial Reporting

Zygo management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)). Zygo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of Zygo’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During this assessment, management evaluated the efforts to remediate an existing material weakness in internal control over financial reporting, specifically related to accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Zygo’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the evaluation of effectiveness of the remediation efforts of the material weakness described below, management has concluded that Zygo’s internal control over financial reporting was not effective as of June 30, 2013 based upon the COSO Framework.

On June 30, 2012, we reported that we had identified a material weakness in our internal controls over financial reporting, specifically related to the accounting for income taxes. While significant actions have been taken during fiscal 2013 to remediate the material weakness, we continue the remediation process of designing and implementing effective internal controls around the accounting for income taxes.

Zygo’s processes, procedures and controls related to accounting for income taxes were not designed and did not operate effectively as of June 30, 2013, to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, Zygo did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts noted above. Zygo management has concluded that these internal control deficiencies continue to exist and constitute a material weakness in internal control, because there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have been actively addressing the identified material weakness. Actions have been taken to improve internal controls over accounting for income taxes, and Zygo will take further steps to strengthen controls, including the following planned actions:

●	Continue to allocate additional resources, which may include the use of an independent consultant with sufficient expertise in accounting for income taxes and reporting, to assist in the preparation and review of accounting for income taxes,
●	Enhance policies and procedures relating to tax account reconciliation, analysis and review, and
●	Accelerate certain yearend tax analysis and reporting activities to periods earlier in the year, in order to provide additional analysis and reconciliation time.

We anticipate that the actions described above and resulting improvements in controls will strengthen Zygo’s internal control over financial reporting and will, over time, address the related material weakness. However, because many of the controls in Zygo’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

Deloitte & Touche LLP, Zygo’s independent registered public accounting firm, issued the report below on the effectiveness of Zygo’s internal control over financial reporting.

Zygo Corporation

September 13, 2013	By:	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos
Chairman, President and Chief Executive Officer

September 13, 2013	By:	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer
37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation

Middlefield, Connecticut

We have audited the internal control over financial reporting of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Zygo Corporation’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

●	The Company’s processes, procedures and controls related to accounting for income taxes were not designed and did not operate effectively as of June 30, 2013; to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2013, of the Company, and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated September 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

September 13, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information concerning executive officers which is set forth in Part I of this Annual Report on Form 10-K, information required by this item will be included under the captions “Election of Board of Directors” and “Corporate Governance” in our Proxy Statement to be filed pursuant to Regulation 14A for use in connection with our Company’s 2013 Annual Meeting of Stockholders (referred to below as our “2013 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our 2013 Proxy Statement under the captions “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our 2013 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Information required by this item will be included in our 2013 Proxy Statement under the captions “Certain Relationships and Related Party Transactions,” “Election of Board of Directors” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2013 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1. and 2.	Consolidated Financial Statements and Financial Statement Schedule:

An index to the consolidated financial statements and financial statement schedule filed is located on page F-1.

	3.	EXHIBITS

	3.(i)	Restated Certificate of Incorporation of the Company and amendments thereto (Exhibit 3.(i) to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993) (1)

	3.(ii)	Certificate of Amendment of Certificate of Incorporation, filed June 3, 1996 (Exhibit 3.(ii) to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1996) (1)

	3.(iii)	By-laws of the Company (Exhibit (3)(b) to Registration No. 2-87253 on Form S-1 hereinafter “Registration No. 2-87253”) (1)

	10.1	Confidentiality and Non-Competition Agreement dated October 25, 1983, between the Company and Carl A. Zanoni (Exhibit (10)(b) to Registration No. 2-87253) (1)

	10.2	Agreement dated November 20, 1980, between the Company and Canon Inc. regarding exchange of information (Exhibit (10)(y) to Registration No. 2-87253) (1)

	10.3	Amended and Restated Zygo Corporation Profit Sharing Plan (Exhibit 10.15 to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1995) (1)

	10.4	Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan ratified and approved by the Company’s Stockholders on November 19, 1992 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for its year ended June 30, 1993) (1)

	10.5	Zygo Corporation Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1994 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K 405 for its year ended June 30, 1995) (1)

	10.6	Zygo Corporation Amended and Restated Non-Employee Director Stock Option Plan ratified and approved by the Company’s Stockholders on November 17, 1999 (Exhibit to the Company’s Definitive Proxy Statement for its year ended June 30, 1999) (1)

	10.7	Subcontract B519044 between The Regents of The University of California Lawrence Livermore National Laboratory and Zygo Corporation dated January 14, 2002 (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for its year ended June 30, 2002) (1)

	10.8	Zygo Corporation 2002 Equity Incentive Plan Restricted Stock Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005) (1)

	10.9	Zygo Corporation 2002 Equity Incentive Plan Stock Option Agreement. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005) (1)

	10.10	Employment contract dated November 20, 2006 between Zygo Corporation and John Stack. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended December 31, 2006) (1)

	10.11	Agreement dated February 8, 2007 between Zygo Corporation and Carl A. Zanoni (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007) (1)
41

10.12	Employment Agreement dated November 19, 2007 between Zygo Corporation and Douglas J. Eccleston (Exhibit 99.1 to the Company’s Current report on Form 8-K dated November 20, 2007) (1)

10.13	Employment agreement amendments between Zygo Corporation, and John M. Stack, dated October 21, 2008 (Exhibit 10.3, to the Company’s Current Report on Form 8-K dated October 21, 2008) (1)

10.14	Asset Transfer Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation (Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A, Amendment No. 2, dated December 23, 2009 for its year ended June 30, 2009) (1) (2)

10.15	Supply Agreement, dated as of June 17, 2009, by and between Zygo Corporation and Nanometrics Corporation (Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A, Amendment No. 2, dated December 23, 2009 for its year ended June 30, 2009) (1) (2)

10.16	Employment agreement amendment between Zygo Corporation and John M. Stack, dated September 1, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 4, 2009) (1)

10.17	Employment agreement amendment between Zygo Corporation and John M. Stack, dated September 8, 2009 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2009) (1)

10.18	Employment and Stock Option Agreement between Zygo Corporation and Dr. Chris L. Koliopoulos, dated January 18, 2010 (Exhibit 10.1 and 10.3 to the Company’s Current Report on Form 8-K dated January 22, 2010) (1)

10.19	Zemetrics, Inc. acquisition agreement between ZMI Acquisition Corporation, a wholly-owned subsidiary of Zygo Corporation, and Zemetrics, Inc., dated January 18, 2010 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2010) (1)

10.20	Asset Purchase Agreement, dated as of October 27, 2010, by and among Zygo Corporation, Zygo Richmond, and ASML, US, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 10-Q for its quarter ending December 31, 2010) (1) (2)

10.21	Employment Agreement between Zygo Corporation and John P. Jordan, dated February 17, 2011 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2011) (1)

10.22	Zygo Corporation 2002 Equity Incentive Plan, as amended effective as of November 16, 2006. (Exhibit 4.2 to the Company’s Current Report on Form S-8 dated March 16, 2012) (1)

10.23	Zygo Corporation Employee Stock Purchase Plan, as amended as of August 24, 2011. (Exhibit 4.1 to the Company’s Current Report on Form S-8 dated March 16, 2012) (1)

10.24	Zygo Corporation 2012 Equity Incentive Plan dated as of August 24, 2011. (Exhibit 4.1 to the Company’s Current Report on Form S-8 dated March 16, 2012) (1)

10.25	ZygoLot Share Purchase Agreement dated September 28, 2012. (Exhibit 10.1 to the Company’s Current Report on Form 10-Q for its quarter ending September 30, 2012) (1)

10.26	Employment Agreement between Zygo Corporation and Anthony Allan, dated February 4, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2013) (1)

14.	Zygo Corporation Code of Ethics (Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for its quarterly period ended March 26, 2004) (1)

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney (included in the signature page)
42

31.1	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

Exhibit numbers 10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.10, 10.12, 10.13, 10.16, 10.17, 10.18, 10.21, 10.22, 10.23, 10.24 and 10.26 are management contracts, compensatory plans or compensatory arrangements.

(1) Incorporated herein by reference.

(2) Confidential treatment had been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(3) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYGO CORPORATION
Registrant

By	/s/ John P. Jordan	Date	September 13, 2013
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

/s/ Chris L. Koliopoulos	Chairman, President and Chief Executive	September 13, 2013
Chris L. Koliopoulos	Officer (principal executive officer) and Director

/s/ John P. Jordan	Vice President, Chief Financial Officer and	September 13, 2013
John P. Jordan	Treasurer (principal financial officer)

/s/ Stephen D. Fantone	Director	September 13, 2013
Stephen D. Fantone

/s/ Samuel H. Fuller	Director	September 13, 2013
Samuel H. Fuller

/s/ Michael A. Kaufman	Director	September 13, 2013
Michael A. Kaufman

/s/ Seymour E. Liebman	Director	September 13, 2013
Seymour E. Liebman

/s/ Robert B. Taylor	Director	September 13, 2013
Robert B. Taylor

/s/ Carol P. Wallace	Director	September 13, 2013
Carol P. Wallace

/s/ Gary K. Willis	Director	September 13, 2013
Gary K. Willis
44

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated balance sheets at June 30, 2013 and 2012

F-4	Consolidated statements of operations for the years ended June 30, 2013, 2012 and 2011

F-5	Consolidated statements of comprehensive income for the years ended June 30, 2013, 2012 and 2011

F-6	Consolidated statements of equity for the years ended June 30, 2013, 2012 and 2011

F-7	Consolidated statements of cash flows for the years ended June 30, 2013, 2012 and 2011

F-8 to F-28	Notes to consolidated financial statements

Financial Statement Schedule

S-1	Schedule II -Valuation and qualifying accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or the information required is included in the consolidated financial statements or notes thereto.

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zygo Corporation

Middlefield, CT

We have audited the accompanying consolidated balance sheets of Zygo Corporation and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the consolidated financial statement schedule of the Company listed on page F-1 of this Annual Report on Form 10-K. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Zygo Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their consolidated operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
September 13, 2013

F - 2

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$83,056	$84,053
Receivables, net of allowance for doubtful accounts of $272 and $760, respectively (notes 7 and 18)	32,360	31,601
Inventories (note 8)	30,185	27,760
Prepaid expenses, prepaid taxes and other current assets	5,429	2,851
Revenue recognized in excess of billings on uncompleted contracts	5,342	2,371
Deferred income taxes (note 16)	7,261	8,004
Total current assets	163,633	156,640
Marketable securities (note 5)	662	729
Property, plant and equipment, net (note 9)	34,343	33,694
Deferred income taxes (note 16)	14,967	13,760
Intangible assets, net (note 10)	4,615	5,198
Total assets	$218,220	$210,021

Liabilities and Equity
Current liabilities:
Accounts payable	$7,170	$9,613
Progress payments and deferred revenue	4,538	5,482
Billings in excess of costs and estimated earnings on uncompleted contracts	6,481	—
Accrued salaries and wages	3,746	6,198
Other accrued expenses (note 11 and 16)	4,681	7,234
Income taxes payable (note 16)	19	416
Total current liabilities	26,635	28,943
Deferred income taxes (note 16)	704	2,580
Other long-term liabilities	4,997	2,518
Total liabilities	32,336	34,041

Commitments and contingencies (note 12)

Equity (notes 14 and 15):
Common stock, $ .10 par value per share:
40,000,000 shares authorized; 20,858,158 shares issued (20,499,861 in 2012); 18,532,623 shares outstanding (18,239,941 in 2012)	2,086	2,050
Additional paid-in capital	180,324	176,305
Retained earnings	30,104	22,253
Accumulated other comprehensive income (loss):
Currency translation effects	(641)	(186)
Unrealized loss on hedge (note 19)	(16)	—
Less treasury stock, at cost; 2,325,535 common shares (2,259,920 in 2012)	28,016	26,797
Total shareholders’ equity - Zygo Corporation	183,841	173,625
Noncontrolling interests	2,043	2,355
Total equity	185,884	175,980
Total liabilities and equity	$218,220	$210,021

See accompanying notes to consolidated financial statements.

F - 3

Consolidated Statements of OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2013	2012	2011

Net revenue	$149,395	$166,837	$150,126
Cost of goods sold	83,704	85,127	79,333
Gross profit	65,691	81,710	70,793

Selling, general and administrative expenses	34,881	35,486	34,705
Research, development and engineering expenses	18,697	16,501	14,990
Operating profit	12,113	29,723	21,098

Other income (expense):
Interest income	17	61	26
Miscellaneous income (expense), net	(261)	(540)	784
Total other income (expense)	(244)	(479)	810
Earnings from continuing operations before income tax expense, including noncontrolling interest(s)	11,869	29,244	21,908
Income tax benefit (expense) (note 16)	(2,889)	15,827	(1,316)
Net earnings from continuing operations	8,980	45,071	20,592
Net earnings from discontinued operations, net of tax (note 21)	—	—	91
Net earnings including noncontrolling interest(s)	8,980	45,071	20,683
Less: Net earnings attributable to noncontrolling interest(s)	1,129	2,053	1,604
Net earnings attributable to Zygo Corporation	$7,851	$43,018	$19,079

Basic - Earnings per share attributable to Zygo Corporation:
Continuing operations	$0.43	$2.39	$1.08
Discontinued operations	—	—	—
Net earnings per share	$0.43	$2.39	$1.08

Diluted - Earnings per share attributable to Zygo Corporation:
Continuing operations	$0.41	$2.30	$1.05
Discontinued operations	—	—	—
Net earnings per share	$0.41	$2.30	$1.05

Weighted average number of shares:
Basic	18,454	18,014	17,639
Diluted	19,106	18,711	18,140

Amounts Attributable to Zygo Corporation
Net earnings from continuing operations attributable to Zygo Corporation	$7,851	$43,018	$18,988
Discontinued operations, net of tax (note 21)	—	—	91
Net earnings attributable to Zygo Corporation	$7,851	$43,018	$19,079

See accompanying notes to consolidated financial statements.

F - 4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011

Net income attributable to Zygo Corporation	$7,851	$43,018	$19,079

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(417)	(1,619)	2,318

Changes in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during the period	20	—	—
Less: Gain reclassified into revenue	45	—	—
Unrealized cash flow hedging gain (loss) at the end of the period	(25)	—	—
Tax benefit	9
Changes in unrealized cash flow hedging	(16)	—	—

Other comprehensive income, net of tax (expense) benefit	(433)	(1,619)	2,318

Comprehensive income	7,418	41,399	21,397
Less: comprehensive income (loss) attributable to noncontrolling interest(s)	38	(236)	393
Comprehensive income attributable to Zygo Corporation	$7,380	$41,635	$21,004

See accompanying notes to consolidated financial statements.

F - 5

Consolidated Statements of Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total	Non-Controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Income (Loss)	Zygo Corp.	Interest	Equity
Balance at June 30, 2010	17,480	$1,966	$163,052	2,183	$(26,043)	$(39,844)	$(728)	$98,403	$2,193	$100,596

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	19,079	—	19,079	1,604	20,683
Foreign currency translation	—	—	—	—	—	—	1,925	1,925	393	2,318

Share based compensation	—	—	3,965	—	—	—	—	3,965	—	3,965
Repurchase of restricted stock	116	15	(15)	39	(330)	—	—	(330)	—	(330)
Exercise of employee stock options and related tax effect	167	18	1,660	—	—	—	—	1,678	—	1,678
Dividends paid	—	—	—	—	—	—	—	—	(823)	(823)
Balance at June 30, 2011	17,763	$1,999	$168,662	2,222	$(26,373)	$(20,765)	$1,197	$124,720	$3,367	$128,087

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	43,018	—	43,018	2,053	45,071
Foreign currency translation	—	—	—	—	—	—	(1,383)	(1,383)	(236)	(1,619)

Share based compensation	—	—	4,128	—	—	—	—	4,128	—	4,128
Repurchase of restricted stock	111	15	(15)	38	(424)	—	—	(424)	—	(424)
Exercise of employee stock options and related tax effect	366	36	3,530	—	—	—	—	3,566	—	3,566
Dividends paid and declared	—	—	—	—	—	—	—	—	(2,829)	(2,829)
Balance at June 30, 2012	18,240	$2,050	$176,305	2,260	$(26,797)	$22,253	$(186)	$173,625	$2,355	$175,980

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	7,851	—	7,851	1,129	8,980
Unrealized gain (loss) on hedge							(16)	(16)	—	(16)
Foreign currency translation	—	—	—	—	—	—	(455)	(455)	38	(417)

Share based compensation	—	—	5,546	—	—	—	—	5,546	—	5,546
Repurchase of restricted stock	169	23	(23)	66	(1,219)	—	—	(1,219)	—	(1,219)
Employee stock purchase	4	—	65	—	—	—	—	65	—	65
Exercise of employee stock options and related tax effect	120	13	1,208	—	—	—	—	1,221	—	1,221
Dividends paid	—	—	—	—	—	—	—	—	(1,101)	(1,101)
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,777)	—	—	—	—	(2,777)	(378)	(3,155)
Balance at June 30, 2013	18,533	$2,086	$180,324	2,326	$(28,016)	$30,104	$(657)	$183,841	$2,043	$185,884

See accompanying notes to consolidated financial statements.

F - 6

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
Cash provided by operating activities:
Net earnings including noncontrolling interest(s)	$8,980	$45,071	$20,683
Adjustments to reconcile net earnings to cash provided by operating activities:
Earnings from discontinued operations	—	—	(91)
Depreciation and amortization	5,626	5,720	6,431
Gain on acquisition	—	—	(1,296)
Deferred income taxes	(1,217)	(18,900)	(780)
Impairment and disposal of long term assets	(7)	69	553
Provision for doubtful accounts	(482)	(458)	(298)
Dividends declared to noncontrolling interests	—	(641)	—
Compensation cost related to share-based payment arrangements	5,546	4,128	3,965
Excess tax benefits from share-based payment arrangements	—	—	(173)
Other	989	318	(677)
Changes in operating accounts, excluding the effect of acquisition:
Receivables	(1,484)	(123)	(10,381)
Inventories	(2,477)	682	(125)
Prepaid expenses, prepaid taxes and other current assets	(2,337)	(4,131)	1,494
Net billings in excess of revenue recognized on uncompleted contracts	3,510	(2,371)	—
Accounts payable, accrued expenses and taxes payable	(6,732)	2,779	1,340
Net cash provided by operating activities from continuing operations	9,915	32,143	20,645
Net cash used for operating activities from discontinued operations	—	(281)	(263)
Cash used for investing activities:
Additions to property, plant and equipment	(5,893)	(8,542)	(1,522)
Purchase of marketable securities	—	(999)	(1,998)
Additions to intangibles and other assets	(299)	(259)	(906)
Investments and acquisitions, excluding cash acquired	(3,155)	—	(7,142)
Proceeds from the sale and maturity of marketable securities	183	2,173	2,136
Proceeds from the sale of other assets	50	63	63

Net cash used for investing activities	(9,114)	(7,564)	(9,369)
Cash provided by (used for) financing activities:
Dividend payments to noncontrolling interests	(1,742)	(2,188)	(823)
Employee stock purchase	65	—	—
Excess tax benefits from share-based payment arrangements	—	—	173
Repurchase of restricted stock	(1,219)	(424)	(330)
Exercise of employee stock options	1,221	3,566	1,678
Net cash provided by (used for) financing activities	(1,675)	954	698
Effect of exchange rate changes on cash and cash equivalents	(123)	(1,238)	1,792
Net increase (decrease) in cash and cash equivalents	(997)	24,014	13,503
Cash and cash equivalents, beginning of year	84,053	60,039	46,536
Cash and cash equivalents, end of year	$83,056	$84,053	$60,039

Supplemental cash flow information:

Cash paid for income taxes was $5,273, $2,992, and $524, in fiscal 2013, 2012 and 2011, respectively.

Dividend to noncontrolling interest of $641 declared at June 30, 2012, paid on December 18, 2012. Purchases of property, plant and equipment included in accounts payable was $113, $436, and $200 in fiscal 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

F - 7

Notes to Consolidated Financial Statements

Years Ended June 30, 2013, 2012 and 2011

(Amounts in thousands, except share and per share amounts)

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

Discontinued Operations

The Company classifies operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated or will be eliminated upon the ceasing of operations or the consummation of an expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations. Impairment or disposal of long-lived assets requires the calculation of estimated fair value less cost-to-sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost-to-sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; property values; and the anticipated costs involved in the selling process.

As more fully described in Note 21, “Discontinued Operations”, in fiscal 2009 we discontinued the Singapore Integrated Circuit (“IC”) packaging metrology operations of our vision systems product line, which was included in our Metrology Solutions segment.

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

F - 8

Inventories

Inventories include the costs of material, labor and overhead and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Obsolete inventory or inventory in excess of management’s estimated future usage is written down to its estimated market value, if less than its cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Management evaluates the carrying value of our property, plant and equipment on an ongoing basis, and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method ranging from 1-40 years.

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

If any such facts or circumstances exist, the carrying values of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During fiscal 2013 and 2012, we did not record any impairment charges. During fiscal 2011, we recorded an impairment charge on property, plant and equipment of $563 related to our vision systems product line in Canada.

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

F - 9

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

Certain customer transactions include payment terms whereby we receive a partial payment of the total order amount prior to the related revenue being recognized in our financial statements. These advance payments are included in progress payments and deferred revenue in the consolidated balance sheet. These advance payments relate to orders for custom equipment that require a lengthy build cycle and, in some cases, acceptance by the customer. We may negotiate payment terms with these customers on these particular orders and secure certain payments prior to or on shipment of the equipment. These payments remain in progress payments and deferred revenue until our applicable revenue recognition criteria have been met.

Certain contracts we enter into continue over an extended period of time. We review those contracts for possible revenue recognition as a long-term contract. If long-term contract accounting is appropriate, we then evaluate whether revenues should be recognized using the percentage-of-completion method. Under the percentage-of-completion method, we develop estimates as a basis for contract revenue and costs in progress as work on the contract continues. Estimates are reviewed and revised as additional information becomes available. During fiscal 2013, changes in estimates under the percentage of completion method were not material. Revenue recognized in excess of billings is included in revenue recognized in excess of billings on uncompleted contracts in the consolidated balance sheet. Billings in excess of costs and earnings would be included in billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

—	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement
—	Both the Company and the customer are expected to satisfy all contractual obligations and
—	Reasonably reliable estimates of total revenue, total cost, and the progress toward completion can be made.

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

Research and Development

Research and development costs are expensed as incurred. For fiscal 2013, 2012 and 2011, we expensed $12,832, $10,420 and $7,899 of research and development costs, respectively. Reimbursements from customers for research and development costs are recorded as offsets to the expenses. There were no reimbursed research and development costs in fiscal 2013, 2012 or 2011.

F - 10

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

	June 30, 2013	June 30, 2012	June 30, 2011

Weighted average shares outstanding	18,454,476	18,014,325	17,638,635
Dilutive effect of stock options and restricted stock units	651,886	696,969	501,739
Diluted weighted average shares outstanding	19,106,362	18,711,294	18,140,374

For fiscal 2013, 2012 and 2011, 263,564, 278,225 and 814,741, respectively, of the Company’s outstanding stock options and restricted stock awards were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Economic Hedges

We hedge certain intercompany transactions by entering into forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes. In some cases, we design hedges such that they qualify for hedge accounting treatment. Contracts are entered into for periods consistent with the currency transaction exposures, generally three to fifteen months. Any gains and losses on the fair value of the contracts are expected to be largely offset by gains and losses on the underlying transactions unless they qualify for hedge accounting treatment, in which case the change in fair value will be charged to accumulated other comprehensive income.

Adoption of New Accounting Guidance

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. The effective date for ASU No. 2013-02 for Zygo is the first quarter of fiscal year 2014 with early adoption allowed. We have decided to adopt this accounting guidance as of June 30, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

F - 11

NOTE 2: Changes in Zygo Corporation Ownership Interest in Subsidiary

We purchased the outstanding noncontrolling interest in our German subsidiary, ZygoLOT, for $3,155 in the first quarter of fiscal 2013. The following table sets forth the effects on equity of changes in our ownership interest of ZygoLOT.

	Twelve Months Ended June 30,
	2013	2012	2011

Net income attributable to Zygo Corporation	$7,851	$43,018	$19,079

Transfers to the noncontrolling interest
Decrease in Zygo Corporation paid in-capital for purchase of noncontrolling interest	2,749	—	—
Net transfers to noncontrolling interest	2,749	—	—

Change from net income attributable to Zygo Corporation shareholders and transfers to noncontrolling interest	$5,102	$43,018	$19,079

Note 3: ACQUISITIONS

Richmond, California

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of its Richmond, California operation, including a 55,300 square-foot manufacturing facility. This acquisition expanded our optical manufacturing capabilities. The assets were acquired for $12,475, of which $7,142 was in cash, and the balance was future consideration, with a net present value of $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount. In addition, we hired key management and employees working at the Richmond facility. These activities resulted in a newly formed operation known as the Extreme Precision Optics group (“EPO”) which is included in our Optical Systems segment. On June 30, 2011, we recorded a final valuation adjustment that increased both property, plant and equipment and gain on acquisition by $7.

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

The results of EPO are included in our consolidated statements of operations from the acquisition date. Zygo performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities at November 12, 2010, which was completed on June 30, 2011. The following table summarizes the consideration paid for the business and the final fair values of the assets acquired at the date of acquisition:

F - 12

Final Fair Value as of June 30, 2011
Consideration:
Cash	$7,142
Future consideration	5,333
Purchase price	$12,475

Assets Acquired:
Inventories	$2,399
Property and equipment	11,474
Technology and customer relationships	623
Total assets	14,496
Less: gain on acquisition	2,021
Purchase price	$12,475

In addition to recording the fair values of the assets acquired and the future consideration liability, we also recorded a gain on acquisition of $2,021 in the consolidated statement of operations within miscellaneous income in accordance with ASC 805 using the purchase method of accounting. The gain on acquisition was primarily due to the difference between market value of the acquired real estate and its book value and the desire of ASML to sell the assets. In addition, a deferred tax liability of $725 was recorded in the opening balance sheet, which had the effect of reducing the gain on acquisition to $1,296. On the date of purchase, we maintained a full valuation allowance on our net deferred tax assets. Therefore, we recorded a tax benefit to reduce the valuation allowance to the net deferred tax asset balance. Prior to recording the gain, we reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed and we also reviewed the procedures used to measure the amounts of the identifiable assets acquired, liabilities assumed and consideration transferred.

The purchased inventory consisted of raw materials and work in process. The fair value for work in process was $1,833, which was determined by considering the sales price of finished units to represent fair value. The fair value for the building and land was $6,080, which was determined by using the sales comparison approach to value the land and a combination of the sales and cost approach for the building and improvements. The fair value of the equipment was determined by the market approach to be $5,394. The fair value of customer relationships was determined to be $23 by using the multi-period excess earnings method. The fair value of technology was $600, which was determined using the relief from royalty method.

From the date of the acquisition through June 30, 2011, EPO contributed revenue and net earnings of $14,444 and $4,069, respectively. Acquisition-related expenses of $406 were recognized in administration expense in the twelve months ended June 30, 2011.

Proforma financial information of revenues and net earnings for the operation was impractical to provide. Prior to the acquisition, the Richmond operations were accounted for as a cost center within ASML. Therefore, revenues were not recorded at the Richmond level within ASML and separate financial statements for the Richmond operations were not prepared. While ASML provided financial information sufficient for Zygo to conclude that the acquisition was not significant under Regulation S-X rule 3-05, ASML did not provide and Zygo did not have access to financial information for the appropriate periods to present pro forma financial information.

The following table presents certain information regarding the intangible assets acquired from ASML as of June 30, 2011. All acquired intangible assets were valued by the multi-period excess earnings method and the relief from royalty method and are being amortized over their initial estimated useful lives of five years for both customer relationships and technology, in both instances with no estimated residual values. We review our intangible assets for impairment annually.

	Customer Relationships	Technology	Total

Balance at November 12, 2010	$23	$600	$623

Accumulated amortization	(3)	(76)	(79)

Balance at June 30, 2011	$20	$524	$544
F - 13

Note 4: Restructuring and related costs

During fiscal 2009 and 2010, we initiated and recorded costs for restructuring actions related to cost reduction efforts comprised of workforce reductions and the consolidation of manufacturing operations in Tucson, Arizona. There were no additional charges in fiscal 2013, 2012 or 2011.

The following table summarizes the accrual balances and utilization by cost type for fiscal 2012:

	June 30, 2012
	Severance	Facility Consolidation Costs	Total
Balance at June 30, 2011	$—	$33	$33
Payments	—	(33)	(33)
Balance at June 30, 2012	$—	$—	$—

The facility consolidation costs were related to the Optical Systems segment.

Note 5: Marketable Securities

Marketable securities consisted of a mutual fund investment consisting primarily of corporate securities as of June 30, 2013 and 2012 which is classified as a trading security. There were no held-to-maturity or available-for-sale securities at June 30, 2013 and 2012. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

There were no securities in a continuous unrealized loss position at June 30, 2013. In determining whether investment holdings are other than temporarily impaired, we consider the nature, cause, severity and duration of the impairment. We use analyst reports, credit ratings and other items as part of our review.

The trading security consists of a mutual fund investment corresponding to elections made in our deferred compensation program. In December 2010, we began quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2012 and 2011, gross unrealized gains and losses, contributions, redemptions and fair value of the trading security at June 30, 2013 and 2012:

	Beginning Balance of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contri- butions	Redemp- tions	Ending Balance of Fiscal Year
June 30, 2013
Mutual Fund	$729	$116	$—	$—	$(183)	$662

June 30, 2012
Mutual Fund	$980	$99	$(177)	$—	$(173)	$729
F - 14

NOTE 6: FAIR VALUE MEASUREMENTS

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

When available, the Company uses quoted market prices to determine the fair value of its assets and liabilities included in Level 1. When quoted market prices are not available, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

		Fair value measurements at June 30, 2013
	Total carrying value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$23,736	$23,736	$—	$—
Trading securities	662	662	—	—
Foreign currency economic hedges	(7)	—	(7)	—
Total	$24,391	$24,398	$(7)	$—

The following table provides the assets and liabilities carried at fair value measured on a recurring and nonrecurring basis as of June 30, 2012:

		Fair value measurements at June 30, 2012
	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$19,931	$19,931	$—	$—
Trading securities	729	729	—	—
Foreign currency economic hedges	(3)	—	(3)	—
Total	$20,657	$20,660	$(3)	$—
F - 15

Note 7: Receivables

At June 30, 2013 and 2012, receivables were as follows:

	June 30, 2013	June 30, 2012
Trade	$32,570	$32,261
Other	62	100
	32,632	32,361
Allowance for doubtful accounts	(272)	(760)
	$32,360	$31,601

Note 8: Inventories

At June 30, 2013 and 2012, inventories were as follows:

	June 30, 2013	June 30, 2012
Raw materials and manufactured parts	$14,411	$12,753
Work in process	11,300	12,031
Finished goods	4,474	2,976
	$30,185	$27,760

Note 9: Property, Plant and Equipment

At June 30, 2013 and 2012, property, plant and equipment, at cost, were as follows:

	June 30, 2013	June 30, 2012	Estimated Useful Life (Years)

Land and improvements	$4,030	$4,030	—
Building and improvements	24,665	24,228	15-40
Machinery, equipment and office furniture	60,905	58,259	3-8
Leasehold improvements	1,009	964	1-5
Construction in progress	1,525	1,625	—
	92,134	89,106
Less accumulated depreciation	(57,791)	(55,412)
	$34,343	$33,694

Depreciation expense for the fiscal years ended June 30, 2013, 2012 and 2011 was $4,768, $4,864 and $5,363, respectively. In fiscal 2011, due to our historical operating results, we utilized a future discounted cash flow model over five years to assess the net realizable value of our property, plant and equipment related to the vision systems product line and recorded an impairment charge of $563 in selling, general and administrative expenses in our Metrology Solutions segment.

F - 16

Note 10: Intangible ASSETs

Intangible assets, at cost, at June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012	Estimated Useful Life (Years)

Patents	$7,198	$6,934	5-17
Customer relationships and technology	2,051	2,163	3-7
Covenant not-to-compete	—	851	4
	9,249	9,948
Accumulated amortization	(4,634)	(4,750)
Total	$4,615	$5,198

Amortization expense related to intangible assets for the fiscal years ended June 30, 2013, 2012 and 2011 was $858, $857 and $1,070, respectively. Amortization expense is estimated to be approximately $830 in fiscal 2014 and approximately $819, $642, $503, and $381 annually in fiscal 2015-2018, respectively. Amortization expense related to patents is included in cost of goods sold in the consolidated statements of operations. Amortization expense related to customer relationships, technology and covenant not-to-compete is included in selling, general and administrative expense in the consolidated statements of operations.

NOTE 11: WARRANTY LIABILITY

We provide a limited warranty on our products for periods typically ranging from 3 to 12 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management’s estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in other accrued expenses in the consolidated balance sheets:

	June 30, 2013	June 30, 2012
Beginning balance	$1,188	$1,333
Reductions for payments made	(1,039)	(1,016)
Changes in accruals related to warranties issued in the current period	1,096	1,315
Changes in accrual related to pre-existing warranties	(598)	(444)
Ending balance	$647	$1,188
F - 17

Note 12: Commitments and contingencies

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. At June 30, 2013, we did not have a reserve for any contingencies. We are not party to any litigation that we believe could have a material effect on our financial condition, results of operation or liquidity.

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

We lease certain manufacturing equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through fiscal 2018. Total lease expense, net, charged to operations was $1,404, $1,236 and $1,330 in fiscal 2013, 2012 and 2011, respectively. At June 30, 2013, the minimum future lease commitments under noncancellable leases payable over the remaining lives of the leases are as follows:

Year ending June 30,	Minimum Future Gross Lease Commitments
2014	$1,053
2015	530
2016	284
2017	25
2018	11
Total minimum lease payments	$1,903

Note 13: Profit-Sharing Plan

We maintain the Zygo Corporation Profit Sharing Plan (“Plan”) in which substantially all full-time employees are eligible to participate. The Plan is comprised of a profit-sharing program and 401(k) tax deferred payroll deduction program. The profit- sharing program consists of cash distributions determined annually at the discretion of the Board of Directors. Within the 401(k) program, employees may contribute a tax-deferred amount of up to 60% of their compensation, as defined. Effective January 2012, we reinstated the 401(k) match up to 4% of an employee’s contributions. There was no company 401(k) match in the first half of fiscal 2012 or in fiscal 2011. Our aggregate expenses related to these programs for the years ended June 30, 2013, 2012 and 2011 amounted to $1,538, $1,947 and $2,526, respectively.

F - 18

Note 14: SHare-Based Compensation plans

Share-Based Compensation Plans

The Zygo Corporation 2012 Equity Incentive Plan (“2012 Plan”) permits the granting of stock options to purchase shares of common stock and the granting of restricted stock units. The Board of Directors may also amend the 2012 Plan to authorize the grant of other types of equity-based awards, without further action by our stockholders. We have 1,650,000 shares authorized for issuance under the 2012 Plan, of which 1,490,691 remain available for grant at June 30, 2013. The exercise price per share of common stock covered by an option may not be less than the fair market value per share on the date of grant. Options and grants of restricted stock units generally vest over a four year period at a rate of 25% each year. Restricted stock awards generally allow recipients to sell a portion of the stock award back to the Company, in order to cover tax liabilities resulting from the vesting of the award. Restricted stock awards granted prior to January 1, 2011 under the Zygo Corporation 2002 Equity Incentive Plan (“2002 Plan”), as amended in 2006, vest 50% after three years and 50% after four years. The 2002 Plan permitted the granting of stock options to purchase shares of common stock and the granting of restricted stock units. The 2002 Plan expired on August 27, 2012, and no further stock options or restricted stock units may be granted after that date.

As part of a director’s compensation for services to the Company, non-employee directors are granted 5,000 restricted shares which vest on an annual basis after one year and each new non-employee director is granted options to purchase 16,000 shares of common stock on his or her first day of service, at the market value per share on the date of grant. These options vest over a four year period at a rate of 25% each year. The Black-Scholes option-pricing model is used to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. Under the assumptions indicated below, the weighted-average fair value of stock option grants for fiscal 2013, 2012 and 2011 were $10.79, $7.21 and $5.68, respectively.

Share-based compensation expense for the fiscal year ended June 30, 2013 was $5,546, with a related tax benefit of $2,078. This increased cost of goods sold by $1,003, selling, general and administrative expenses by $4,010 and research, development and engineering expenses by $533. Share-based compensation expense for the fiscal year ended June 30, 2012 was $4,128, with a related tax benefit of $1,486. This increased cost of goods sold by $790, selling, general and administrative expenses by $2,708 and research, development and engineering expenses by $630. Share-based compensation expense for the fiscal year ended June 30, 2011 was $3,965, with a related tax benefit of $1,427. This increased cost of goods sold by $650, selling, general and administrative expenses by $2,416 and research, development and engineering expenses by $899.

The table below indicates the key assumptions used in the option valuation calculations for options granted in fiscal 2013, 2012 and 2011, and a discussion of the methodology for developing each of the assumptions used in the valuation model:

	Fiscal Year Ended June 30,
	2013	2012	2011
Term	7.3 Years	6.6 Years	4.1-5.1 Years
Volatility	59.2%	59.5%	45.7 - 57.1%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2-1.4%	1.5%	1.1-2.6%

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

F - 19

Stock Options

The following table summarizes information about the stock options granted under share-based compensation plans for fiscal 2013, 2012 and 2011. Included in the information below are outstanding options from the Zygo Corporation Amended and Restated Non-Qualified Stock Option Plan which expired in fiscal 2003 and the 2002 Plan which expired in August 2012, in both instances, to the extent the options remain exercisable.

	June 30, 2013		June 30, 2012		June 30, 2011
	Shares Covered by Options	Weighted Average Exercise Price	Shares Covered by Options	Weighted Average Exercise Price	Shares Covered by Options	Weighted Average Exercise Price
Options - Outstanding at beginning of year	1,244,897	$11.03	1,436,240	$10.57	1,976,892	$20.14
Granted	172,934	$18.36	229,562	$12.47	100,000	$12.13
Exercised	(120,219)	$10.05	(365,642)	$9.79	(166,852)	$10.05
Expired or cancelled	(20,309)	$11.71	(55,263)	$12.87	(473,800)	$51.07
Options - Outstanding at end of year	1,277,303	$12.11	1,244,897	$11.03	1,436,240	$10.57
Options vested or expected to vest	479,548	$13.88	548,144	$11.20	1,402,221	$10.56
Options - Exercisable at end of year	785,024	$10.96	681,185	$10.87	925,990	$10.70

Outstanding options at June 30, 2013, had an intrinsic value of $5,254 with a weighted average remaining contractual life of 6.3 years. Exercisable options at the end of the year had an intrinsic value of $3,867 with a weighted average remaining contractual life of 5.1 years. Outstanding options at June 30, 2012, had an intrinsic value of $8,506 with a weighted average remaining contractual life of 6.4 years. Exercisable options at June 30, 2012 had an intrinsic value of $4,763 with a weighted average remaining contractual life of 4.8 years.

The following table summarizes information about our stock options granted under our share-based compensation plans as of June 30, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2013	Weighted Average Exercise Price
$5.09 - $ 8.80	162,800	6.4	$6.91	117,800	$6.67
$9.01 - $12.51	749,149	6.1	$11.10	503,899	$10.80
$12.53 - $14.74	101,600	2.3	$13.51	101,600	$13.51
$14.82 - $20.09	263,754	8.1	$17.65	61,725	$16.29
$5.09 - $20.09	1,277,303	6.3	$12.11	785,024	$10.96

As of June 30, 2013, there was $1,667 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The total intrinsic value of stock options exercised was $889, $2,823 and $449 and the total fair value of stock awards vested was $700, $803 and $959 during the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Cash received from stock option exercises and the associated tax benefit for the fiscal years ended June 30, 2013, 2012 and 2011 was $1,221, $2,629 and $1,834, respectively.

Restricted Stock

The following table summarizes information about restricted stock units granted under share-based compensation plans for the fiscal years ended June 30, 2013, 2012, and 2011:

F - 20

	June 30, 2013		June 30, 2012		June 30, 2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non vested balance at beginning of year	734,332	$9.92	713,975	$8.00	588,093	$9.04
Granted	162,901	$18.49	176,812	$13.78	362,500	$8.28
Vested	(233,136)	$9.61	(148,500)	$11.39	(172,865)	$8.89
Forfeited	(10,186)	$10.69	(7,955)	$6.43	(63,753)	$9.06
Non vested balance at end of year	653,911	$12.15	734,332	$9.92	713,975	$8.00

As of June 30, 2013, there was $2,308 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.4 years.

At June 30, 2013, an aggregate of 1,490,691 shares remained available for future grants under our share-based compensation plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards, as applicable.

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (“ESPP”), providing employees who elect to participate with the ability to purchase common stock at a 5% discount from the market value of such stock through payroll deductions of an amount between 1% and 10% of compensation. Previously, the ESPP provided for a 10% discount from market value and ceased being available for participation during fiscal 2009. The Company reinstated the amended ESPP effective July 1, 2012 with quarterly offerings to eligible employees. The total number of shares of common stock available under the ESPP is 530,198 as of June 30, 2013.

Note 16: Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended June 30,
	2013	2012	2011
Current:
Federal	$2,571	$—	$(725)
State	317	670	259
Foreign	1,218	2,403	1,782
	4,106	3,073	1,316
Deferred:
Federal	(327)	(15,977)	—
State	(903)	(2,918)	—
Foreign	13	(5)	—
	(1,217)	(18,900)	—

Total	$2,889	$(15,827)	$1,316
F - 21

The income tax expense (benefits) for operations listed above were provided on the following pre-tax book income (loss) from continuing operations amounts:

	Fiscal Year Ended June 30,
	2013	2012	2011
Earnings (loss) from operations - U.S.	$8,098	$22,625	$18,543
Earnings from foreign operations	3,771	6,619	3,365
	$11,869	$29,244	$21,908

The total income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal income tax rate of 35% in fiscal 2013, 2012 and 2011 to earnings from continuing operations before income taxes for the following reasons:

	Fiscal Year Ended June 30,
	2013	2012	2011

Computed “expected tax expense”	$4,154	$10,235	$7,668
Increases (reductions) in taxes resulting from:
State taxes, net of federal income tax benefit	(697)	436	168
Uncertain tax positions	1,369	1,223	855
Benefit related to gain on acquisition	—	—	(725)
Permanent items	217	1,199	524
Foreign tax differential	(180)	(317)	(399)
General business credits	(16)	—	—
Deferred tax asset valuation allowance and related adjustments to NOL	(1,958)	(28,603)	(6,775)
	$2,889	$(15,827)	$1,316

The Company has reclassified certain prior amounts from the Deferred tax asset valuation allowance and related adjustments to the NOL line into a separate line, Uncertain tax positions, to conform with the current year presentation within this table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2013 and 2012 are presented below:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Accounts receivable	$85	$289
Accrued liabilities and other	1,251	1,669
Inventory valuation	3,388	3,117
Stock award compensation	4,434	3,583
Intangible assets	428	664
Federal, foreign and state net operating loss carryforwards and credits	15,328	14,192
Capital losses	434	—
Deferred tax assets	25,348	23,514

Deferred tax liabilities:
Intangible assets	(385)	(542)
Property, plant and equipment	(286)	(2,038)
Other deferred liabilities	(157)	—
Deferred tax liability	(828)	(2,580)

Net deferred tax assets before valuation allowance	24,520	20,934
Valuation allowance	(3,120)	(1,750)
Net deferred tax assets	$21,400	$19,184
F - 22

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income in future periods. Through fiscal 2011, the Company’s net deferred tax assets were substantially reserved due to the uncertainty of realization through future earnings. In fiscal 2012, the Company determined, based on all available evidence, positive and negative, including the Company’s taxable income over the past three fiscal years and expected future profitability, certain of its deferred tax assets were more likely than not to be realized through future earnings.

At June 30, 2013, our share of the cumulative undistributed earnings of foreign subsidiaries was $17,318. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, because we intend to continue to reinvest these earnings. Determination of the amount of unrecognized deferred tax liability associated with these earnings is not practicable.

At June 30, 2013, we have federal, state, and foreign net operating loss (“NOL”) carry forwards of approximately $16,157, $4,535, and $2,871, respectively, and various federal, state and foreign tax credit carry forwards of $7,419, $3,432 and $1,247, respectively. The federal net operating loss carryforwards for tax return purposes include approximately $3,700 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. This amount will be recorded as an increase in additional paid in capital on the consolidated balance sheet once the excess benefits are realized, in accordance with ASC 718. The federal NOL will expire from fiscal 2027 through fiscal 2030, while the state NOL and credits will expire from fiscal 2013 through fiscal 2033. The foreign NOL will begin to expire in fiscal 2028. We also have domestic credit carry forwards of $10,851 and foreign tax credits of $1,247 which are available to reduce federal income taxes, if any, through fiscal year 2033 and begin to expire in fiscal 2014. All deferred tax assets relating to Canadian NOLs and credits have been (and remain) fully reserved in the valuation allowance since June 30, 2009.

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

Unrecognized tax benefit, June 30, 2010	$—
Increases - tax positions of prior years	855
Unrecognized tax benefit, June 30, 2011	855
Increases - tax positions of prior years	2,639
Increases - tax positions of current year	123
Unrecognized tax benefit, June 30, 2012	3,617
Increases - tax positions of prior years	1,873
Increases - tax positions of current year	777
Unrecognized tax benefit, June 30, 2013	$6,267

We are no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2008, except to the extent we have NOLs and credits arising from any of those earlier years. Those loss years remain subject to audit at the time the NOL or credit is utilized. We are no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2008.

F - 23

NOTE 17: Segment and Major Customer information

Our business is organized into two operating divisions – Metrology Solutions (Metrology Solutions segment) and Optical Systems (Optical Systems segment). Consistent with our business structure, we reported our segments as Metrology and Optics. Our Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom engineered solutions used in the semiconductor, research and industrial markets. Zygo’s Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor, bio-medical and research markets. The chief operating decision-maker uses this information to allocate resources.

	Fiscal Year Ended June 30,
	2013	2012	2011
Metrology Solutions
Net revenue	$93,568	$106,189	$92,947
Gross profit	50,619	61,523	50,913
Gross margin	54%	58%	55%

Optical Systems
Net revenue	$55,827	$60,648	$57,179
Gross profit	15,072	20,187	19,880
Gross margin	27%	33%	35%

Total
Net revenue	$149,395	$166,837	$150,126
Gross profit	65,691	81,710	70,793
Gross margin	44%	49%	47%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not available and is not evaluated by the chief operating decision-maker.

Substantially all of our operating assets, depreciation and amortization are U.S. based. Revenue by geographic area based on shipping destination is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011

Americas	$79,506	$90,289	$81,710
Japan	26,396	26,084	31,648
China	17,245	21,806	9,186
Europe	18,192	19,499	17,983
Pacific Rim	8,056	9,159	9,599
Total	$149,395	$166,837	$150,126

No customer accounted for over 10% of revenues for the fiscal year ended June 30, 2013. Two customers individually accounted for 11% and 10% of the revenues for the fiscal year ended June 30, 2012. Revenues from one of these customers accounted for 13% of the revenues for the fiscal year ended June 30, 2011. Revenue from these customers was included in both of our segments.

F - 24

NOTE 18: Transactions WITH STOCKHOLDER

Sales to Canon, Inc., a stockholder representing approximately 7% ownership at June 30, 2013, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon, Inc. (collectively “Canon”), were $13,540 (9% of net revenues), $16,810 (10% of net revenues) and $19,697 (13% of net revenues), for the years ended June 30, 2013, 2012 and 2011, respectively. Substantially all of these revenues occurred in the Metrology Solutions segment. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At June 30, 2013 and 2012, there were, in the aggregate, $1,771 and $1,604, respectively, of trade accounts receivable from Canon.

NOTE 19: ECONOMIC HEDGING ACTIVITIES

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes.

Most derivative contracts are used as hedges but are not designated or qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These non-qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the point of shipment to the point of collection, generally three to six months and are marked-to-market with changes in fair value recorded in the consolidated statements of operations in miscellaneous income (expense). Any gains and losses on the fair value of these derivative contracts would largely offset corresponding losses and gains on the underlying transactions.

In the case of derivative contracts used as hedges for significant orders with shipping dates that may extend more than six months in the future, we may designate those derivative contracts as cash flow hedges that qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the order date through shipment and collection. For these cash flow hedges, any gains or losses on the fair value of these contracts would be charged to accumulated other comprehensive income (“AOCI”) and subsequently relieved to net revenue upon shipment to the customer. In addition, at the point of shipment to the customer, the cash flow hedge will be de-designated, with any future gains or losses from that point forward being charged to miscellaneous income (expense) which would then largely offset corresponding losses and gains on the underlying transactions. In the case where a designated cash flow hedge is accounted for under the spot method, a portion of the otherwise AOCI adjustment would be charged to other miscellaneous income (expense) and not be offset by any corresponding gains or losses on an underlying transaction up to the point of shipment or revenue recognition.

Derivatives not designated as hedging instruments.

As of June 30, 2013, we had eleven foreign currency forward contracts outstanding involving our Japanese and German operations with notional amounts aggregating $4,103. These foreign currency hedges are not designated as hedging instruments. Net unrealized gains and (losses) recognized from foreign currency forward contracts for fiscal 2013, 2012 and 2011 were $151, $79 and ($12), respectively, included in miscellaneous income (expense) in the consolidated statements of operations. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries.

The following table summarizes the fair value of derivative instruments as of June 30, 2013, 2012 and 2011:

Derivatives not designated as hedging instruments			Balance Sheet Location

June 30, 2013	Number of foreign exchange contracts:	11	Prepaid expenses, prepaid taxes and other current assets	$147

June 30, 2012	Number of foreign exchange contracts:	9	Prepaid expenses, prepaid taxes and other current assets	$14
			Other accrued expenses	$17

June 30, 2011	Number of foreign exchange contracts:	6	Other accrued expenses	$82
F - 25

Derivative designated as a hedging instrument.

As of June 30, 2013, we had one foreign currency forward contract outstanding involving our Japanese operations with a notional amount of $26,183 to protect against foreign currency fluctuations for current transactions and longer term orders denominated in Japanese Yen.

This foreign currency hedge is designated as a hedging instrument qualifying as a cash flow hedge utilizing a window forward approach used in situations where multiple shipments occur over a period of time. The cash flow hedge is in effect for the period of April 2013 through June 30, 2014. The cash flow hedge is evaluated quarterly to ensure that hedge accounting treatment still applies.

This window forward approach allows for the use of the spot method to determine the amount that can be included in AOCI. This method requires current period expensing of the impact of changes to the forward rates while allowing the changes of the spot rates to be recorded in AOCI. At the time the various shipments occur, AOCI is relieved for a pro-rata amount of the basis and is reclassed to net revenue in the consolidated statements of operations. Concurrently, that portion of the hedge related to current shipments is de-designated as a cash flow hedge for accounting purposes and any future changes in fair value related to that portion of the hedge will be included in miscellaneous income (expense) in the consolidated statements of operations. These gains and losses from the de-designated portion of the hedge are substantially offset by foreign exchange losses and gains on balances recorded by our subsidiary.

Net unrealized losses recognized from the ineffective portion of the cash flow hedge for fiscal 2013 was $121 and the de-designated portion of the hedge for fiscal 2013 was $54 and both were included in miscellaneous income(expense) in the consolidated statements of operations. Amounts reclassified from AOCI based on revenue to customers resulted in a revenue increase of $45. The amounts in AOCI are forecasted to be reclassed into net revenue over the next twelve months

The following table summarizes the foreign exchange cash flow hedge value as of June 30, 2013:

Foreign Currency Derivative designated as hedging instruments			Balance Sheet Location

June 30, 2013	Number of foreign exchange contracts:	1	Other accrued expenses	$154

			Accumulated Other Comprehensive Income	($25)
F - 26

Note 20: QUARTERLY RESULTS (Unaudited)

The following table sets forth certain unaudited quarterly financial data:

	For the Fiscal Year Ended June 30, 2013
	September 30	December 31	March 31	June 30
Net revenue	$40,206	$34,635	$34,533	$40,021
Gross profit	$17,493	$15,283	$15,260	$17,655
Net earnings	$2,994	$1,682	$1,532	$2,772
Net earnings attributable to Zygo Corporation	$2,388	$1,579	$1,366	$2,518
Net earnings attributable to Zygo Corporation per basic common share	$0.13	$0.09	$0.07	$0.14
Net earnings attributable to Zygo Corporation per diluted common share	$0.13	$0.08	$0.07	$0.13

	For the Fiscal Year Ended June 30, 2012
	September 30	December 31	March 31	June 30
Net revenue	$43,992	$40,040	$38,472	$44,333
Gross profit	$21,617	$19,642	$19,440	$21,011
Net earnings	$6,976	$6,757	$5,926	$25,412
Net earnings attributable to Zygo Corporation	$6,469	$6,178	$5,407	$24,964
Net earnings attributable to Zygo Corporation per basic common share	$0.36	$0.34	$0.30	$1.37
Net earnings attributable to Zygo Corporation per diluted common share	$0.35	$0.33	$0.29	$1.32
F - 27

NOTE 21: DISCONTINUED OPERATIONS

During the quarter ended September 30, 2009, we determined to sell or otherwise close down the Singapore IC packaging metrology operations of our vision systems product line, included in our Metrology Solutions segment. As of September 30, 2009, operations had ceased at this location. The results of operations for the aforementioned operations are presented as discontinued operations in the Company’s Consolidated Financial Statements. There was no discontinued operations activity in fiscal 2013 and fiscal 2012.

The following table summarizes the operating results of discontinued operations for the fiscal years ended June 30, 2011:

Fiscal Year Ended June 30,
2011
Net revenue	$—
Cost of goods sold	—
Gross profit	—
Operating income, and other	(91)
Asset impairment	—
Earnings before income taxes	91
Income tax expense	—
Earnings from discontinued operations, net of tax	$91

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

F - 28

ZYGO CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2013, 2012 and 2011

(Thousands)

Description	Balance at Beginning of Year	Provision	Write-Offs and Other	Balance at End of Year

Year Ended June 30, 2013

Allowance for doubtful accounts	$760	$(482)	$(6)	$272

Valuation allowance on net deferred tax assets	$1,750	$179	$1,191	$3,120

Year Ended June 30, 2012

Allowance for doubtful accounts	$1,399	$(463)	$(176)	$760

Valuation allowance on net deferred tax assets	$29,179	$(27,380)	$(49)	$1,750

Year Ended June 30, 2011

Allowance for doubtful accounts	$1,975	$(299)	$(277)	$1,399

Valuation allowance on net deferred tax assets	$42,933	$(5,920)	$(7,834)	$29,179

S - 1

EXHIBIT INDEX

EXHIBIT TABLE NUMBER

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.