Form 10-Q
period 2013-09-30
ZYGO CORP
filed 2013-11-12
CIK 730716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12944

Zygo Corporation

(Exact name of registrant as specified in its charter)

Delaware	06-0864500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Laurel Brook Road, Middlefield, Connecticut	06455
(Address of principal executive offices)	(Zip Code)

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

18,722,875 shares of Common Stock, $.10 Par Value, at November 1, 2013

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, financial condition and operations and the business strategy, plans, anticipated revenue, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements.  Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors.  Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supply chain risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development; rapid technological and market change; risks in international operations; risks related to the integration of manufacturing facilities; risks related to any reorganization of our business; risks related to changes in management personnel, including risks related to the Company’s recent and announced changes in Senior Management and the Board of Directors; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and risks related to business acquisitions.

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by law. Further information on potential factors that could affect our business is described in this Form 10-Q and in our reports on file with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 13, 2013.

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (Amounts in thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012

Net revenue	$40,118	$40,206
Cost of goods sold	21,781	22,713
Gross profit	18,337	17,493
Selling, general and administrative expenses	9,953	8,521
Research, development and engineering expenses	4,965	4,581
Operating profit	3,419	4,391
Other income
Miscellaneous income, net	290	36
Total other income	290	36
Income before income taxes, including noncontrolling interest	3,709	4,427
Income tax expense	(3,160)	(1,433)
Net income including noncontrolling interests	549	2,994
Less: Net income attributable to noncontrolling interest	149	606
Net income attributable to Zygo Corporation	$400	$2,388
Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.02	$0.13
Diluted earnings per share	$0.02	$0.13
Weighted average shares outstanding
Basic shares	18,615	18,341
Diluted shares	19,254	19,047
3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED) (Amounts in thousands)

	Three Months Ended September 30,
	2013	2012

Net income attributable to Zygo Corporation	$400	$2,388

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	626	408

Changes in unrealized cashflow hedging
Unrealized cash flow hedging gain (loss) arising during the period	(219)	—
Less: Loss reclassified into revenue	(66)	—
Unrealized cash flow hedging gain (loss) at the end of the period	(153)	—
Tax benefit	63	—
Changes in unrealized cash flow hedging	(90)	—

Other comprehensive income, net of tax benefit	536	408

Comprehensive income	936	2,796
Less: comprehensive income (loss) attributable to noncontrolling interest	22	66
Comprehensive income attributable to Zygo Corporation	$914	$2,730

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$84,484	$83,056
Receivables, net of allowance for doubtful accounts of $299 and $272, respectively	30,667	32,360
Inventories	30,539	30,185
Prepaid expenses, prepaid taxes and other current assets	4,688	5,429
Revenue recognized in excess of billings on uncompleted contracts	4,756	5,342
Deferred income taxes	13,085	7,261
Total current assets	168,219	163,633
Marketable securities	667	662
Property, plant and equipment, net	36,604	34,343
Deferred income taxes	6,189	14,967
Intangible assets, net	4,497	4,615
Total assets	$216,176	$218,220

Liabilities and Equity
Current liabilities:
Accounts payable	$7,634	$7,170
Progress payments and deferred revenue	3,856	4,538
Billings in excess of costs and estimated earnings on uncompleted contracts	5,177	6,481
Accrued salaries and wages	3,299	3,746
Other accrued expenses	4,451	4,558
Deferred income taxes	122	123
Income taxes payable	336	19
Total current liabilities	24,875	26,635

Deferred income taxes	695	704
Other long-term liabilities	3,345	4,997
Total liabilities	28,915	32,336

Commitments and contingencies
Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
21,085,662 shares issued (20,858,158 at June 30, 2013);
18,687,638 shares outstanding (18,532,623 at June 30, 2013)	2,109	2,086
Additional paid-in capital	181,669	180,324
Retained earnings	30,504	30,104
Accumulated other comprehensive loss:
Currency translation effects	(38)	(641)
Unrealized loss on hedge	(106)	(16)
Treasury stock, at cost, 2,398,024 shares (2,325,535 at June 30, 2013)	(29,091)	(28,016)
Total shareholders’ equity - Zygo Corporation	185,047	183,841
Noncontrolling interest	2,214	2,043
Total equity	187,261	185,884
Total liabilities and equity	$216,176	$218,220

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2013	2012
Cash provided by operating activities:
Net income including noncontrolling interests	$549	$2,994
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	1,434	1,400
Deferred income taxes	4,005	(1,397)
Provision for doubtful accounts	32	(62)
Compensation cost related to share-based payment arrangements	1,256	1,230
Other	5	(133)
Changes in operating accounts:
Receivables	1,913	1,880
Inventories	(346)	477
Prepaid expenses, prepaid taxes and other current assets	600	292
Net billings in excess of revenue recognized on uncompleted contracts	(717)	(2,102)
Accounts payable, accrued expenses and taxes payable	(3,495)	(4,314)
Net cash provided by operating activities from continuing operations	5,236	265
Cash used for investing activities:
Additions to property, plant and equipment	(3,272)	(1,104)
Additions to intangibles	(82)	(11)
Investments and acquisitions	—	(3,155)
Proceeds from the sale and maturity of marketable securities	51	43
Net cash used for investing activities	(3,303)	(4,227)
Cash provided by (used for) financing activities:
Dividend payments to noncontrolling interest	—	(1,094)
Employee stock purchase	27	—
Repurchase of restricted stock	(1,075)	(1,062)
Exercise of employee stock options	84	704
Net cash used for financing activities	(964)	(1,452)
Effect of exchange rate changes on cash and cash equivalents	459	195
Net increase (decrease) in cash and cash equivalents	1,428	(5,219)
Cash and cash equivalents, beginning of period	83,056	84,053
Cash and cash equivalents, end of period	$84,484	$78,834

Supplemental Cash Flow Information

Net cash paid for income taxes was $482 and $1,206 for the three months ended September 30, 2013 and 2012, respectively. Purchases of property, plant and equipment included in accounts payable was $211 and $275 for the three months ended September 30, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currencies; and amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

In management’s opinion, the accompanying balance sheets and related interim statements of income, comprehensive income, and cash flows include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2013, including items incorporated therein by reference.

Adoption of new Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2013, FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). FASB ASC 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year, and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of ASU 2013-11 is to eliminate that diversity in practice.

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015. We are currently evaluating this guidance but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Reclassifications

Certain amounts included in the condensed consolidated balance sheets for the prior year have been reclassified to conform with the current year presentation of “Deferred income taxes” long term liability. In fiscal 2013, “Deferred income taxes” current liability of $123 was reported as a component of Other accrued expenses in the condensed consolidated balance sheet. In fiscal 2014, deferred income taxes is presented separately for September 30, 2014 and 2013.

Note 2: Weighted Average Shares Outstanding

For the three months ended September 30, 2013 and 2012, outstanding stock options and restricted stock awards for 362,812 shares and 132,013 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended September 30,
	2013	2012
Basic weighted average shares outstanding	18,614,648	18,341,320
Dilutive effect of stock options and and restricted shares	639,063	705,784
Diluted weighted average shares outstanding	19,253,711	19,047,104
8

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Shareholders’ Equity	Non- Controlling	Total	Shareholders’ Equity	Non- Controlling	Total
	Zygo Corp.	Interest	Equity	Zygo Corp.	Interest	Equity
Equity, beginning of period	$183,841	$2,043	$185,884	$173,625	$2,355	$175,980

Net income	400	149	549	2,388	606	2,994
Unrealized gain (loss) on hedge	(90)	—	(90)	—	—	—
Foreign currency translation effect	604	22	626	342	66	408
Total	914	171	1,085	2,730	672	3,402
Share-based compensation	1,256	—	1,256	1,615	—	1,615
Repurchase of restricted stock	(1,075)	—	(1,075)	(1,062)	—	(1,062)
Employee stock purchase	27	—	27	—	—	—
Exercise of employee stock options and related tax effect	84	—	84	704	—	704
Dividends attributable to noncontrolling interest	—	—	—	—	(1,094)	(1,094)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2,777)	(378)	(3,155)
Equity, end of period	$185,047	$2,214	$187,261	$174,835	$1,555	$176,390
9

Note 4: Marketable Securities

Marketable securities as of September 30, 2013 consisted of a mutual fund investment comprised primarily of corporate securities classified as a trading security. Dividend and interest income is recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

Trading securities consisted of a mutual fund investment corresponding to elections made in our deferred compensation program. We make quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2013 and 2012, gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at September 30, 2013 and 2012:

	Balance	Gross	Gross
	Beginning of	Unrealized	Unrealized	Contri-	Redemp-	Ending
	Fiscal Year	Gains	Losses	butions	tions	Balance
September 30, 2013 Mutual Fund	$662	$56	$—	$—	$(51)	$667

September 30, 2012 Mutual Fund	$729	$32	$—	$—	$(43)	$718

Note 5.  Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and June 30, 2013:

		Fair value measurements at September 30, 2013
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,737	$23,737	$—	$—
Trading securities	667	667	—	—
Foreign currency hedge	$(384)	—	(384)	—
Total	$24,020	$24,404	$(384)	$—
10

		Fair value measurements at June 30, 2013
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,736	$23,736	$—	$—
Trading securities	662	662	—	—
Foreign currency hedge	(7)	—	(7)	—
Total	$24,391	$24,398	$(7)	$—

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended September 30, 2013 and 2012 of $1,256 and $1,230, respectively, with related tax benefits of $453 and $398, respectively.

Stock Options

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended September 30, 2013 and 2012 was $8.94 and $11.49, respectively. During the three months ended September 30, 2013 and 2012, we granted stock options aggregating 173,688 and 122,934 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended September 30,
	2013	2012
Term	8.5 Years	7.3 Years
Volatility	57.0%	59.2%
Dividend yield	—	—
Risk-free interest rate	2.4%	1.2%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest, which is then amortized over the expected term. During the three months ended September 30, 2013 and 2012, an aggregate of 225,085 and 132,901 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $14.18 and $19.39, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% on the three year anniversary and the remaining 50% on the fourth year anniversary. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

Note 7: Receivables

The following table sets forth the components of accounts receivable at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Trade and other	$30,966	$32,632
Allowance for doubtful accounts	(299)	(272)
	$30,667	$32,360

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013
Raw materials and manufactured parts	$15,579	$14,411
Work in process	10,529	11,300
Finished goods	4,431	4,474
	$30,539	$30,185

Note 9: Property, Plant and Equipment

Property, plant and equipment are stated at cost less depreciation and impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at September 30, 2013 and June 30, 2013:

	September 30,	June 30,	Estimated Useful Life
	2013	2013	(Years)
Land and improvements	$4,030	$4,030	—
Building and improvements	25,941	24,665	15-40
Machinery, equipment and office furniture	61,513	60,905	3-8
Leasehold improvements	1,023	1,009	1-5
Construction in progress	3,078	1,525	—
	95,585	92,134
Accumulated depreciation	(58,981)	(57,791)
	$36,604	$34,343

Depreciation expense was $1,235 and $1,175 for the three months ended September 30, 2013 and 2012, respectively.

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

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Three Months Ended September 30,
	2013	2012
Beginning balance	$647	$1,188
Reductions for payments made	(129)	(910)
Changes in accruals related to pre-existing warranties	(382)	232
Changes in accruals related to warranties made in the current period	662	648
Ending balance	$798	$1,158

Note 11: Intangible Assets

Intangible assets includes patents, customer relationships and technology. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years.

The following table sets forth the components of intangible assets, as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013
Patents	$7,279	$7,198
Customer relationships and technology	2,051	2,051
	9,330	9,249
Accumulated amortization	(4,833)	(4,634)
Total	$4,497	$4,615

Amortization expense related to intangibles was $199 and $225 for the three months ended September 30, 2013 and 2012, respectively. This amortization expense related to intangible assets is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization
Expense
Nine months ending June 30, 2014	$637
Fiscal year ending June 30, 2015	825
Fiscal year ending June 30, 2016	648
Fiscal year ending June 30, 2017	509
Fiscal year ending June 30, 2018	387
Fiscal year ending June 30, 2019	375
Thereafter	1,116
Total	$4,497
13

Note 12: Segment and Major Customer Information

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

The following table sets forth segment net revenue, gross profit and gross margin for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Metrology Solutions
Net revenue	$26,444	$25,878
Gross profit	$14,557	$14,335
Gross margin	55%	55%

Optical Systems
Net revenue	$13,674	$14,328
Gross profit	$3,780	$3,158
Gross margin	28%	22%

Total
Net revenue	$40,118	$40,206
Gross profit	$18,337	$17,493
Gross margin	46%	44%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S.-based.

The following table sets forth revenue by geographic area:

	Three Months Ended September 30,
	2013	2012
Americas	$19,094	$18,863
Japan	8,802	6,331
China	3,747	7,538
Europe	5,271	4,822
Pacific Rim	3,204	2,652
Total	$40,118	$40,206

Revenue from one customer accounted for 14% of net revenue for the three months ended September 30, 2013 and is included in the Metrology Solutions segment, and revenue from another customer accounted for 12% of net revenue for the three months ended September 30, 2012 and is included in the Optical Systems segment.

Note 13: Transactions with Shareholder

Revenue from Canon Inc., a shareholder, and Canon Sales Co. Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3,258 and $2,812 (8% and 7% of net revenue, respectively) for the three months ended September 30, 2013 and 2012, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2013 and June 30, 2013, there were, in the aggregate, $1,225 and $1,771, respectively, of trade accounts receivable from Canon.

Note 14: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes.

Most derivative contracts are used as hedges but are not designated or qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These non-qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the point of shipment to the point of collection, generally three to six months and are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in Miscellaneous income (expense), net. Any gains and losses on the fair value of these derivative contracts would largely offset corresponding foreign currency losses and gains on the underlying transactions.

In the case of derivative contracts used as hedges for significant orders with shipping dates that may extend more than six months in the future, we may designate those derivative contracts as cash flow hedges that qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the order date through shipment and collection. For these cash flow hedges, any gains or losses on the fair value of these contracts would be charged to accumulated other comprehensive income (“AOCI”) and subsequently relieved to net revenue upon shipment to the customer. In addition, at the point of shipment to the customer, the cash flow hedge will be de-designated, with any future gains or losses from that point forward being charged to Miscellaneous income (expense), net which would then largely offset corresponding losses and gains on the underlying receivable transactions. In the case where a designated cash flow hedge is accounted for under the spot method, a portion of the otherwise AOCI adjustment would be charged to Miscellaneous income (expense), net and not offset by any corresponding gains or losses on an underlying transaction up to the point of shipment or revenue recognition.

Derivatives not designated as hedging instruments.

As of September 30, 2013, we had nine foreign currency forward contracts outstanding involving our German operations with notional amounts aggregating $3,003. These foreign currency hedges are not designated as hedging instruments. Net unrealized gains (losses) recognized from foreign currency forward contracts for the three months ended September 30, 2013 and 2012 were ($183) and $43, respectively, and were included in Miscellaneous income (expense), net in the condensed consolidated statements of operations. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries.

The following table summarizes the fair value of derivative instruments as of September 30, 2013 and June 30, 2013.

Derivatives not designated as hedging instruments			Balance sheet location

September 30, 2013	Number of foreign exchange contracts:	9	Other accrued expenses	$36

June 30, 2013	Number of foreign exchange contracts:	11	Prepaid expenses, prepaid taxes and other current assets	$147

Derivative designated as a hedging instrument.

As of September 30, 2013, we had one foreign currency forward contract outstanding involving our Japanese operations with a notional amount of $26,183 to protect against foreign currency fluctuations for current transactions and longer term orders denominated in Japanese Yen.

This foreign currency hedge is designated as a hedging instrument qualifying as a cash flow hedge utilizing a window forward approach used in situations where multiple shipments occur over a period of time. The cash flow hedge is in effect for the period of April 2013 through June 30, 2014. The cash flow hedge is evaluated quarterly to ensure that hedge accounting treatment still applies.

This window forward approach allows for the use of the spot method to determine the amount to be included in AOCI. This method requires current period expensing of the impact of changes to the forward rates while allowing the changes of the spot rates to be recorded in AOCI. At the time the various shipments occur, AOCI is relieved for a pro-rata amount of the basis and is reclassed to net revenue in the consolidated statements of operations. Concurrently, that portion of the hedge related to current shipments is de-designated as a cash flow hedge for accounting purposes and any future changes in fair value related to that portion of the hedge will be included in Miscellaneous income (expense), net in the condensed consolidated statements of operations. These gains and losses from the de-designated portion of the hedge are substantially offset by foreign exchange losses and gains on balances recorded by our subsidiary.

Net unrealized gains (losses) recognized from the ineffective portion of the cash flow hedge for the three months ended September 30, 2013 was $47 and the de-designated portion of the hedge for the same period was ($32) and both were included in Miscellaneous income (expense), net in the condensed consolidated statements of operations. Amounts reclassified from AOCI based on revenue to customers resulted in a revenue decrease of $66. The amounts in AOCI are forecasted to be reclassed into net revenue over the next nine months.

The following table summarizes the foreign exchange cash flow hedge value as of September 30, 2013 and June 30, 2013:

Foreign currency derivative designated as hedging instruments			Balance sheet location

September 30, 2013	Number of foreign exchange contracts:	1	Other accrued expenses	$348

			Accumulated other comprehensive loss	($169)

June 30, 2013	Number of foreign exchange contracts:	1	Other accrued expenses	$154

			Accumulated other comprehensive loss	($25)
16

Note 15: Income Taxes

	Three Months Ended September 30,
	2013		2012
	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$3,160	85%	$1,433	32%

Income tax expense for the three months ended September 30, 2013 resulted from an annual effective tax rate of 37% and discrete tax items primarily related to an error in recording deferred tax asset balances as of June 30, 2013 related to state research and development credits of $3,499, which are available for use to offset future state taxes on capital, partially offset by a reduction of reserves against uncertain tax positions related to transfer pricing of $1,910. Income tax expense for the three months ended September 30, 2012 included a tax benefit of $398 to correct an error in recording deferred tax asset balances as of June 30, 2012 relating to fixed assets and foreign tax credits.

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

In the normal course of business, we analyze for uncertain tax positions and adjust unrecognized tax benefits or liabilities accordingly. For the three months ended September 30, 2013, we reduced the unrecognized tax liability, as noted above, for uncertain tax positions by $1,910 to account for the benefit of previously taxed income in the United States when applying transfer pricing adjustments to the United States income. We are not aware of any tax positions that would create a material adjustment to the unrecognized tax benefits during the next twelve months.

Note 16: Commitments and Contingencies

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of their Richmond, California operations. These assets were acquired for $12,475, of which $7,142 was in cash, and the balance was future consideration, with a then net present value of $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount. The volume discount portion of the agreement expires on December 31, 2013. The balance of future consideration at September 30, 2013 is $683, included in Other accrued expenses on the condensed consolidated balance sheet.

From time to time we are subject to certain legal proceedings and claims that arise in the ordinary course of business.

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

Note 17: Subsequent Event

On October 21, 2013, by mutual agreement with the Company’s Board of Directors, Dr. Chris L. Koliopoulos stepped down as the Chairman of the Board, President and Chief Executive Officer of the Company. In connection with Dr. Koliopoulos’ separation from Zygo, Zygo entered into a Separation Agreement (“Agreement”) with Dr. Koliopoulos, which provides for the terms of his separation and severance from the Company. Among other things, the Agreement provides that the Company will make an upfront cash payment to Dr. Koliopoulos of $125,000, less applicable tax withholdings, and salary continuation payments in the amount of $450,900 per year for a period of two years and provide continued group health coverage for 18 months. Dr. Koliopoulos’ unvested outstanding Zygo stock options (except with respect to 26,250 shares) became fully vested and the expiration date of 447,062 of Company stock options held by Dr. Koliopoulos was extended to April 2015. Dr. Koliopoulos also vested in 51,574 restricted stock units, with the remaining 65,148 unvested restricted stock units being cancelled. The Company will record additional compensation expense in the quarter ending December 31, 2013 in connection with the modified stock awards. The Agreement contains certain restrictive covenants on the part of Dr. Koliopoulos, including non-solicitation of employees, non-interference with business relationships and noncompetition, each for a period of two years from the date of the Agreement and provides for recoupment by Zygo of all amounts paid to Dr. Koliopoulos under the Agreement in the event a court determines that Dr. Koliopoulos has failed to comply with any of these restrictive covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. We conduct the majority of our manufacturing in a 153,500 square foot facility in Middlefield, Connecticut, a 55,300 square foot facility in Richmond, California, and a 110,020 square foot facility in Tucson, Arizona.

Bookings for the first quarter of fiscal 2014 of $37.0 million were essentially flat when compared with bookings of $37.3 million in the first quarter of fiscal 2013 and a decrease of 12% compared with bookings of $42.0 million in the fourth quarter of fiscal 2013. Bookings for the Metrology Solutions segment were 63% of the total; Optical Systems segment bookings were 37%. Backlog was $86.7 million at September 30, 2013, compared with $65.1 million at September 30, 2012, and $89.8 million at June 30, 2013. Bookings and backlog consist of orders expected to be delivered and recognized as revenue within twelve months. Bookings are generally converted to revenue during the period between one month and one year from receipt of order.

During the first quarter of fiscal 2014, several large orders were received. One order, from a medical device company, represents a follow-on order for high performance lens assemblies and a second order, from a semiconductor equipment manufacturer, was for high precision assemblies. While overall orders and shipments related to the semiconductor industry continue to be muted, shipments planned for the second quarter of fiscal 2014 will benefit from the delivery of a significant portion of the multiple orders that were announced during the fourth quarter of fiscal 2013 for advanced metrology systems and optical components in support of 450 mm wafer systems development.

Current year results reflect tax expense at the full annual effective tax rate of 37%. The first quarter of fiscal 2014 tax expense was impacted by discrete tax items related to an error in recording deferred tax asset balances as of June 30, 2013 on state research and development credits and reserves for uncertain tax positions related to transfer pricing.

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, marketable securities, warranty obligations, income taxes, long-lived assets, share-based payments and accruals for health insurance. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, management considers the Company’s policies on revenue recognition and allowance for doubtful accounts; inventory valuation; other-than-temporary impairment of marketable securities; share-based compensation; warranty costs; accounting for income taxes; valuation of long-lived assets; and accruals for health insurance to be critical accounting policies due to the estimates, assumptions and application of judgment involved in each.

Adoption of new Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2013, FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). FASB ASC 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year, and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of ASU 2013-11 is to eliminate that diversity in practice.

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015.

Results of Operations

Net Revenue by Segment

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended September 30

Metrology Solutions	$26.4	66%	$25.9	64%
Optical Systems	13.7	34%	14.3	36%
Total	$40.1	100%	$40.2	100%

Net revenue for the three months ended September 30, 2013 decreased $0.1 million compared with the prior year period, reflecting decreases in the Optical Systems segment revenue of 4%, partially offset by an increase in the Metrology Solutions segment of 2%.

The decrease in the Optical Systems segment revenue was primarily due to volume decreases in the extreme precision optics group of $1.9 million related to the sluggish semiconductor capital equipment market and in contract manufacturing of $0.6 million, partially offset by an increase in optical components net revenue of $1.9 million. The increase in the Metrology Solutions segment was due to volume increases of $4.4 million in semiconductor-related products, primarily in lithography products partially offset by the volume reduction in the instruments product lines related to several large systems shipments that occurred in the prior year period.

Revenue from one customer accounted for 14% of net revenue for the three months ended September 30, 2013 and is included in the Metrology Solutions segment, and revenue from another customer accounted for 12% of net revenue for the three months ended September 30, 2012 and is included in the Optical Systems segment.

Revenue denominated in U.S. dollars for the three months ended September 30, 2013 and 2012 were 68% and 79%, respectively. The balance of revenue was denominated in Euro, Yen and Yuan. Revenue denominated in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue from these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended September 30

Metrology Solutions	$14.5	55%	$14.3	55%
Optical Systems	3.8	28%	3.2	22%
Total	$18.3	46%	$17.5	44%

Gross margin for the three months ended September 30, 2013 was 46%, an increase of two percentage points from the comparable prior year period. Gross margin in the Metrology Solutions segment for the three months ended September 30, 2013 remained unchanged from the prior year period even as the product mix changed with a higher percentage of revenue being derived from lithography shipments in the current year. The gross margin of the Optical Systems segment for the three months ended September 30, 2013 increased by six percentage points compared with the prior year period due to stronger margins achieved on certain custom orders and to product mix.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended September 30	$10.0	25%	$8.5	21%

SG&A increased in the three months ended September 30, 2013 by $1.5 million from the comparable prior year period, primarily due to costs associated with a terminated acquisition and increased employee-related costs, including group insurance costs.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended September 30,	$5.0	12%	$4.6	11%

RD&E for the three months ended September 30, 2013 increased by $0.4 million compared with the prior year period primarily due to increases in spending in semiconductor-related projects and costs associated with the instruments product lines, including the Nexview product introduced during the first quarter.

Other Income (Expense)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended September 30	$0.3	1%	$—	0%

Other income for the three months ended September 30, 2013 consisted primarily of an adjustment to reduce the purchase discount liability.

Income Tax Expense

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended September 30	$3.2	85%	$1.4	32%

Income tax expense for the three months ended September 30, 2013 resulted from an annual effective tax rate of 37% and discrete tax items primarily related to an adjustment to correct an error in recording deferred tax asset balances as of June 30, 2013 related to state research and development credits of $3.5 million, which are available for use to offset future state taxes on capital, partially offset by a reduction of reserves against uncertain tax positions of $1.9 million primarily related to transfer pricing. Income tax expense for the three months ended September 30, 2012 included a tax benefit of $0.4 million to correct an error in recording deferred tax asset balances as of June 30, 2012 relating to fixed assets and foreign tax credits.

TRANSACTIONS WITH SHAREHOLDER

Revenue from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $3.3 million and $2.8 million (8% and 7% of net revenue, respectively) for the three months ended September 30, 2013 and 2012, respectively. Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At September 30, 2013 and June 30, 2013, there were $1.2 million and $1.8 million, respectively, of trade accounts receivable from Canon.

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

At September 30, 2013, cash and cash equivalents were $84.5 million, an increase of $1.4 million from $83.1 million at June 30, 2013. As of September 30, 2013, there are less than $0.1 million in standby letters of credit outstanding. These letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments, expiring at varying dates through January 2014. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities for the three months ended September 30, 2013 of $5.2 million was primarily due to net earnings and non-cash adjustments of $7.3 million (primarily due to deferred taxes of $4.0 million) and decreased receivables of $1.9 million, partially offset by a decrease in accounts payable, accrued expenses and taxes payable of $3.5 million. Cash provided by operating activities for the three months ended September 30, 2012 of $0.3 million was primarily due to net earnings and non-cash adjustments of $4.0 million and reductions to receivables of $1.9 million, mostly offset by decreases in accounts payable, accrued expenses and taxes payable of $4.3 million, and revenue recognized in excess of billings on uncompleted contracts of $2.1 million.

Cash used for investing activities for the three months ended September 30, 2013 of $3.3 million resulted from the purchase of property, plant and equipment of $3.3 million, of which $1.7 million was for building improvements. Cash used for investing activities for the three months ended September 30, 2012 of $4.2 million was due primarily to the purchase of the noncontrolling interest of ZygoLOT for €2.5 million or $3.2 million.

Cash used for financing activities for the three months ended September 30, 2013 was $1.0 million, primarily to repurchase restricted stock of $1.1 million. Cash used for financing activities for the three months ended September 30, 2012 was $1.5 million, primarily related to dividend payment to noncontrolling interest of $1.1 million and repurchase of restricted stock of $1.1 million.

Currently, the Company has no outstanding bank debt and does not pay a dividend. In the future, if the need for debt or credit lines arises, there is no assurance that we would be able to secure such financing. We believe we have sufficient cash flows from operations and cash reserves to maintain adequate amounts of liquidity and to meet our future liquidity requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating parts of our business that are not consolidated into our financial statements. We have not guaranteed any obligations of a third party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended September 30, 2013. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (the “2013 Annual Report”) for a discussion of our exposure to market risk.

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

We initially identified a material weakness as of June 30, 2012 related to inadequate design of processes, procedures and controls regarding our accounting for income taxes and, subsequently, concluded that our internal control over financial reporting was not effective at each of June 30, 2012 and 2013. During the period since June 30, 2012, we have implemented, and are continuing to implement, additional controls in our financial reporting process, including adding control processes to aid in preparing the amounts related to income taxes, particularly certain tax assets and liabilities and the current and deferred income tax expense to ensure those amounts are recorded in accordance with accounting principles generally accepted in the United States of America, and have added external accounting resources to prepare and assist in the review of our accounting for income taxes. While significant actions have been taken during fiscal 2013 and fiscal 2014 to remediate the material weakness, we continue the remediation process of designing and implementing effective internal controls around the accounting for income taxes. We anticipate that the Company’s actions described above and resulting improvements in controls will strengthen Zygo’s internal control over financial reporting and over time address the related material weakness.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended September 30, 2013), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures being implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed, and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended September 30, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors

Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K includes a listing of risk factors that could materially affect our business, financial condition, or future results, including a risk related to senior management. There have been no material changes in risk factors except as described below; however, the risks described in our 2013 Annual Report and below may not be the only risks facing the Company.

Zygo is subject to changes in senior management that could affect the operation of the Company.

Unforeseen or anticipated changes in senior management could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management. As reported in October 2013, following the mutual decision of Dr. Chris L. Koliopoulos and Zygo’s Board of Directors, Dr. Koliopoulos stepped down as the Chairman of the Board, President and Chief Executive Officer of the Company. The Board has appointed Gary K. Willis as interim Chief Executive Officer and Michael A. Kaufman as Chairman of the Board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about stock repurchases during the quarter ended September 30, 2013 under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon the vesting of restricted stock awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2013 - July 31, 2013	26,451	$16.23	—	$5.0
August 1, 2013 - August 31, 2013	40,437	$14.04	—	$5.0
September 1, 2013 - September 30, 2013	5,491	$13.86	—	$5.0

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended September 30, 2013, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
24

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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
Gary K. Willis
Chief Executive Officer

/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer

Date: November 11, 2013

26

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