Form 10-Q
period 2013-12-31
ZYGO CORP
filed 2014-02-25
CIK 730716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                                            December 31, 2013

or

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

18,893,149 shares of Common Stock, $.10 Par Value, at January 31, 2014

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, financial condition and operations and the business strategy, plans, anticipated revenue, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supply chain risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development and introductions; rapid technological and market change; risks in international operations; risks related to the integration of manufacturing facilities; risks related to any reorganization of our business; risks related to changes in management personnel, including risks related to the Company’s recent and announced changes in Senior Management and the Board of Directors; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental conditions and regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; and risks related to business acquisitions.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net revenue	$48,161	$34,635	$88,279	$74,841
Cost of goods sold	23,365	19,352	45,146	42,065
Gross profit	24,796	15,283	43,133	32,776

Selling, general and administrative expenses	13,070	8,568	23,023	17,089
Research, development and engineering expenses	5,209	4,502	10,174	9,083
Operating profit	6,517	2,213	9,936	6,604

Other income (expense)
Miscellaneous income (expense), net	(185)	(208)	105	(172)
Total other income (expense)	(185)	(208)	105	(172)
Income before income taxes, including noncontrolling interest	6,332	2,005	10,041	6,432
Income tax expense	(2,135)	(1,064)	(3,540)	(3,106)
Net income including noncontrolling interest	4,197	941	6,501	3,326
Less: Net income attributable to noncontrolling interest	143	103	292	709
Net income attributable to Zygo Corporation	$4,054	$838	$6,209	$2,617

Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.22	$0.05	$0.33	$0.14
Diluted earnings per share	$0.21	$0.04	$0.32	$0.14

Weighted average shares outstanding
Basic shares	18,802	18,455	18,708	18,398
Diluted shares	19,333	19,070	19,292	19,060

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED) (Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to Zygo Corporation	$4,054	$838	$6,209	$2,617

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(61)	(43)	564	365

Changes in unrealized cashflow hedge
Unrealized cash flow hedging gain (loss) arising during the period	701	—	482	—
Less: Gain reclassified into revenue	305	—	239	—
Unrealized cash flow hedging gain (loss) at the end of the period	396	—	243	—
Tax benefit (expense)	(147)	—	(84)	—
Changes in unrealized cash flow hedge	249	—	159	—
				—
Other comprehensive income, net of tax benefit	188	(43)	723	365

Comprehensive income	4,242	795	6,932	2,982
Less: comprehensive income (loss) attributable to noncontrolling interest	(9)	38	13	104
Comprehensive income attributable to Zygo Corporation	$4,251	$757	$6,919	$2,878

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$90,441	$83,056
Receivables, net of allowance for doubtful accounts of $300 and $272, respectively	31,483	32,360
Inventories	31,272	30,185
Prepaid expenses, prepaid taxes and other current assets	5,429	5,429
Revenue recognized in excess of billings on uncompleted contracts	5,123	5,342
Deferred income taxes	10,384	8,631
Total current assets	174,132	165,003
Marketable securities	644	662
Property, plant and equipment, net	37,191	34,343
Deferred income taxes	9,026	10,490
Intangible assets, net	4,339	4,615
Total assets	$225,332	$215,113

Liabilities and Equity
Current liabilities:
Accounts payable	$7,951	$7,170
Progress payments and deferred revenue	5,412	4,538
Billings in excess of costs and estimated earnings on uncompleted contracts	2,855	6,481
Accrued salaries and wages	6,834	3,746
Other accrued expenses	3,478	4,558
Deferred income taxes	122	123
Income taxes payable	150	19
Total current liabilities	26,802	26,635

Deferred income taxes	1,568	704
Other long-term liabilities	4,807	3,769
Total liabilities	33,177	31,108

Commitments and contingencies

Equity:
Common stock, $0.10 par value per share: 40,000,000 shares authorized; 21,306,223 shares issued (20,858,158 at June 30, 2013); 18,870,502 shares outstanding (18,532,623 at June 30, 2013)	2,131	2,086
Additional paid-in capital	184,782	181,694
Retained earnings	33,064	26,855
Accumulated other comprehensive income (loss):
Currency translation effects	(90)	(641)
Unrealized gain (loss) on hedge	143	(16)
Treasury stock, at cost, 2,435,721 shares (2,325,535 at June 30, 2013)	(29,765)	(28,016)
Total shareholders’ equity - Zygo Corporation	190,265	181,962
Noncontrolling interest	1,890	2,043
Total equity	192,155	184,005
Total liabilities and equity	$225,332	$215,113

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2013	2012
Cash provided by operating activities:
Net income including noncontrolling interests	$6,501	$3,326
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	2,928	2,783
Deferred income taxes	1,586	(939)
Provision for doubtful accounts	32	(110)
Compensation cost related to share-based payment arrangements	2,821	2,756
Other	(36)	132
Changes in operating accounts:
Receivables	525	2,890
Inventories	(1,047)	(1,906)
Prepaid expenses, prepaid taxes and other current assets	589	(3,012)
Net billings in excess of revenue recognized on uncompleted contracts	(3,405)	(2,994)
Accounts payable, accrued expenses and taxes payable	3,733	(1,391)
Net cash provided by operating activities from continuing operations	14,227	1,535
Cash used for investing activities:
Additions to property, plant and equipment	(5,430)	(3,510)
Additions to intangibles	(123)	(76)
Investments and acquisitions	—	(3,155)
Proceeds from the sale and maturity of marketable securities	108	88
Net cash used for investing activities	(5,445)	(6,653)
Cash used for financing activities:
Dividend payments to noncontrolling interest	(458)	(1,742)
Employee stock purchase	56	15
Repurchase of restricted stock	(1,748)	(1,078)
Exercise of employee stock options	255	868
Net cash used for financing activities	(1,895)	(1,937)
Effect of exchange rate changes on cash and cash equivalents	498	349
Net increase (decrease) in cash and cash equivalents	7,385	(6,706)
Cash and cash equivalents, beginning of period	83,056	84,053
Cash and cash equivalents, end of period	$90,441	$77,347

Supplemental Cash Flow Information

Net cash paid for income taxes was $978 and $4,140 for the six months ended December 31, 2013 and 2012, respectively. Purchases of property, plant and equipment included in accounts payable was $85 and $132 for the six months ended December 31, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation
Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currencies; and amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the condensed consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

In management’s opinion, the accompanying condensed consolidated balance sheets and condensed consolidated interim statements of income, comprehensive income, and cash flows include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2013, including items incorporated therein by reference.

Adoption of new Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements and is not expected to have a material impact on future financial statements.

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

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015, unless earlier adopted. We are currently evaluating this guidance but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Reclassifications
Certain amounts included in the condensed consolidated balance sheets for the prior year have been reclassified to conform with the current year presentation of “Deferred income taxes” long term liability. In fiscal 2013, “Deferred income taxes” current liability of $123 was reported as a component of other accrued expenses in the condensed consolidated balance sheet. In fiscal 2014, deferred income taxes is presented separately for December 31, 2013 and June 30, 2013.

Note 2: Weighted Average Shares Outstanding

For the three and six months ended December 31, 2013, outstanding stock options and restricted stock awards for 391,894 shares and 382,325 shares, respectively, (for the three and six months ended December 31, 2012, outstanding stock options and restricted stock awards for 332,023 shares and 214,383 shares, respectively) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic weighted average shares outstanding	18,801,670	18,455,136	18,708,159	18,398,228
Dilutive effect of stock options and restricted shares	530,833	614,540	583,420	661,594
Diluted weighted average shares outstanding	19,332,503	19,069,676	19,291,579	19,059,822
8

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013			2012
	Shareholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity	Shareholders’ Equity Zygo Corp.	Non- Controlling Interest	Total Equity
Equity, beginning of period	$181,962	$2,043	$184,005	$173,482	$2,355	$175,837

Net income	6,209	292	6,501	2,617	709	3,326
Unrealized gain on hedge	159	—	159	—	—	—
Foreign currency translation effect	551	13	564	261	104	365
Total	6,919	305	7,224	2,878	813	3,691
Share-based compensation	2,821	—	2,821	3,988	—	3,988
Repurchase of restricted stock	(1,748)	—	(1,748)	(1,078)	—	(1,078)
Employee stock purchase	56	—	56	15	—	15
Exercise of employee stock options and related tax effect	255	—	255	868	—	868
Dividends attributable to noncontrolling interest	—	(458)	(458)	—	(1,101)	(1,101)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2,777)	(378)	(3,155)
Equity, end of period	$190,265	$1,890	$192,155	$177,376	$1,689	$179,065

Note 4: Marketable Securities

Marketable securities as of December 31, 2013 consisted of a mutual fund investment comprised primarily of corporate securities classified as a trading security corresponding to elections made in our deferred compensation program. Dividend and interest income are recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

We make quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2013 and 2012, of gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at December 31, 2013 and 2012:

	Balance Beginning of Fiscal Year	Gross Unrealized Gains	Gross Unrealized Losses	Contributions	Redemptions	Ending Balance
December 31, 2013 Mutual Fund	$662	$90	$—	$—	$(108)	$644

December 31, 2012 Mutual Fund	$729	$42	$—	$—	$(88)	$683
9

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and June 30, 2013:

		Fair value measurements at December 31, 2013
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,739	$23,739	$—	$—
Trading securities	644	644	—	—
Foreign currency hedge	$678	—	678	—
Total	$25,061	$24,383	$678	$—

		Fair value measurements at June 30, 2013
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,736	$23,736	$—	$—
Trading securities	662	662	—	—
Foreign currency hedge	(7)	—	(7)	—
Total	$24,391	$24,398	$(7)	$—
10

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended December 31, 2013 and 2012 of $1,565 and $1,526, respectively, with related tax benefits of $569 and $549, respectively. For the six months ended December 31, 2013 and 2012, we recorded share-based compensation expense of $2,821 and $2,756, respectively, with related tax benefits of $1,025 and $992, respectively.

Stock Options

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

There were no stock option grants for the three months ended December 31, 2013 and 2012. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended December 31, 2013 and 2012 was $8.53 and $11.49, respectively. During the six months ended December 31, 2013 and 2012, we granted stock options aggregating 166,938 and 122,934 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Six Months Ended December 31,
	2013	2012
Term	8.5 Years	7.3 Years
Volatility	57.0%	59.2%
Dividend yield	—	—
Risk-free interest rate	2.4%	1.2%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares anticipated to fully vest, which is then amortized over the expected term. During the three months ended December 31, 2013 and 2012, an aggregate of 30,000 restricted stock units in each period were issued at a weighted average stock price at date of grant of $14.90 and $14.52, respectively. During the six months ended December 31, 2013 and 2012, an aggregate of 213,195 and 162,901 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $14.43 and $18.49, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% on the three-year anniversary and the remaining 50% on the fourth year anniversary. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

11

Note 7: Receivables

The following table sets forth the components of accounts receivable at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Trade and other	$31,783	$32,632
Allowance for doubtful accounts	(300)	(272)
	$31,483	$32,360

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Raw materials and manufactured parts	$16,032	$14,411
Work in process	11,813	11,300
Finished goods	3,427	4,474
	$31,272	$30,185

Note 9: Property, Plant and Equipment

Property, plant and equipment are stated at cost less depreciation and impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013	Estimated Useful Life (Years)
Land and improvements	$4,030	$4,030	—
Building and improvements	26,913	24,665	15-40
Machinery, equipment and office furniture	62,587	60,905	3-8
Leasehold improvements	721	1,009	1-5
Construction in progress	2,234	1,525	—
	96,485	92,134
Accumulated depreciation	(59,294)	(57,791)
	$37,191	$34,343

Depreciation expense was $1,295 and $1,169 for the three months ended December 31, 2013 and 2012, respectively and $2,530 and $2,344 for the six months ended December 31, 2013 and 2012.

12

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

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Six Months Ended December 31,
	2013	2012
Beginning balance	$647	$1,188
Reductions for payments made	(258)	(467)
Changes in accruals related to pre-existing warranties	(263)	53
Changes in accruals related to warranties made in the current period	677	287
Ending balance	$803	$1,061

Note 11: Intangible Assets

Intangible assets includes patents, customer relationships and technology. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years.

The following table sets forth the components of intangible assets, as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Patents	$7,310	$7,198
Customer relationships and technology	2,051	2,051
	9,361	9,249
Accumulated amortization	(5,022)	(4,634)
Total	$4,339	$4,615

Amortization expense related to intangibles was $199 and $214 for the three months ended December 31, 2013 and 2012, respectively, and $398 and $439 for the six months ended December 31, 2013 and 2012, respectively. This amortization expense related to intangible assets is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of December 31, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
Six months ending June 30, 2014	$440
Fiscal year ending June 30, 2015	827
Fiscal year ending June 30, 2016	651
Fiscal year ending June 30, 2017	512
Fiscal year ending June 30, 2018	390
Fiscal year ending June 30, 2019	377
Thereafter	1,142
Total	$4,339
13

Note 12: Segment and Major Customer Information

Our business is organized into two operating divisions and reporting segments – Metrology Solutions and Optical Systems. The Metrology Solutions segment includes 3-Dimensional surface metrology products, precision positioning systems and custom-engineered solutions used in the semiconductor capital equipment, research, defense and industrial markets. The Optical Systems segment designs, develops and manufactures high precision optical components and electro-optical systems used in the semiconductor capital equipment, defense, life sciences and research markets. The chief operating decision-maker uses this information to allocate resources.

The following table sets forth segment net revenue, gross profit and gross margin for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Metrology Solutions
Net revenue	$33,875	$21,416	$60,319	$47,294
Gross profit	$20,552	$11,595	$35,169	$25,928
Gross margin	61%	54%	58%	55%

Optical Systems
Net revenue	$14,286	$13,219	$27,960	$27,547
Gross profit	$4,244	$3,688	$7,964	$6,848
Gross margin	30%	28%	28%	25%

Total
Net revenue	$48,161	$34,635	$88,279	$74,841
Gross profit	$24,796	$15,283	$43,133	$32,776
Gross margin	51%	44%	49%	44%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S.-based.

The following table sets forth revenue by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Americas	$20,850	$19,755	$39,944	$38,618
Japan	16,710	5,336	25,511	11,667
China	4,104	3,498	7,852	11,036
Europe	3,790	4,397	9,061	9,219
Pacific Rim	2,707	1,649	5,911	4,301
Total	$48,161	$34,635	$88,279	$74,841

Revenue from one customer in the Metrology Solutions Segment accounted for 24% and 19% of net revenue for the three and six months ended December 31, 2013, respectively. These revenues related primarily to the shipments of the precision positioning systems. The fulfillment of these large orders is expected to be completed by our fiscal year end. No customer accounted for over 10% of our revenue for the three months ended December 31, 2012. Revenue from one customer in the Metrology Solutions Segment accounted for 10% of net revenue for the six months ended December 31, 2012.

14

Note 13: Transactions with Shareholder

Revenue from Canon Inc., a shareholder, and Canon Sales Co. Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,750 and $2,855 (9.9% and 8% of net revenue, respectively) for the three months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, revenues from Canon amounted to $8,008 and $5,668 (9% and 8% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2013 and June 30, 2013, there were, in the aggregate, $1,569 and $1,771, respectively, of trade accounts receivable from Canon.

Note 14: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes.

Most derivative contracts are used as hedges but do not qualify and are not designated as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These non-qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the point of shipment to the point of collection, generally three to six months, and are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in Miscellaneous income (expense), net. Any gains and losses on the fair value of these derivative contracts would largely offset corresponding foreign currency losses and gains on the underlying transactions.

In the case of derivative contracts used as hedges for significant orders with shipping dates that may extend more than six months in the future, we may designate those derivative contracts as cash flow hedges that qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the order date through shipment and collection. For these cash flow hedges, any gains or losses on the fair value of these contracts would be charged to the account accumulated other comprehensive income (“AOCI”) and subsequently relieved to net revenue upon shipment to the customer. In addition, at the point of shipment to the customer, the cash flow hedge will be de-designated, with any future gains or losses from that point forward charged to Miscellaneous income (expense), net. Those gains and losses would be expected to largely offset corresponding losses and gains on the underlying receivable transactions. In the case where a designated cash flow hedge is accounted for under the spot method, a portion of the adjustment that would otherwise be accounted for in AOCI would be charged to Miscellaneous income (expense), net and would not be offset by any corresponding gains or losses on an underlying transaction up to the point of shipment or revenue recognition.

Derivatives not designated as hedging instruments

As of December 31, 2013, we had seven foreign currency forward contracts outstanding involving our German operations with notional amounts aggregating $1,870. These foreign currency hedges are not designated as hedging instruments. Net unrealized gains (losses) recognized from foreign currency forward contracts for the three months ended December 31, 2013 and 2012 were ($22) and $244, respectively. For the six months ended December 31, 2013 and 2012, net unrealized gains (losses) recognized from foreign currency forward contracts were ($134) and $201, respectively. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries and were included in Miscellaneous income (expense), net in the condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2013 and June 30, 2013.

Derivatives not designated as hedging instruments			Balance sheet location

December 31, 2013	Number of foreign exchange contracts:	7	Other accrued expenses	$58

June 30, 2013	Number of foreign exchange contracts:	11	Prepaid expenses, prepaid taxes and other current assets	$147
15

Derivative designated as a hedging instrument.

As of December 31, 2013, we had one foreign currency forward contract outstanding involving our Japanese operations with a notional amount of $13,586 to protect against foreign currency fluctuations for current transactions and longer term orders denominated in Japanese Yen.

This foreign currency hedge is designated as a hedging instrument qualifying as a cash flow hedge utilizing a window forward approach used in situations where multiple shipments occur over a period of time. The cash flow hedge is in effect for the period of April 2013 through June 2014. The cash flow hedge is evaluated quarterly to ensure that hedge accounting treatment still applies.

The window forward approach provides for the use of the spot method to determine the amount to be included in AOCI. This method requires current period expensing of the impact in changes to the forward rates while allowing the changes in the spot rate to be recorded in AOCI. At the time the various shipments occur, AOCI is relieved for a pro-rata amount of the basis which is reclassified to net revenue in the condensed consolidated statements of operations. Concurrently, that portion of the hedge related to current shipments is de-designated as a cash flow hedge for accounting purposes and any future changes in fair value related to that portion of the hedge is included in Miscellaneous income (expense), net in the condensed consolidated statements of operations. These gains and losses from the de-designated portion of the hedge are substantially offset by foreign exchange losses and gains on balances recorded by our subsidiary.

Net unrealized gains (losses) recognized from the ineffective portion of the cash flow hedge for the three and six months ended December 31, 2013 was $16 and $63, respectively, and the de-designated portions of the hedge for the same periods were $562 and $530, respectively, included in Miscellaneous income (expense), net in the condensed consolidated statements of operations. Amounts reclassified from AOCI to revenue based on shipments to customers resulted in increases in net revenue of $305 and $239 for the three and six months ended December 31, 2013, respectively. The remaining amounts in AOCI are forecasted to be reclassified into net revenue over the next six months.

The following table summarizes the foreign exchange cash flow hedge value as of December 31, 2013 and June 30, 2013:

Foreign currency derivative designated as hedging instruments			Balance sheet location

December 31, 2013	Number of foreign exchange contracts:	1	Derivative asset	$736

			Accumulated other comprehensive income	$227

June 30, 2013	Number of foreign exchange contracts:	1	Other accrued expenses	$154

			Accumulated other comprehensive loss	($25)

16

Note 15: Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012

	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %

Income tax expense	$2,135	34%	$1,064	53%	$3,540	35%	$3,106	48%

Income tax expense for the six months ended December 31, 2013 resulted from an annual effective tax rate of 39%, reduced by recording foreign tax credits upon completion of a full foreign tax credit study. Income tax expense for the six months ended December 31, 2012 did not include federal research and development credits due to expiration of the credit, which was not renewed until the third quarter.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audit or tax adjustments for years prior to June 30, 2007, except to the extent there are NOLs and credits arising from any of those years. Those years are subject to audit at the time the NOLs or credits available from those years are utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

In the normal course of business, we analyze for uncertain tax positions and adjust unrecognized tax benefits or liabilities accordingly. For the three and six months ended December 31, 2013, we recognized additional liabilities for uncertain tax positions of $148 and $192, respectively. We are not aware of any tax positions that would create a material adjustment to unrecognized tax benefits during the next twelve months.

As previously reported, the Company has been performing a review of its tax accounts, assisted by outside consultants as appropriate. As a result of that review, the Company reported in its earnings press release for the second quarter of fiscal 2014 that, subsequent to the issuance of the financial information for the period ended December 31, 2012, the Company’s management identified certain errors in the Company’s accounting for income taxes. Upon completion of this review, the Company identified two errors in addition to the errors reported in its earnings press release, all of which the Company determined to be immaterial to the financial information:

(1)	An overstatement in recorded tax expense related to certain transactions with foreign subsidiaries, partially offset by an understatement in tax expense recorded in a reduction of reserves against uncertain tax positions related to transfer pricing. The Company’s deferred tax assets were understated for tax benefits that had not historically been captured from transactions between Zygo and their foreign subsidiaries, primarily related to its German subsidiary ZygoLot. For the six month period ended December 31, 2012, the correction of the two errors aggregated to a decrease in income tax expense of $0.7 million with a corresponding decrease in deferred tax liabilities. The three month period ended December 31, 2012 was not affected by this adjustment as all of the activity related to the first quarter of fiscal 2013.

(2)	An overstatement of recorded state research and development tax credits, which are available for use to offset future state taxes on capital. Zygo had incorrectly recorded these State credits within its tax accounts for States where Zygo pays tax on capital, not on income. As a result, the previously recorded deferred tax assets related to these credits was reversed. For three and six months ended December 31, 2012, the correction of the error resulted in an increase to income tax expense of $0.2 million and $0.4 million, respectively, with a corresponding decrease to deferred tax assets.

(3)	An error in accounting for the tax basis of fixed assets acquired in the Company’s acquisition of the Richmond, California operations in November 2010. The tax basis of the fixed assets acquired that was used in the calculation of the deferred tax accounts since the acquisition date was overstated and as a result understated the associated deferred tax liability. The calculated tax basis did not include a basis adjustment for a future discount liability recorded as part of the original acquisition. For three and six months ended December 31, 2012, the correction of the error resulted in an increase in income tax expense of $0.5 million and $1.7 million, respectively, with a corresponding decrease in deferred tax assets.

(4)	An understatement in the recording of the Company’s net operating loss carryforward related to excess tax benefits on shared based compensation. The unrecognized excess tax benefits in certain years were not recorded in accordance with the same methodology in which the Company had elected on the date of adoption of FAS 123R. The correction of the error resulted in an increase to the deferred tax asset related to the net operating loss carryforward and an increase to additional paid-in capital of $1.4 million as of June 30, 2013.

(5)	An error in the recognition of uncertain tax positions against a net operating loss carryforward related to an acquisition. The Company’s uncertain tax positions were understated by $1.1 million and therefore were corrected to reflect the uncertainty on the availability of an acquired net operating loss carryforward. As of June 30, 2013, the correction of the error resulted in an increase in other long-term liabilities of $1.1 million with a corresponding decrease in retained earnings.
17

The Company’s management has evaluated these errors on the previously reported financial information on the basis of quantitative and qualitative considerations and does not believe the errors are material to the previously issued financial information. However, because correction of these amounts in the current period would be significant to the current statement of operations, they have been corrected by immaterial restatement of the previously reported amounts. The table below provides a reconciliation of the restated balances to the amounts previously reported:

(Amounts in thousands, except per share amounts)

Fiscal 2013	Six Months Ended December 31, 2012		Three Months Ended December 31, 2012
Condensed Consolidated Statements of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated

Income tax expense	$(1,756)	$(3,106)	$(323)	$(1,064)
Net Income attributable to Zygo Corporation	3,967	2,617	1,579	838

Basic Earnings per Share	$0.22	$0.14	$0.09	$0.05
Diluted Earnings Per Share	$0.21	$0.14	$0.08	$0.04

Fiscal 2013	At June 30, 2013
Condensed Consolidated Balance Sheet	As Previously Reported	As Restated

Deferred income taxes - Asset - Current	$7,261	$8,631
Total current assets	$163,633	$165,003
Deferred income taxes - Asset - Long Term	$14,967	$10,490
Total assets	$218,220	$215,113
Other long term liabilities	$4,997	$3,769
Total liabilities	$32,336	$31,108
Additional paid-in capital	$180,324	$181,694
Retained earnings	$30,104	$26,855
Total shareholders’ equity - Zygo Corporation	$183,841	$181,962
Total equity	$185,884	$184,005
Total liabilities and equity	$218,220	$215,113

Fiscal 2013	Six Months Ended December 31, 2012
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated

Cash provided by operating activites - Net income including noncontrolling interest	$4,676	$3,326

Adjustments to reconcile net income to cash - Deferred income taxes	$(2,105)	$(939)

Adjustments to reconcile net income to cash - Accounts payable, accrued expenses and taxes payable	$(1,575)	$(1,391)
18

Note 16: Commitments and Contingencies

On November 12, 2010, we completed a transaction with ASML US, Inc. (“ASML”) to purchase substantially all the assets of their Richmond, California operations. These assets were acquired for $12,475, of which $7,142 was in cash, and the balance was future consideration, with a then-net-present value of $5,333 using a discount factor of 14%, based on the level of shipments to ASML over the subsequent three years beginning January 1, 2011. On the acquisition date, the future consideration was recorded as a liability, with $1,127 recorded as a current liability and $4,206 recorded as a long-term liability. The future consideration represented a supply agreement that was entered into with ASML that provided for a volume discount on future purchases. The volume discount portion of the agreement expired on December 31, 2013.

From time to time we are subject to certain legal proceedings and claims that arise in the ordinary course of business.

We are aware of certain levels of environmental contamination that are below reportable levels on one of our properties. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. At this time, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. We will record a reserve for the exposure related to the environmental contamination, when and if, it is both probable that a liability has been incurred and the amount of any liability can be reasonably estimated, whether or not a claim has been asserted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

As disclosed in Note 15: Income Taxes to the Condensed Consolidated Financial Statements (unaudited), we have processed an immaterial restatement of previously reported amounts to correct certain income tax accounting misstatements. All amounts reported in this Management Discussion and Analysis reflect the effects of the restatement.

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

Bookings for the second quarter of fiscal 2014 of $38.4 million decreased 10% when compared with bookings of $42.8 million in the second quarter of fiscal 2013 and increased slightly compared with bookings of $37.0 million in the first quarter of fiscal 2014. Bookings for the Metrology Solutions segment were 64% of the total; Optical Systems segment bookings were 36%. Backlog was $76.9 million at December 31, 2013, compared with $73.2 million at December 31, 2012, and $86.7 million at September 30, 2013. Effective with this quarter’s report, the Company will report the value of all orders received in bookings and backlog and will separately report the value of orders with delivery dates beyond twelve months. The Company believes this policy more accurately reflects the business activity. The value of orders included in backlog with delivery dates beyond twelve months from December 31, 2013 is $0.9 million. The value of orders excluded from reported backlog at September 30, 2013 and December 31, 2012 with delivery dates beyond 12 months was $1.2 million and $2.0 million, respectively. If those orders had been included in backlog on the respective dates, the reported backlog at September 30, 2013 and December 31, 2012 would have been $87.9 million and $75.2 million, respectively.

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

Adoption of new Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements and is not expected to have a material impact on future financial statements.

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

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015 unless earlier adopted.

Results of Operations

Net Revenue by Segment
	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Quarter ended December 31

Metrology Solutions	$33.9	70%	$21.4	62%
Optical Systems	14.3	30%	13.2	38%
Total	$48.2	100%	$34.6	100%

Six Months ended December 31

Metrology Solutions	$60.3	68%	$47.3	63%
Optical Systems	28.0	32%	27.5	37%
Total	$88.3	100%	$74.8	100%

Net revenue for the three months ended December 31, 2013 increased $13.6 million compared with the prior year period, reflecting increases in the Metrology Solutions Segment of 58% and the Optical Systems Segment of 8%. The increase in the Metrology Solutions Segment was primarily due to an increase in shipments of a significant portion of the large orders of precision positioning systems. Optical Systems segment revenue increased primarily due to increases in optical components and medical device shipments, partially offset by a decrease in semiconductor-related shipments.

Net revenue for the six months ended December 31, 2013 increased $13.5 million compared with the prior year period, reflecting increases in the Metrology Solutions Segment of 28% and the Optical Systems Segment of 2%. The increase in the Metrology Solutions Segment was primarily due to an increase in shipments of a significant portion of the large orders of precision positioning systems. The increase in Optical Systems Segment revenue was primarily due to optical components and medical device shipments, partially offset by a decrease in semiconductor-related shipments.

Revenue from one customer in the Metrology Solutions Segment accounted for 24% and 19% of net revenue for the three and six months ended December 31, 2013, respectively. These revenues related primarily to the shipments of the precision positioning systems. Fulfillment of the large precision positioning systems orders is expected to be completed within fiscal 2014. No customer accounted for over 10% of our revenue for the three months ended December 31, 2012. Revenue from one customer in the Metrology Solutions Segment accounted for 10% of net revenue for the six months ended December 31, 2012.

The percentage of revenue denominated in U.S. dollars for the three months ended December 31, 2013 and 2012 was 64% and 76%, respectively, and 66% and 78% for the six months ended December 31, 2013 and 2012, respectively. The decrease in the percentage of revenue in U.S. dollars was primarily due to the increase in international sales related to the fulfillment of the large precision positioning systems orders. The balance of revenue was denominated in Euro, Yen and Yuan. Revenue denominated in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue from these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2014		Fiscal 2013

(Amounts in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Quarter ended December 31

Metrology Solutions	$20.6	61%	$11.6	54%
Optical Systems	4.2	30%	3.7	28%
Total	$24.8	51%	$15.3	44%

Six months ended December 31

Metrology Solutions	$35.1	58%	$25.9	55%
Optical Systems	8.0	29%	6.9	25%
Total	$43.1	49%	$32.8	44%

Gross margin for the three months ended December 31, 2013 was 51%, an increase of seven percentage points from the comparable prior year period. Gross margin in the Metrology Solutions segment for the three months ended December 31, 2013 increased seven percentage points, due to the increase in volume and product mix towards higher margin products primarily related to shipments of a significant portion of the large orders of precision positioning systems. The gross margin of the Optical Systems segment for the three months ended December 31, 2013 increased by two percentage points compared with the prior year period due to product mix and stronger margins achieved on certain custom orders.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended December 31	$13.1	27%	$8.6	25%
Six months ended December 31	$23.0	26%	$17.1	23%

SG&A increased in the three months ended December 31, 2013 by $4.5 million from the comparable prior year period, primarily due to costs of $2.1 million associated with separation of our former CEO and increased employee incentive compensation costs. For the six months ended December 31, 2013, SG&A increased by $5.9 million from the comparable prior year period, primarily due to costs associated with the former CEO separation, increased employee compensation-related costs, costs associated with a terminated acquisition effort and increased group insurance costs.

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended December 31,	$5.2	11%	$4.5	13%
Six months ended December 31	$10.2	12%	$9.1	12%

RD&E for the three and six months ended December 31, 2013 increased by $0.7 million and $1.1 million, respectively, compared with the prior year periods primarily due to increased spending in semiconductor-related projects and development costs associated with the Instruments product line, including the Nexview product introduced during the first quarter of fiscal 2014.

Other Income (Expense)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended December 31	$(0.2)	0%	$(0.2)	1%
Six months ended December 31	$0.1	0%	$(0.2)	0%

Other income (expense) for the three months ended December 31, 2013 consisted primarily of lower purchase discount liability adjustments related to our supply contract from a previous acquisition, offset by a foreign refund. Other income (expense) for the six months ended December 31, 2013 consisted primarily of an adjustment to reduce the purchase discount liability related to the supply contract from a previous acquisition.

Income Tax Expense

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended December 31	$2.1	34%	$1.1	53%
Six months ended December 31	$3.5	35%	$3.1	48%

Income tax expense for the six months ended December 31, 2013 resulted from an annual effective tax rate of 39%, marginally reduced by the recording of foreign tax credits upon the completion of a full foreign tax credit study. Income tax expense for the six months ended December 31, 2012 did not include federal research and development credits due to the expiration of the credit, which was not renewed until the third quarter of fiscal 2013.

TRANSACTIONS WITH SHAREHOLDER

Revenue from Canon Inc., a shareholder, and Canon Sales Co., Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4.8 million and $2.9 million (9.9% and 8% of net revenue, respectively) for the three months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, revenues from Canon amounted to $8.0 million and $5.7 million (9% and 8% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At December 31, 2013 and June 30, 2013, there were $1.6 million and $1.8 million, respectively, of trade accounts receivable from Canon.

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

At December 31, 2013, cash and cash equivalents were $90.4 million, an increase of $7.3 million from $83.1 million at June 30, 2013. As of December 31, 2013, there are less than $0.1 million in standby letters of credit outstanding. The letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments, and will expire by January 30, 2014. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities for the six months ended December 31, 2013 of $14.2 million was primarily due to net earnings and non-cash adjustments of $13.8 million (primarily due to net earnings including noncontrolling interests of $6.3 million, depreciation and amortization of $2.9 million, and compensation cost related to share-based payment agreements of $2.8 million) and decreased accounts payable, accrued expenses and taxes payable of $3.7 million, partially offset by a decrease in revenue recognized in excess of billings on uncompleted contracts of $3.4 million. Cash provided by operating activities for the six months ended December 31, 2012 of $1.5 million was primarily due to net earnings and non-cash adjustments of $7.9 million and reductions to receivables of $2.9 million, partially offset by decreases in prepaid expenses and other current assets of $3.0 million, revenue recognized in excess of billings on uncompleted contracts of $3.0 million, accounts payable, accrued expenses and taxes payable of $1.4 million and increases in inventories of $1.9 million.

Cash used for investing activities for the six months ended December 31, 2013 of $5.4 million was used to purchase property, plant and equipment, of which $1.9 million was for building improvements and $1.7 million was for optics machines. Cash used for investing activities for the six months ended December 31, 2012 of $6.7 million was used to purchase the noncontrolling interest of ZygoLOT for €2.5 million, or $3.2 million, and to purchase property, plant and equipment of $3.5 million.

Cash used for financing activities for the six months ended December 31, 2013 was $1.9 million, primarily related to the repurchase of restricted stock of $1.7 million to satisfy employee tax obligations. Cash used for financing activities for the six months ended December 31, 2012 was $1.9 million, primarily related to dividend payments to noncontrolling interests of $1.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended December 31, 2013. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (the “2013 Annual Report”) for a discussion of our exposure to market risk.

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

We initially identified a material weakness as of June 30, 2012 related to inadequate design of processes, procedures and controls regarding our accounting for income taxes and, subsequently, concluded that our internal control over financial reporting was not effective at each of June 30, 2012 and 2013. During the periods since June 30, 2012, we have implemented, and are continuing to implement, additional controls in our financial reporting process, including adding control processes to aid in preparing the amounts related to income taxes, particularly certain tax assets and liabilities and the current and deferred income tax expense to ensure those amounts are recorded in accordance with accounting principles generally accepted in the United States of America, and have engaged external resources to assist in the review of our accounting for income taxes. While significant actions have been taken during fiscal 2013 and fiscal 2014 to remediate the material weakness, we are continuing the remediation process of designing and implementing effective internal controls around the accounting for income taxes. We anticipate that the Company’s actions described above and resulting improvements in controls will strengthen Zygo’s internal control over financial reporting and, over time, address the related material weakness.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended December 31, 2013), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures being implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed, and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended December 31, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unforeseen or anticipated changes in senior management could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management. As reported in October 2013, following the mutual decision of Dr. Chris L. Koliopoulos and Zygo’s Board of Directors, Dr. Koliopoulos resigned as the Chairman of the Board, President and Chief Executive Officer of the Company. The Board has appointed Gary K. Willis as interim Chief Executive Officer and Michael A. Kaufman as Chairman of the Board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about stock repurchases during the quarter ended December 31, 2013 under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon the vesting of restricted stock awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2013 - October 31, 2013	—	—	—	$5.0
November 1, 2013 - November 30, 2013	38,851	$14.81	—	$5.0
December 1, 2013 - December 31, 2013	72	$14.56	—	$5.0

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended December 31, 2013, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
27

Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: February 25, 2014

29

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