Form 10-Q
period 2014-03-31
ZYGO CORP
filed 2014-05-12
CIK 730716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________________ to ____________________________________

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

19,128,561 shares of Common Stock, $.10 Par Value, at May 1, 2014

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report regarding financial performance, financial condition and operations and the business strategy, plans, anticipated revenue, bookings, market acceptance, growth rates, market opportunities and objectives of management of the Company for future operations are forward-looking statements. Forward-looking statements provide management’s current expectations or plans for the future operating and financial performance of the Company based upon information currently available and assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan(s),” “strategy,” “project,” “should” and other words of similar meaning in connection with a discussion of current or future operating or financial performance. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are fluctuations in capital spending of our customers; fluctuations in revenues to our major customers; manufacturing and supply chain risks; risks of order cancellations, push-outs and de-bookings; dependence on timing and market acceptance of new product development and introductions; rapid technological and market change; risks in international operations; risks related to the integration of manufacturing facilities; risks related to any reorganization of our business; risks related to changes in management personnel, including risks related to the Company’s recent and announced changes in Senior Management and the Board of Directors; dependence on proprietary technology and key personnel; length of the revenue cycle; environmental conditions and regulations; investment portfolio returns; fluctuations in our stock price; the risk that anticipated growth opportunities may be smaller than anticipated or may not be realized; risks related to business acquisitions; and risks associated with our recently announced contemplated merger with AMETEK, Inc., including its possible impact on our relationships with customers, suppliers, employees and others with whom we have business relationships and on our financial condition.

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

PART I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue	$39,713	$34,533	$127,992	$109,374
Cost of goods sold	21,633	19,273	66,779	61,338
Gross profit	18,080	15,260	61,213	48,036
Selling, general and administrative expenses	10,141	9,362	33,164	26,451
Research, development and engineering expenses	4,742	4,990	14,916	14,073
Operating profit	3,197	908	13,133	7,512
Other miscellaneous income (expense), net	45	(266)	150	(438)
Income before income taxes, including noncontrolling interest	3,242	642	13,283	7,074
Income tax benefit (expense)	(1,331)	504	(4,871)	(2,602)
Net income including noncontrolling interest	1,911	1,146	8,412	4,472
Less: Net income attributable to noncontrolling interest	13	166	305	875
Net income attributable to Zygo Corporation	$1,898	$980	$8,107	$3,597

Earnings per share attributable to Zygo Corporation
Basic earnings per share	$0.10	$0.05	$0.43	$0.20
Diluted earnings per share	$0.10	$0.05	$0.42	$0.19

Weighted average shares outstanding
Basic shares	18,900	18,506	18,771	18,434
Diluted shares	19,336	19,126	19,284	19,080

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED) (Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income attributable to Zygo Corporation	$1,898	$980	$8,107	$3,597

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(154)	(623)	410	(258)

Changes in unrealized cashflow hedge
Unrealized cash flow hedging gain (loss) arising during the period	(94)	—	388	—
Less: Gain reclassified into income	124	—	363	—
Unrealized cash flow hedging gain (loss) at the end of the period	(218)	—	25	—
Tax benefit (expense)	75	—	(9)	—
Changes in unrealized cash flow hedge	(143)	—	16	—

Other comprehensive income (loss), net of tax benefit	(297)	(623)	426	(258)

Comprehensive income	1,601	357	8,533	3,339
Less: comprehensive income (loss) attributable to noncontrolling interest	9	(25)	22	79
Comprehensive income attributable to Zygo Corporation	$1,592	$382	$8,511	$3,260

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$97,056	$83,056
Receivables, net of allowance for doubtful accounts of $279 and $272, respectively	28,893	32,360
Inventories	35,131	30,185
Prepaid expenses, prepaid taxes and other current assets	5,029	5,429
Revenue recognized in excess of billings on uncompleted contracts	2,677	5,342
Deferred income taxes	11,900	8,631
Total current assets	180,686	165,003
Marketable securities	616	662
Property, plant and equipment, net	36,838	34,343
Deferred income taxes	8,214	10,490
Intangible assets, net	4,188	4,615
Total assets	$230,542	$215,113

Liabilities and Equity
Current liabilities:
Accounts payable	$10,157	$7,170
Progress payments and deferred revenue	4,344	4,538
Billings in excess of costs and estimated earnings on uncompleted contracts	2,832	6,481
Accrued salaries and wages	5,761	3,746
Other accrued expenses	3,517	4,558
Deferred income taxes	122	123
Income taxes payable	1,603	19
Total current liabilities	28,336	26,635

Deferred income taxes	1,568	704
Other long-term liabilities	4,778	3,769
Total liabilities	34,682	31,108
Commitments and contingencies

Equity:
Common stock, $0.10 par value per share:
40,000,000 shares authorized;
21,423,168 shares issued (20,858,158 at June 30, 2013);	2,142	2,086
18,979,845 shares outstanding (18,532,623 at June 30, 2013)
Additional paid-in capital	186,973	181,694
Retained earnings	34,962	26,855
Accumulated other comprehensive income (loss):
Currency translation effects	(253)	(641)
Unrealized gain (loss) on hedge	—	(16)
Treasury stock, at cost, 2,443,323 shares (2,325,535 at June 30, 2013)	(29,876)	(28,016)
Total shareholders’ equity - Zygo Corporation	193,948	181,962
Noncontrolling interest	1,912	2,043
Total equity	195,860	184,005
Total liabilities and equity	$230,542	$215,113

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2014	2013
Cash provided by operating activities:
Net income including noncontrolling interests	$8,412	$4,472
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	4,462	4,187
Deferred income taxes	693	(1,942)
Provision for doubtful accounts	11	(67)
Compensation cost related to share-based payment arrangements	3,958	4,235
Other	20	569
Changes in operating accounts:
Receivables	3,391	(768)
Inventories	(4,957)	(2,813)
Prepaid expenses, prepaid taxes and other current assets	492	(2,800)
Net billings in excess of revenue recognized on uncompleted contracts	(984)	4,914
Accounts payable, accrued expenses and taxes payable	5,497	(4,604)
Net cash provided by operating activities from continuing operations	20,995	5,383
Cash used for investing activities:
Additions to property, plant and equipment	(6,452)	(4,288)
Additions to intangibles	(206)	(236)
Investments and acquisitions	—	(3,155)
Proceeds from the sale and maturity of marketable securities	171	134
Net cash used for investing activities	(6,487)	(7,545)
Cash used for financing activities:
Dividend payments to noncontrolling interest	(458)	(1,742)
Employee stock purchase	83	40
Repurchase of restricted stock	(1,860)	(1,176)
Exercise of employee stock options	1,294	1,066
Net cash used for financing activities	(941)	(1,812)
Effect of exchange rate changes on cash and cash equivalents	433	(178)
Net increase (decrease) in cash and cash equivalents	14,000	(4,152)
Cash and cash equivalents, beginning of period	83,056	84,053
Cash and cash equivalents, end of period	$97,056	$79,901

Supplemental Cash Flow Information

Net cash paid for income taxes was $2,248 and $4,819 for the nine months ended March 31, 2014 and 2013, respectively. Purchases of property, plant and equipment included in accounts payable were $110 and $187 for the nine months ended March 31, 2014 and 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

Note 1: Accounting Policies

Basis of Presentation and Principles of Consolidation

Zygo Corporation is a worldwide supplier of optical metrology instruments, precision optics, and electro-optical design and manufacturing services, serving customers in the semiconductor capital equipment, research, defense, life sciences and industrial markets. The accompanying condensed consolidated financial statements include the accounts of Zygo Corporation and its subsidiaries (“Zygo,” “we,” “us,” “our” or “the Company”). The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). Zygo’s reporting currency is the U.S. dollar. The functional currencies of our foreign subsidiaries are their local currencies; and amounts included in the condensed consolidated statements of operations are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates, and resulting foreign exchange translation adjustments are recorded in the condensed consolidated balance sheets as a component of accumulated other comprehensive income. All transactions and accounts with the subsidiaries are eliminated from the condensed consolidated financial statements. The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Adoption of new Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR and also removes the restriction on using different benchmark rates for similar hedges. The update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements and is not expected to have a material impact on future financial statements.

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

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The update should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015, unless earlier adopted. We are currently evaluating this guidance but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Reclassifications

Certain amounts included in the condensed consolidated balance sheets for the prior year have been reclassified to conform with the current year presentation of “Deferred income taxes” long term liability. In fiscal 2013, “Deferred income taxes” current liability of $123 was reported as a component of other accrued expenses in the condensed consolidated balance sheet. In fiscal 2014, deferred income taxes is presented separately for March 31, 2013 and June 30, 2013.

Note 2: Weighted Average Shares Outstanding

For the three and nine months ended March 31, 2014, outstanding stock options and restricted stock awards for an aggregate of 352,347 shares and 407,420 shares, respectively, (for the three and nine months ended March 31, 2013, outstanding stock options and restricted stock awards for an aggregate of 361,938 shares and 230,791 shares, respectively) of the Company’s common stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic weighted average shares outstanding	18,900,329	18,505,621	18,771,281	18,433,765
Dilutive effect of stock options and restricted shares	436,126	620,577	512,790	645,740
Diluted weighted average shares outstanding	19,336,455	19,126,198	19,284,071	19,079,505
8

Note 3: Shareholders’ Equity

The following table sets forth shareholders’ equity and noncontrolling interest for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014			2013
	Shareholders’ Equity	Non- Controlling	Total	Shareholders’ Equity	Non- Controlling	Total
	Zygo Corp.	Interest	Equity	Zygo Corp.	Interest	Equity
Equity, beginning of period	$181,962	$2,043	$184,005	$173,482	$2,355	$175,837

Net income	8,107	305	8,412	3,597	875	4,472
Unrealized gain on hedge	16	—	16	—	—	—
Foreign currency translation effect	388	22	410	(337)	79	(258)
Total	8,511	327	8,838	3,260	954	4,214
Share-based compensation	3,958	—	3,958	4,620	—	4,620
Repurchase of restricted stock	(1,860)	—	(1,860)	(1,176)	—	(1,176)
Employee stock purchase	83	—	83	40	—	40
Exercise of employee stock options and related tax effect	1,294	—	1,294	1,066	—	1,066
Dividends attributable to noncontrolling interest	—	(458)	(458)	—	(1,101)	(1,101)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2,777)	(378)	(3,155)
Equity, end of period	$193,948	$1,912	$195,860	$178,515	$1,830	$180,345

Note 4: Marketable Securities

Marketable securities as of March 31, 2014 consisted of a mutual fund investment comprised primarily of corporate securities classified as a trading security corresponding to elections made in our deferred compensation program. Dividend and interest income are recognized when earned. Straight-line amortization related to discounts and premiums on the purchase of marketable securities is recorded in interest income. Realized gains and losses are included in net income and are derived using the specific identification method for determining the cost of securities sold.

We make quarterly distributions in accordance with the deferred compensation program agreement. The following table sets forth the beginning balance at July 1, 2013 and 2012, of gross unrealized gains and losses, contributions, redemptions and fair value of trading securities at March 31, 2014 and 2013:

	Balance	Gross	Gross
	Beginning of	Unrealized	Unrealized	Contri-	Redemp-	Ending
	Fiscal Year	Gains	Losses	butions	tions	Balance
March 31, 2014 Mutual Fund	$662	$122	$—	$—	$(168)	$616

March 31, 2013 Mutual Fund	$729	$93	$—	$—	$(134)	$688
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and June 30, 2013:

		Fair value measurements at March 31, 2014
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,741	$23,741	$—	$—
Trading securities	616	616	—	—
Foreign currency hedge	$205	—	205	—
Total	$24,562	$24,357	$205	$—

		Fair value measurements at June 30, 2013
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,736	$23,736	$—	$—
Trading securities	662	662	—	—
Foreign currency hedge	(7)	—	(7)	—
Total	$24,391	$24,398	$(7)	$—
10

Note 6: Share-Based Payments

We recorded share-based compensation expense for the three months ended March 31, 2014 and 2013 of $1,136 and $1,479, respectively, with related tax benefits of $426 and $529, respectively. For the nine months ended March 31, 2014 and 2013, we recorded share-based compensation expense of $3,958 and $4,235, respectively, with related tax benefits of $1,486 and $1,524, respectively.

Stock Options

We use the Black-Scholes option-pricing model to calculate the fair value of stock option awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2013 was $9.45. The weighted-average fair value of stock option grants for the nine months ended March 31, 2014 and 2013 was $8.55 and $12.64, respectively. There were no stock options granted for the three months ended March 31, 2014. During the three months ended March 31, 2013, we granted stock options aggregating 50,000 shares of common stock. During the nine months ended March 31, 2014 and 2013, we granted stock options aggregating 169,738 and 172,934 shares of common stock, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Term	n/a	7.3 Years	8.5 Years	7.3 Years
Volatility	n/a	59.2%	57.0%	59.2%
Dividend yield	n/a	—	—	—
Risk-free interest rate	n/a	1.4%	2.4%	1.2-1.4%

Restricted Stock

Our share-based compensation expense also includes the effects of the issuance of restricted stock units. The compensation expense related to restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares anticipated to fully vest, which is then amortized over the expected term. There were no shares of restricted stock issued during the three months ended March 31, 2014 and 2013. During the nine months ended March 31, 2014 and 2013, an aggregate of 213,915 and 162,901 shares, respectively, of restricted stock units were issued at a weighted average stock price at date of grant of $14.42 and $18.49, respectively. Generally, the restrictions on the restricted stock units granted to employees prior to January 1, 2011 lapse at a rate of 50% on the three-year anniversary and the remaining 50% on the fourth year anniversary. Restrictions on restricted stock units granted to employees after January 1, 2011 lapse at a rate of 25% each year.

11

Note 7: Receivables

The following table sets forth the components of accounts receivable at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Trade and other	$29,172	$32,632
Allowance for doubtful accounts	(279)	(272)
	$28,893	$32,360

Note 8: Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The following table sets forth the components of inventories at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013
Raw materials and manufactured parts	$15,773	$14,411
Work in process	15,214	11,300
Finished goods	4,144	4,474
	$35,131	$30,185

Note 9: Property, Plant and Equipment

Property, plant and equipment are stated at cost less depreciation and impairments. Maintenance and repairs are charged to expense as incurred. Management evaluates, on an ongoing basis, the carrying value of property, plant and equipment and makes adjustments when impairments are identified. Depreciation is based on the estimated useful lives of the various classes of assets and is computed using the straight-line method. The following table sets forth the components of property, plant and equipment at March 31, 2014 and June 30, 2013:

	March 31,	June 30,	Estimated Useful Life
	2014	2013	(Years)
Land and improvements	$4,030	$4,030	—
Building and improvements	26,944	24,665	15-40
Machinery, equipment and office furniture	62,471	60,905	3-8
Leasehold improvements	733	1,009	1-5
Construction in progress	2,113	1,525	—
	96,291	92,134
Accumulated depreciation	(59,453)	(57,791)
	$36,838	$34,343

Depreciation expense was $1,335 and $1,193 for the three months ended March 31, 2014 and 2013, respectively, and $3,864 and $3,537, respectively, for the nine months ended March 31, 2014 and 2013.

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

The following table is a reconciliation of the beginning and ending balances of the accrued warranty liability, which is included in “Other accrued expenses” in the condensed consolidated balance sheets:

	Nine Months Ended March 31,
	2014	2013
Beginning balance	$647	$1,188
Reductions for payments made	(460)	(665)
Changes in accruals related to pre-existing warranties	654	(292)
Changes in accruals related to warranties made in the current period	(114)	385
Ending balance	$727	$616

Note 11: Intangible Assets

Intangible assets includes patents, customer relationships and technology. The cost of patents and customer relationships and technology is amortized on a straight-line basis over estimated useful lives ranging from 3-17 years.

The following table sets forth the components of intangible assets, as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013
Patents	$7,299	$7,198
Customer relationships and technology	2,051	2,051
	9,350	9,249
Accumulated amortization	(5,162)	(4,634)
Total	$4,188	$4,615

Amortization expense related to intangibles of $199 and $211 for the three months ended March 31, 2014 and 2013, respectively, and $598 and $650 for the nine months ended March 31, 2014 and 2013, respectively is included in “Cost of goods sold” and “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Based on the carrying amount of the intangible assets as of March 31, 2014, the estimated future amortization expense is as follows:

Estimated Future Amortization
Expense
Three months ending June 30, 2014	$318
Fiscal year ending June 30, 2015	834
Fiscal year ending June 30, 2016	658
Fiscal year ending June 30, 2017	519
Fiscal year ending June 30, 2018	397
Fiscal year ending June 30, 2019	384
Thereafter	1,078
Total	$4,188
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

The following table sets forth segment net revenue, gross profit and gross margin for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Metrology Solutions
Net revenue	$26,695	$21,273	$87,014	$68,566
Gross profit	$14,684	$11,796	$49,866	$37,724
Gross margin	55%	55%	57%	55%

Optical Systems
Net revenue	$13,018	$13,260	$40,978	$40,808
Gross profit	$3,396	$3,464	$11,347	$10,312
Gross margin	26%	26%	28%	25%

Total
Net revenue	$39,713	$34,533	$127,992	$109,374
Gross profit	$18,080	$15,260	$61,213	$48,036
Gross margin	46%	44%	48%	44%

Separate financial information by segment for total assets, capital expenditures and depreciation and amortization is not evaluated by our chief operating decision-maker. Substantially all of our operating expenses, assets and depreciation and amortization are U.S.-based.

The following table sets forth revenue by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Americas	$16,161	$18,744	$56,105	$57,361
Japan	9,741	6,728	35,253	18,395
China	4,982	2,619	12,833	13,655
Europe	6,946	4,914	16,007	14,134
Pacific Rim	1,883	1,528	7,794	5,829
Total	$39,713	$34,533	$127,992	$109,374

Revenue from one customer in the Metrology Solutions Segment accounted for 12% of net revenue for the three months ended March 31, 2014. Revenue from two customers in the Metrology Solutions Segment accounted for 16% and 10% of net revenue for the nine months ended March 31, 2014. These revenues related primarily to the shipments of precision positioning systems. Revenue from one customer in the Metrology Solutions segment amounted to 11% of net revenue for the three months ended March 31, 2013. No customer accounted for over 10% of our revenue for the nine months ended March 31, 2013.

14

Note 13: Transactions with Shareholder

Revenue from Canon Inc., a shareholder, and Canon Sales Co. Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4,781 and $3,694 (12% and 11% of net revenue, respectively) for the three months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014 and 2013, revenues from Canon amounted to $12,789 and $9,362 (10% and 9% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2014 and June 30, 2013, there were, in the aggregate, $1,658 and $1,771, respectively, of trade accounts receivable from Canon.

Note 14: Derivatives and Hedging Activities

We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transactions for speculative purposes.

Most derivative contracts are used as hedging instruments but do not qualify for hedge accounting treatment under authoritative guidance on accounting for derivative instruments and hedging activities. These non-qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the point of shipment to the point of collection, generally three to six months, and are marked-to-market with changes in fair value recorded in the condensed consolidated statements of operations in Other miscellaneous income (expense), net. Any gains and losses on the fair value of these derivative contracts would largely offset corresponding foreign currency losses and gains on the underlying transactions.

In the case of derivative contracts used as hedges for significant orders with shipping dates that may extend more than six months in the future, we may designate those derivative contracts as cash flow hedges that qualify as hedging instruments under authoritative guidance on accounting for derivative instruments and hedging activities. These qualifying derivative contracts are entered into for periods consistent with the currency transaction exposures from the order date through shipment and collection. For these cash flow hedges, any gains or losses on the fair value of these contracts would be charged to the account accumulated other comprehensive income (“AOCI”) and subsequently relieved to net revenue upon shipment to the customer. In addition, at the point of shipment to the customer, the cash flow hedge will be de-designated, with any future gains or losses from that point forward charged to Other miscellaneous income (expense), net. Those gains and losses would be expected to largely offset corresponding losses and gains on the underlying receivable transactions. In the case where a designated cash flow hedge is accounted for under the spot method, a portion of the adjustment that would otherwise be accounted for in AOCI would be charged to Other miscellaneous income (expense), net and would not be offset by any corresponding gains or losses on an underlying transaction up to the point of shipment or revenue recognition.

Derivatives not designated as hedging instruments.

As of March 31, 2014, we had four foreign currency forward contracts outstanding involving our German operations with notional amounts aggregating $1,205. These foreign currency hedges are not designated as hedging instruments. Net unrealized gains recognized from foreign currency forward contracts for the three months ended March 31, 2014 and 2013 were $19 and $47, respectively. For the nine months ended March 31, 2014 and 2013, net unrealized gains (losses) recognized from foreign currency forward contracts were ($115) and $263, respectively. These gains and losses are substantially offset by foreign exchange losses and gains on intercompany balances recorded by our subsidiaries and were included in Other miscellaneous income (expense), net in the condensed consolidated statements of operations.

The following table summarizes the fair value of derivative instruments as of March 31, 2014 and June 30, 2013.

Derivatives not designated as hedging instruments			Balance sheet location

March 31, 2014	Number of foreign exchange contracts:	4	Other accrued expenses	$38

June 30, 2013	Number of foreign exchange contracts:	11	Prepaid expenses, prepaid taxes and other current assets	$147
15

Derivative designated as a hedging instrument

As of March 31, 2014, we had one foreign currency forward contract outstanding involving our Japanese operations with a notional amount of $6,504 to protect against foreign currency fluctuations for current transactions and longer term orders denominated in Japanese Yen.

This foreign currency hedge is designated as a hedging instrument qualifying as a cash flow hedge utilizing a window forward approach used in situations where multiple shipments occur over a period of time. The cash flow hedge is in effect for the period of April 2013 through June 2014. The cash flow hedge is evaluated quarterly to ensure that hedge accounting treatment still applies.

The window forward approach provides for the use of the spot method to determine the amount to be included in AOCI. This method requires current period expensing of the impact in changes to the forward rates while allowing the changes in the spot rate to be recorded in AOCI. At the time the various shipments occur, AOCI is relieved for a pro-rata amount of the basis which is reclassified to net revenue in the condensed consolidated statements of operations. Concurrently, that portion of the hedge related to current shipments is de-designated as a cash flow hedge for accounting purposes and any future changes in fair value related to that portion of the hedge is included in Other miscellaneous income (expense), net in the condensed consolidated statements of operations. These gains and losses from the de-designated portion of the hedge are substantially offset by foreign exchange losses and gains on balances recorded by our subsidiary.

Net unrealized gains (losses) recognized from the ineffective portion of the cash flow hedge for the three and nine months ended March 31, 2014 was $1 and $65, respectively, and the de-designated portions of the hedge for the same periods were ($222) and $309, respectively, included in Other miscellaneous income (expense), net in the condensed consolidated statements of operations. Amounts reclassified from AOCI to revenue based on shipments to customers resulted in increases in net revenue of $125 and $363 for the three and nine months ended March 31, 2014, respectively. Any remaining amounts that were in AOCI during the current quarter have been reclassified into net revenue.

The following table summarizes the foreign exchange cash flow hedge value as of March 31, 2014 and June 30, 2013:

Foreign currency derivative designated as hedging instruments			Balance sheet location

March 31, 2014	Number of foreign exchange contracts:	1	Prepaid expenses, prepaid taxes and other current assets	$244

June 30, 2013	Number of foreign exchange contracts:	1	Other accrued expenses	$154

			Accumulated other comprehensive loss	($25)
16

Note 15: Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income tax expense (benefit)	$1,331	41%	$(504)	-79%	$4,871	37%	$2,602	37%

Income tax expense for the nine months ended March 31, 2014 resulted in an annual effective tax rate of 37%, similar to the annualized effective tax rate for the prior year, after giving effect to the prior year adjustments described below. The current year income tax calculation includes estimated United States federal research and development credits for the first six months of the year. The federal research and development credit expired on December 31, 2013, and no research and development credits are included in the tax calculation for the three months ended March 31, 2014. The prior year tax calculation for the three and nine months ended March 31, 2013 included estimated research and development credits for the nine month period. The research and development credit had expired at December 31, 2012 and was renewed on January 1, 2013 for a one year period.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The Company is subject to U.S. federal income tax audit or tax adjustments for years ended June 30, 2000 and later because there are net operating losses (“NOL”) and credit carryforwards attributable to those years. Those years are subject to audit at the time the NOLs or credits available from those years are utilized. The Company is no longer subject to state and foreign income tax audit or tax adjustments for years prior to June 30, 2006.

In the normal course of business, we analyze for uncertain tax positions and adjust unrecognized tax benefits or liabilities accordingly. For the three and nine months ended March 31, 2014, we recognized additional liabilities for uncertain tax positions of $39 and $231, respectively. We are not aware of any tax positions that would create a material adjustment to unrecognized tax benefits during the next twelve months.

As previously reported, the Company has been undergoing a review of its tax accounts using third party advisors. As a result of that review, the Company reported that subsequent to the issuance of the financial information for the third fiscal quarter ended March 31, 2013, the Company’s management identified the following errors within the Company’s accounting for income taxes, which the Company determined to be immaterial to the financial information previously reported:

(1)	An overstatement in recorded tax expense related to certain transactions with foreign subsidiaries, partially offset by an understatement in tax expense recorded in a reduction of reserves against uncertain tax positions related to transfer pricing. The Company’s deferred tax assets were understated for tax benefits that had not historically been captured from transactions between the Company and its foreign subsidiaries, primarily related to its German subsidiary ZygoLot. For the three and nine months ended March 31, 2013, correction of the two errors aggregated to an increase in income tax expense of $174 and a decrease in income tax expense of $569, respectively, with a corresponding change in deferred tax assets.

(2)	An overstatement of recorded state research and development tax credits, which are available for use to offset future state taxes on capital. The Company had incorrectly recorded these State credits in its tax accounts for States where we pay tax on capital, not on income. To correct that overstatement, the previously recorded deferred tax assets related to these credits was reversed. For the three and nine months ended March 31, 2013, correction of the error resulted in an increase to income tax expense of $212 and $634, respectively, with a corresponding decrease to deferred tax assets.

(3)	An error in accounting for the tax basis of fixed assets acquired in the Company’s acquisition of the Richmond, California operations in November 2010. The tax basis of the fixed assets acquired that was used in the calculation of the deferred tax accounts since the acquisition date was overstated, and as a result the associated deferred tax liability was understated. The calculated tax basis did not include a basis adjustment for a future discount liability recorded as part of the original acquisition. For the nine months ended March 31, 2013, the correction of the error resulted in an increase in income tax expense of $1,670 with a corresponding decrease in deferred tax assets.
17

(4)	An understatement in recording the Company’s net operating loss carryforward related to excess tax benefits on shared-based compensation. The unrecognized excess tax benefits in certain years were not recorded in accordance with the same methodology the Company had elected on the date of adoption of FAS 123R. Correction of the error resulted in an increase to the deferred tax asset related to the net operating loss carryforward and an increase to additional paid-in capital of $1,370 as of June 30, 2013.

(5)	An error in the recognition of uncertain tax positions against a net operating loss carryforward related to an acquisition. The Company’s uncertain tax positions were understated by $1,086 and therefore were corrected to reflect the uncertainty on the availability of an acquired net operating loss carryforward. As of June 30, 2013, correction of the error resulted in an increase in other long-term liabilities of $1,086 with a corresponding decrease in retained earnings.

The Company’s management has evaluated the impact of these errors on the previously reported financial information on the basis of quantitative and qualitative considerations and does not believe the errors are material to the previously-issued financial information.  However, because correction of these amounts in the current period would be significant to the current statement of operations, they have been corrected by immaterial restatement of the previously-reported amounts. The table below provides a reconciliation of the restated balances to the amounts previously reported:

(Amounts in thousands, except per share amounts)

Fiscal 2013

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
	As Previously Reported	As Restated	As Previously Reported	As Restated
Income tax benefit (expense)	$890	$504	$(866)	$(2,602)
Net income attributable to Zygo Corporation	1,366	980	5,333	3,597
Basic Earnings per Share	$0.07	$0.05	$0.29	$0.20
Diluted Earnings Per Share	$0.07	$0.05	$0.28	$0.19

Fiscal 2013

Condensed Consolidated Balance Sheet	At June 30, 2013
	As Previously Reported	As Restated
Deferred income taxes - Asset - Current	$7,261	$8,631
Total current assets	$163,633	$165,003
Deferred income taxes - Asset - Long Term	$14,967	$10,490
Total assets	$218,220	$215,113
Other long term liabilities	$4,997	$3,769
Total liabilities	$32,336	$31,108
Additional paid-in capital	$180,324	$181,694
Retained earnings	$30,104	$26,855
Total shareholders’ equity - Zygo Corporation	$183,841	$181,962
Total equity	$185,884	$184,005
Total liabilities and equity	$218,220	$215,113
18

Fiscal 2013

Condensed Consolidated Statement of Cash Flows	Nine Months Ended March 31, 2013
	As Previously Reported	As Restated
Cash provided by operating activites - Net income including noncontrolling interest	$6,208	$4,472
Adjustments to reconcile net income to cash - Deferred income taxes	$(3,494)	$(1,942)
Adjustments to reconcile net income to cash - Changes in operating accounts: Accounts payable, accrued expenses and taxes payable	$(4,788)	$(4,604)

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

We are aware of certain levels of environmental contamination that are below reportable levels on one of our properties. In addition, we are aware of certain contamination on an adjacent property that we formerly owned. The future effect of environmental matters, including potential liabilities, is often difficult to estimate. At this time, we are unable to determine or reasonably estimate the amount of costs, if any, that we might incur or for which we may potentially be responsible. Subsequent to March 31, 2014, Zygo executed an Indemnity and Release Agreement with the owner of the adjacent property, pursuant to which the Company has agreed to share equally in the cost of remediation, if any, up to an aggregate of $1,000 ($500 as the Company’s portion). We will record a reserve for the exposure related to the environmental contamination when it is both probable that a liability has been incurred, and the amount of any liability can be reasonably estimated, whether or not a claim has been asserted.

Note 17: Subsequent Event

On April 11, 2014, we announced that we have entered into a definitive merger agreement with AMETEK, Inc. (“AMETEK”) pursuant to which AMETEK has agreed to acquire all of the outstanding shares of common stock of Zygo for cash at a purchase price of $19.25 per share. The transaction, which was unanimously approved by the Board of Directors of Zygo, is subject to certain customary closing conditions, including approval of the merger by Zygo’s stockholders and regulatory clearance.

On or about April 17, 2014, a putative class action complaint challenging the merger was filed in the Court of Chancery in the State of Delaware, captioned Salafia v. Zygo Corp., C.A. No. 9551-VCN. The complaint was filed on behalf of the public stockholders of Zygo and names as defendants Zygo, the members of its board of directors, AMETEK and Merger Sub. The complaint generally alleges that Zygo’s directors breached their fiduciary duties to Zygo’s stockholders by agreeing to sell Zygo for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Zygo, AMETEK and Merger Sub aided and abetted those alleged breaches. The complaint seeks, among other things, a court order to enjoin the merger. The defendants have not yet responded to the complaint, but believe that the claims asserted against them are without merit.

On or about April 21, 2014, a putative class action complaint challenging the merger was filed in the Court of Chancery in the State of Delaware, captioned Gordon v. Zygo Corporation, Case No. 9561. The complaint was filed on behalf of Natalie Gordon, on behalf of herself and other similarly situated public stockholders of Zygo, and names as defendants Zygo, the members of its board of directors, AMETEK and Merger Sub. The complaint generally alleges that the merger undervalues Zygo and was the result of an unfair sales process. The complaint  alleges that Zygo’s directors breached their fiduciary duties to Zygo’s stockholders. Additionally, the complaint alleges that the defendants agreed to unreasonable deal-protection devices that discouraged potential bidders. The complaint seeks, among other things, to enjoin the merger. The defendants have not yet responded to the complaint, but believe that the claims asserted against them are without merit.

19

By order dated April 29, 2014, the Court of Chancery consolidated the Salafia and Gordon actions under the caption In re Zygo Corp. Shareholder Litigation, Cons. C.A. 9551-VCN.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory NOTE

As disclosed in Note 15: Income Taxes to the Condensed Consolidated Financial Statements (unaudited), we have recorded an immaterial restatement of previously reported amounts to correct certain income tax accounting misstatements. All amounts reported in this Management Discussion and Analysis reflect the effects of the restatement.

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

On April 11, 2014, we announced that we have entered into a definitive merger agreement with AMETEK, Inc. (“AMETEK”) pursuant to which AMETEK has agreed to acquire all of the outstanding shares of common stock of Zygo for cash at a purchase price of $19.25 per share. The transaction, which was unanimously approved by the Board of Directors of Zygo, is subject to certain customary closing conditions, including approval of the merger by Zygo’s stockholders and regulatory clearance.

Bookings for the third quarter of fiscal 2014 of $47.1 million were 6% lower than bookings of $50.2 million in the third quarter of fiscal 2013 and 23% higher than bookings of $38.4 million in the second quarter of fiscal 2014. Bookings for the Metrology Solutions segment were 69% of the total; Optical Systems segment bookings were 31%. Backlog was $84.3 million at March 31, 2014, compared with $88.9 million at March 31, 2013, and $76.9 million at December 31, 2013. The value of orders included in backlog with delivery dates beyond twelve months at March 31, 2014 and December 31, 2013 is $2.7 million and $0.9 million, respectively. The value of orders excluded from backlog of March 31, 2013 with delivery dates beyond 12 months was $2.8 million. If those orders had been included in the backlog at March 31, 2013, the reported backlog would have been $91.7 million.

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

Adoption of new Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). FASB Accounting Standards Codification (“ASC”) 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. The ASU permits the Overnight Index Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC 815, in addition to UST and LIBOR and also removed the restriction on using different benchmark rates for similar hedges. The update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements and is not expected to have a material impact on future financial statements.

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

Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The update should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The effective date for Zygo is the first quarter of fiscal year 2015 unless earlier adopted. We are currently evaluating this guidance but do not expect its adoption to have a material effect on our condensed consolidated financial statements.

Results of Operations

Net Revenue by Segment

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Total	Amount	Percentage of Total
Quarter ended March 31
Metrology Solutions	$26.7	67%	$21.3	62%
Optical Systems	13.0	33%	13.2	38%
Total	$39.7	100%	$34.5	100%

Nine Months ended March 31
Metrology Solutions	$87.0	68%	$68.6	63%
Optical Systems	41.0	32%	40.8	37%
Total	$128.0	100%	$109.4	100%

Net revenue for the three months ended March 31, 2014 increased $5.2 million compared with the prior year period, reflecting an increase in the Metrology Solutions Segment of 25% and a decrease of 2% in the Optical Systems Segment. The increase in the Metrology Solutions Segment was primarily due to shipments of several large orders of precision positioning systems and increased shipments of the instruments product line, particularly our recently-introduced optical profiler products. Optical Systems segment revenue decreased slightly primarily due to decreases in the volume of contract manufacturing, partially offset by an increase in precision optics shipments.

Net revenue for the nine months ended March 31, 2014 increased $18.6 million, or 17%, compared with the prior year period, primarily due to an increase in the Metrology Solutions Segment of 27% attributable in large part to shipments of several large orders of precision positioning systems and increased shipments of the instruments product line, particularly our recently-introduced optical profiler products. The Optical Systems Segment revenue slightly increased due to increases in optical components and medical device shipments, partially offset by a decrease in semiconductor-related shipments.

Revenue from one customer in the Metrology Solutions Segment accounted for 12% and 11% of net revenue for the three months ended March 31, 2014 and 2013. Revenue from two customers in the Metrology Solutions Segment accounted for 16% and 10% of net revenue for the nine months ended March 31, 2014. No customer accounted for over 10% of our revenue for the nine months ended March 31, 2013.

The percentage of revenue denominated in U.S. dollars for the three months ended March 31, 2014 and 2013 was 68% and 73%, respectively, and 66% and 76% for the nine months ended March 31, 2014 and 2013, respectively. The decrease in the percentage of revenue in U.S. dollars was primarily due to the increase in international sales related to the fulfillment of several large precision positioning systems orders. The balance of revenue was denominated in Euro, Yen and Yuan. Revenue denominated in foreign currency is exposed to foreign exchange fluctuations from the time customers are invoiced in foreign currency until collection occurs. Significant changes in the values of foreign currencies relative to the value of the U.S. dollar, or in the general economic conditions in our export markets, could materially impact the revenue from these markets and our consolidated financial position and results of operations.

Gross Margin by Segment

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Quarter ended March 31
Metrology Solutions	$14.7	55%	$11.8	55%
Optical Systems	3.4	26%	3.5	26%
Total	$18.1	46%	$15.3	44%

Nine months ended March 31
Metrology Solutions	$49.9	57%	$37.7	55%
Optical Systems	11.3	28%	10.3	25%
Total	$61.2	48%	$48.0	44%

Gross margin for the three months ended March 31, 2014 was 46%, an increase of two percentage points from the comparable prior year period due to higher proportion of revenues from the Metrology Solutions Division. Gross margins in the Metrology Solutions and Optical Systems segments were the same in each of the three month periods ending March 31, 2013 and 2014.

Gross margin for the nine months ended March 31, 2014 was 48%, an increase of four percentage points primarily related to an increase in gross margins in both Metrology Solutions and Optical Systems segment and the higher proportion of revenue from metrology products. Gross margin in the Metrology Solutions segment for the nine months ended March 31, 2014 increased by two percentage points, due to the increase in volume and product mix toward higher margin products primarily related to shipment of several large orders of precision positioning systems components. Gross margin in the Optical Systems segment for the three months ended March 31, 2014 increased three percentage points compared with the comparable prior year period due to product mix and stronger margins achieved on certain custom orders.

Selling, General and Administrative Expenses (“SG&A”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31	$10.1	25%	$9.4	27%
Nine months ended March 31	$33.2	26%	$26.5	24%

SG&A increased in the three months ended March 31, 2014 by $0.7 million from the comparable prior year period, primarily due to tax accounting fees and increased professional fees related to the definitive merger agreement with AMETEK. For the nine months ended March 31, 2014, SG&A increased by $6.7 million from the comparable prior year period, primarily due to separation costs associated with the former CEO ($2.1 million), increased employee compensation and benefit costs ($1.9 million), professional fees related to tax accounting and audit fees (0.8 million), professional fees associated with the definitive merger agreement ($0.7 million), and costs associated with a terminated acquisition effort ($0.6 million).

Research, Development and Engineering Expenses (“RD&E”)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31,	$4.7	12%	$5.0	15%
Nine months ended March 31	$14.9	12%	$14.1	13%

RD&E spending for the three months ended March 31, 2014 decreased by $0.3 million, due to reductions in spending in several product areas, including certain instrument and semiconductor advanced packaging products that were substantially completed. These decreases were partially offset by increased spending for development activities in precision positioning systems and optical profiler instruments. For the nine months ended March 31, 2014, RD&E increased by $0.8 million compared with the prior year period primarily due to increased spending for semiconductor-related projects and development costs associated with the Instruments product line, including the Nexview product introduced during the first quarter of fiscal 2014.

Other Income (Expense)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Percentage of Net Revenue	Amount	Percentage of Net Revenue

Quarter ended March 31	$—	0%	$(0.3)	0%
Nine months ended March 31	$0.2	0%	$(0.4)	0%

Other income (expense) for the three months ended March 31, 2013 consisted primarily of an adjustment to reduce the present value of a future contingent liability and interest imputed on the liability. There was no corresponding adjustment or interest in the current year. The future contingent liability was completed as of December 31, 2013. Other income (expense) for the nine months ended March 31, 2014 consisted primarily of an adjustment to reduce present value of a future contingent liability. Prior year other expense was primarily related to imputed interest expense on the future contingent liability.

Income Tax Expense (Benefit)

	Fiscal 2014		Fiscal 2013
(Amounts in millions)	Amount	Tax Rate %	Amount	Tax Rate %

Quarter ended March 31	$1.3	41%	$(0.5)	-79%
Nine months ended March 31	$4.9	37%	$2.6	37%

Income tax expense for the nine months ended March 31, 2014 and 2013 resulted in an annual effective tax rate of 37%. The tax rate for 2014 includes a benefit for foreign tax credits upon the completion of a full foreign tax credit study and federal research and development credits related to the first six months of the year. The tax rate for the nine months ended March 31, 2013 included federal research and development credits estimated for the full year. The federal research and development credit expired on December 31, 2012, was reinstated in January 2013 and expired again on December 31, 2013.

TRANSACTIONS WITH SHAREHOLDER

Revenue from Canon Inc., a shareholder, and Canon Sales Co. Inc., a distributor of certain of our products in Japan and a subsidiary of Canon Inc. (collectively referred to as “Canon”), amounted to $4.8 million and $3.7 million (12% and 11% of net revenue, respectively) for the three months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014 and 2013, revenues from Canon amounted to $12.8 million and $9.4 million (10% and 9% of net revenue, respectively). Selling prices of products sold to Canon are based, generally, on the terms customarily given to distributors. At March 31, 2014 and June 30, 2013, there were, in the aggregate, $1.7 million and $1.8 million, respectively, of trade accounts receivable from Canon.

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

At March 31, 2014, cash and cash equivalents were $97.1 million, an increase of $14.0 million from $83.1 million at June 30, 2013. As of March 31, 2014, there are $0.8 million in standby letters of credit outstanding. The letters of credit are used primarily overseas to cover certain warranty periods or to cover future product shipments, and will expire by November, 2014. Cash in a money market account is invested primarily in U.S. government securities. We do not believe there is any risk to liquidity in the money market account, nor are there currently any limits on redemptions.

Cash provided by operating activities for the nine months ended March 31, 2014 of $21.0 million was primarily due to net earnings including noncontrolling interest of $8.4 million and non-cash adjustments of $9.2 million (primarily due to depreciation and amortization of $4.5 million, and compensation cost related to share-based payments of $4.0 million), a decrease in accounts receivable of $3.4 million and increases in accounts payable, accrued expenses and taxes payable aggregating $5.5 million, partially offset by an increase in inventory of $5.0 million and a decrease in net billings in excess of revenue recognized on uncompleted contracts of $1.0 million. Cash provided by operating activities for the nine months ended March 31, 2013 of $5.4 million was primarily due to net earnings and non-cash adjustments of $11.5 million and reductions in net revenue recognized in excess of billings on uncompleted contracts of $4.9 million, partially offset by a decrease in accounts payable, accrued expenses and taxes payable of $4.6 million and increases aggregating $2.8 million in both inventories and prepaid expenses.

Cash used for investing activities for the nine months ended March 31, 2014 of $6.5 million was used to purchase property, plant and equipment, of which $2.6 million was for optics machinery and $2.0 million was for building improvements. Cash used for investing activities for the nine months ended March 31, 2013 of $7.5 million was used to purchase property, plant and equipment valued at $4.3 million and to purchase the noncontrolling interest of ZygoLOT for €2.5 million, or $3.2 million.

Cash used for financing activities for the nine months ended March 31, 2014 was $0.9 million, primarily related to the repurchase of restricted stock of $1.9 million to satisfy employee tax obligations and dividends to noncontrolling interest of $0.5 million partially offset by proceeds from the exercise of employee stock options of $1.3 million. Cash used for financing activities for the nine months ended March 31, 2013 was $1.8 million, primarily related to dividend payments to noncontrolling interests of $1.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative market risk disclosures during the three months ended March 31, 2014. Please refer to Item 7a., “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (the “2013 Annual Report”) for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. In designing, implementing, and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation, as of the end of the period covered by this report (the quarter ended March 31, 2014), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including controls and procedures being implemented to address the material weakness described above. Based upon their evaluation and the lack of a sufficient period of time for the additional controls and processes to operate, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of such period, a material weakness still existed, and our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting within the time periods specified in the Securities and Exchange Commission’s rules and forms information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the most recent fiscal quarter (the quarter ended March 31, 2014) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

On or about April 17, 2014, a putative class action complaint challenging the merger was filed in the Court of Chancery in the State of Delaware, captioned Salafia v. Zygo Corp., C.A. No. 9551-VCN. The complaint was filed on behalf of the public stockholders of Zygo and names as defendants Zygo, the members of its board of directors, AMETEK and Merger Sub. The complaint generally alleges that Zygo’s directors breached their fiduciary duties to Zygo’s stockholders by agreeing to sell Zygo for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Zygo, AMETEK and Merger Sub aided and abetted those alleged breaches. The complaint seeks, among other things, a court order to enjoin the merger. The defendants have not yet responded to the complaint, but believe that the claims asserted against them are without merit.

On or about April 21, 2014, a putative class action complaint challenging the merger was filed in the Court of Chancery in the State of Delaware, captioned Gordon v. Zygo Corporation, Case No. 9561. The complaint was filed on behalf of Natalie Gordon, on behalf of herself and other similarly situated public stockholders of Zygo, and names as defendants Zygo, the members of its board of directors, AMETEK and Merger Sub. The complaint generally alleges that the merger undervalues Zygo and was the result of an unfair sales process. The complaint alleges that Zygo’s directors breached their fiduciary duties to Zygo’s stockholders. Additionally, the complaint alleges that the defendants agreed to unreasonable deal-protection devices that discouraged potential bidders. The complaint seeks, among other things, to enjoin the merger. The defendants have not yet responded to the complaint, but believe that the claims asserted against them are without merit.

By order dated April 29, 2014, the Court of Chancery consolidated the Salafia and Gordon actions under the caption In re Zygo Corp. Shareholder Litigation, Cons. C.A. 9551-VCN.

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

Unforeseen or anticipated changes in senior management could adversely impact the Company due to a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations by new senior management. As reported in October 2013, following the mutual decision of Dr. Chris L. Koliopoulos and the Company’s Board of Directors, Dr. Koliopoulos resigned as the Chairman of the Board, President and Chief Executive Officer of the Company. The Board has appointed Gary K. Willis as Chief Executive Officer and Michael A. Kaufman as Chairman of the Board.

Zygo may not be able to obtain required regulatory approvals or may contain materially burdensome conditions and affect the completion of the Merger.

As previously reported, on April 10, 2014, the Company entered into an agreement and plan of merger with AMETEK, Inc. and a wholly-owned subsidiary of AMETEK, pursuant to which AMETEK has agreed to acquire all of the outstanding shares of common stock of Zygo for cash at a purchase price of $19.25 per share (the “Merger”). Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart–Scott–Rodino Antitrust Improvements Act of 1976. Although AMETEK and Zygo have agreed in the Merger Agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. While AMETEK and Zygo do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Under the Merger Agreement, AMETEK has no obligation to divest any business or assets or otherwise take any action that may be required or requested by any governmental entity in order to obtain regulatory approval, that would have an adverse impact, in any material respect, on the business of the Company or AMETEK or their respective subsidiaries or affiliates.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of Zygo.

If the Merger is not completed, the ongoing business of Zygo may be adversely affected, and Zygo will be subject to a number of risks, including the following:

•	Zygo may be required to pay AMETEK a reverse termination fee of $8.6 million if the Merger Agreement is terminated under certain specified circumstances and;

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by Zygo management, which could otherwise have been devoted to other opportunities that may have been beneficial to Zygo.

In each case, without realizing any of the benefits of having completed the Merger, these risks may materialize and may adversely affect Zygo Corporation’s business, financial results and stock price.

Zygo is subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and others having a business relationship with Zygo may have an adverse effect on Zygo. These uncertainties may impair Zygo’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Zygo to seek to change existing business relationships. Retention of certain employees by Zygo may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain contractual restrictions as to which we require the approval of AMETEK, we have agreed to operate our business in the ordinary course while the Merger is pending.

If the Merger is not completed, Zygo will have incurred substantial expenses without realizing the expected benefits of the Merger.

Zygo has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Merger is not completed, these expenses will be recognized without realizing the expected benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about stock repurchases during the quarter ended March 31, 2014 under our authorized purchase plan and restricted stock repurchases in connection with the surrender of shares to cover taxes upon the vesting of restricted stock awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2014 - January 31, 2014	5,791	$14.90	—	$5.0
February 1, 2014 - February 28, 2014	—	$0.00	—	$5.0
March 1, 2014 - March 31, 2014	—	$0.00	—	$5.0

(1)	In August 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2014, there were no repurchases of common stock in the open market. The previous share repurchases under this program have been effected pursuant to plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934. This rule allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. The adoption of this stock trading plan allows us to repurchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
29

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2014

31

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